Form 10-Q
period 1996-06-30
PERFECTDATA CORP
filed 1996-08-12
CIK 719662

                                      FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1996          Commission File Number 0-12817


                               PERFECTDATA CORPORATION
                (Exact name of registrant as specified in its charter)


           CALIFORNIA                              95-3087593
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification Number)


                                 110 West Easy Street
                          Simi Valley, California 93065-1689
                       (Address of principal executive offices)
                                      (Zip Code)


                                    (805) 581-4000
                 (Registrant's telephone number, including area code)


                                    Not Applicable
                 (Former name, former address and former fiscal year,
                            if changes since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X         No
    -----          -----
As of July 31, 1996, there were 3,094,500 shares of common stock outstanding.

                               PERFECTDATA CORPORATION


                                        INDEX


                                                                  PAGE
PART I.       FINANCIAL INFORMATION

              Consolidated Balance Sheets -
              June 30, 1996 and March 31, 1996                     2

              Consolidated Statements of Earnings -
              quarters ended June 30, 1996
              and 1995                                             3

              Consolidated Statements of Shareholders'
              Equity - three months ended
              June 30, 1996                                        4

              Consolidated Statements of Cash Flows -
              three months ended June 30, 1996
              and 1995                                             5

              Notes to Consolidated Financial Statements         6 - 7

              Management's discussion and analysis of
              financial condition and results of
              operations                                           8


PART II.      OTHER INFORMATION

              Item 1.   Legal Proceedings                          9

              Item 6.   Exhibits and Reports on Form 8-K           9

                        PERFECTDATA CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)
                   (Dollars in thousands, except number of shares)

                                                    June 30,     March 31
                                                      1996        1996
                                                    -------     -------
ASSETS

Current assets
  Cash and cash equivalents, including
    short-term certificates of deposit of
    $160 at June and at March                       $   700     $   711
  Accounts receivable, less allowance
    for doubtful receivables of
    $11 at June and at March                            825         906
  Inventories                                         1,417       1,245
  Prepaid expenses and other current assets             117          85
  Marketable securities, short-term                     326         323
Current assets of discontinued operations                88          88
Deposit on litigation award                             305         305
  Deferred income tax benefit                           108         117
                                                    -------     -------

    Total current assets                              3,886       3,780

Property, plant and equipment, net                      216         248
Deferred Income Tax benefit                             610         603
Other assets, net                                        19          19
                                                    -------     -------
                                                    $ 4,731     $ 4,650
                                                    -------     -------
                                                    -------     -------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                  $   423     $   381
  Accrued expenses                                      186         193
  Accrued salaries, wages and vacation                   61          68
  Current liabilities of discontinued
   operations                                           203         203
                                                    -------     -------

     Total current liabilities                          873         845
                                                    -------     -------

Minority Interest                                        13          12
                                                    -------     -------

Shareholders' equity:
  Preferred stock.  Authorized 2,000,000
    shares; none issued                                 -           -
  Common stock, no par value.  Authorized
    10,000,000 shares; issued and
     outstanding 3,094,500 shares at
    June and 3,069,000 shares at March                8,053       8,026
  Accumulated deficit                                (4,209)     (4,211)
  Allowance for gain (loss) on
    marketable securities                                 1         (22)
                                                    -------     -------

    Net shareholders' equity                          3,845       3,793
                                                    -------     -------
                                                    $ 4,731     $ 4,650
                                                    -------     -------
                                                    -------     -------

See accompanying notes to financial statements.

                       PerfectData Corporation and Subsidiary
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)

- - --------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)
- - --------------------------------------------------------------------------------
                                                      Three Months Ended
                                                           June 30,
                                                        1996       1995
- - --------------------------------------------------------------------------------

Net sales                                             $ 1,436    $ 1,507
Costs and Expenses:
  Cost of sales                                           918        993
  Selling, general and administrative                     511        516
                                                      -------    -------
         Total costs and expenses                       1,429      1,509

Income (loss) from operations                               7         (2)
                                                      -------    -------
Other income and (expense):
  Interest income, net                                      9          8
  Minority Interest Expense                                (1)        -
  Other, net                                                9         12
                                                      -------    -------
         Total other income and (expense)                  17         20
                                                      -------    -------
Income from continuing operations before
  income taxes                                             24         18
Income tax provision                                        3         13
                                                      -------    -------
Income from continuing operations                          21          5
Gain (loss) on disposal of
 discontinued operations                                  (19)        -
                                                      -------    -------
Net income (loss)                                     $     2    $     5
                                                      -------    -------
                                                      -------    -------
Net income (loss) per common share:
Income from continuing operations                     $   .01   $     -
Gain (loss) on disposal of
 discontinued operations                                 (.01)        -
                                                      -------    -------

                                                      $    -     $    -
                                                      -------    -------
                                                      -------    -------

Weighted average shares outstanding                     3,074      3,137


See accompanying notes to financial statements.

                       PerfectData Corporation and Subsidiary
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     (Unaudited)


- - --------------------------------------------------------------------------------
(In thousands)

   Period from March 31, 1996 through June 30, 1996
- - --------------------------------------------------------------------------------



                                                                                   Allowance     Net
                                          Common Stock                             for gain/     share-
                                       -------------------       Accumulated       (loss) on     holders'
                                       Shares        Amount        deficit         mkt. sec.     equity
- - ----------------------------------------------------------------------------------------------------------------
     Balance at
       March 31, 1996                  3,069         $8,026        $(4,211)         $ (22)        $3,793

     Stock issued upon
       exercise of options                28             29              -              -             29

     Stock repurchased
       and retired                        (2)            (2)             -              -             (2)

     Net unrealized gain/
       (loss) on marketable
       securities                          -              -              -             23             23

     Net earnings                          -              -              2              -              2
- - ----------------------------------------------------------------------------------------------------------------

     Balance at
       June 30, 1996                   3,095         $8,053        $(4,209)         $   1         $3,845
- - ----------------------------------------------------------------------------------------------------------------
- - ----------------------------------------------------------------------------------------------------------------



    See accompanying notes to financial statements.

                               PERFECTDATA CORPORATION
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                (Dollars in thousands)

                                             Three Month Period Ended
                                                     June 30,
                                             ------------------------
                                              1996            1995
                                             -------         -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                            $     2         $     5
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   (Gain) loss on disposal of
     discontinued operations                      19               -
   Depreciation and amortization                  32              32
   Deferred income tax (benefit) provision         2              13
   (Increase) decrease in accounts
     receivable                                   81             166
   (Increase) decrease in inventories           (172)            (89)
   (Increase) decrease in prepaid
     expenses and other current assets           (32)             10
   (Increase) decrease in other assets             -               1
   Increase (decrease) in accounts
     payable                                      42            (183)
   Increase (decrease) in accrued
     expenses                                     (7)            (55)
   Increase (decrease) in accrued
     salaries, wages and vacation                 (7)             (2)
                                             -------         -------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                           (40)           (102)
                                             -------         -------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant, and
  equipment                                  $     -         $    (2)
(Increase) decrease in investment
  securities, net                                 20              17
                                             -------         -------

NET CASH PROVIDED BY
  INVESTING ACTIVITIES                            20              15
                                             -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from minority interest               1               -
Exercise of stock options                         29               -
Repurchase of common stock                        (2)            (39)
                                             -------         -------

NET CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES                           28             (39)
                                             -------         -------

NET CASH PROVIDED (USED) BY
  CONTINUING OPERATIONS                            8            (126)

CASH PROVIDED (USED) IN
  DISCONTINUED OPERATIONS                        (19)              -
                                             -------         -------

Increase (decrease) in cash and
  cash equivalents                               (11)           (126)
Cash and cash equivalents at
  beginning of period                            711             929
                                             -------         -------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                              $   700         $   803
                                             -------         -------
                                             -------         -------

See accompanying notes to financial statements.

                        PERFECTDATA CORPORATION AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the unaudited consolidated financial statements contained in this report have been prepared on a basis consistent with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. All adjustments included in the financial statements are of a normal recurring nature and are necessary to present fairly the Company's financial position as of June 30, 1996 and the results of its operations and cash flows for the three months ended June 30, 1996 and 1995.

2.  Marketable securities classified as current assets at June 30,   1996,
    include the following (dollars in thousands):

                                     Fair Value             Cost
                                     ------------------     ----
    U.S. Treasury obligations          $  52               $  51
    Corporate debt securities             10                  10
    Marketable equity securities         264                 264
                                       -------------------------
                                       $ 326               $ 325
                                       -------------------------
                                       -------------------------
3. Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at June 30, 1996 and March 31, 1996 consist of the following:

         (In thousands)
                               June 30, 1996       March 31, 1996
                              ---------------      --------------
         Raw materials            $  526              $  462
         Work in process             168                 148
         Finished products           723                 635
                                  ------              ------
                                  $1,417              $1,245
                                  ------              ------
                                  ------              ------
4.  Property, plant and equipment consist of (dollars in thousands):

                                     June 30, 1996      March 31, 1996
                                     -------------      --------------
         Machinery and equipment       $   479               $   479
         Furniture and fixtures            149                   149
         Tooling                           711                   711
         Leasehold improvements            155                   155
                                       -------               -------
                                         1,494                 1,494
            Less accumulated
              depreciation              (1,278)               (1,246)
                                       -------               -------

                                       $   216                $  248
                                       -------               -------
                                       -------               -------

5. During the quarter ended June 30, 1996, the Company issued 27,500 shares of Common Stock under the 1985 Employee Stock Option Plan for consideration of $29,219.

    During the quarter ended June 30, 1996, the Company repurchased an aggregate of 2,000 shares of the Company's Common Stock on the open market, for an aggregate value of $2,379.

6. Net earnings (loss) per share is based on the weighted average number of shares outstanding during each of the respective periods. Common stock equivalents are excluded from the calculation of weighted average shares outstanding as their effect is immaterial or antidilutive.

Item 2.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales from continuing operations for the first fiscal quarter ended June 30, 1996 were $1,436,000 compared to $1,507,000 in the year-earlier period. The modest decrease in sales was primarily due to lower selling prices; unit volume was up slightly.

In June of 1996 the Company appointed a new Director of Sales and Marketing, Mr. Al Pramschufer. Mr. Pramschufer came to PerfectData with vast experience and an accomplished background, having served as Vice President of Sales and Marketing at several corporations.

During the current quarter the Company introduced several new products and anticipates this new business to contribute to the fourth quarter results.

For the first quarter ended June 30, 1996, the Company had a modest turnaround with income from operations of $7,000 compared to a loss of $2,000 in the year earlier period. The Company had income from continuing operations of $21,000 compared to $5,000 in the year-earlier period.

As previously discussed in the Company's Form 10-K for the fiscal year ended March 31, 1996, the Company appealed the judgement awarded a former employee relating to an employment contract. The loss on discontinued operations for the current quarter is due to legal fees incurred relative to the appeal.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position. Current assets were $3,886,000 compared to current liabilities of $873,000 at June 30, 1996 for a current ratio of better than 4 to 1. Working capital at June 30, 1996 was $3,013,000 compared to $2,935,000 at fiscal year end. Cash and cash equivalents decreased slightly to $700,000 as of June 30, 1996 from $711,000 as of March 31, 1996.

The Company continues to maintain a line of credit for $1,000,000, which it has not yet used. Management believes that future working capital requirements will be provided primarily from operations and that the Company's liquidity and working capital requirements are adequate for the foreseeable future.
Management feels that the Company's credit worthiness is substantial, relative to its size.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         A lawsuit was filed against PerfectData Corporation in the Superior Court of Orange County, California, on May 11, 1995. The lawsuit involved product liability resulting in a loss of life.

         On June 4, 1996, judgement was found in favor of the Company with no liability. On July 30, 1996, a motion filed by the plaintiff for a new trial was denied. The plaintiff has ninety days in which to file a notice of appeal. As of the date of this Form 10-Q filing, no appeal has been filed.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              Inapplicable.

         (b)  Reports on Form 8-K.

              No report on Form 8-K was filed during the quarter for which this report is filed.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PERFECTDATA CORPORATION



Date: AUGUST 9, 1996                 Joseph Mazin
      --------------              -----------------------------------
                                  Joseph Mazin
                                  President,
                                  Chief Executive Officer and
                                  Chairman of the Board






Date: August 9, 1996                 Irene J. Marino
      --------------              -----------------------------------
                                  Irene J. Marino
                                  Corporate Secretary,
                                  V.P. Finance and
                                  Chief Financial Officer