Form 10-Q
period 1996-09-30
PERFECTDATA CORP
filed 1996-11-14
CIK 719662

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1996              Commission File Number 0-12817


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

Yes   X         No
   -------        -------

As of October 31, 1996, there were 3,094,500 shares of common stock outstanding.

                               PERFECTDATA CORPORATION
                               -----------------------

                                        INDEX
                                        -----


                                                               Page
                                                               ----

PART I.       FINANCIAL INFORMATION

              Consolidated Balance Sheets -
              September 30, 1996 and March 31, 1996             2

              Consolidated Statements of Earnings -
              quarters ended September 30, 1996
              and 1995, and six months ended
              September 30, 1996 and 1995                       3

              Consolidated Statements of Shareholders'
              Equity - six months ended September 30,
              1996                                              4

              Consolidated Statements of Cash Flows -
              six months ended September 30, 1996
              and 1995                                          5


              Notes to Consolidated Financial Statements      6 - 7

              Management's discussion and analysis of
              financial condition and results of
              operations                                        8


PART II.      OTHER INFORMATION

              Item 6.   Exhibits and Reports on Form 8-K        9

                     PERFECTDATA CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
               (Dollars in thousands, except number of shares)

                                                     Sept. 30,      March 31
                                                        1996          1996
                                                     --------       --------
ASSETS

Current assets
  Cash and cash equivalents, including
    short-term certificates of deposit of
    $160 at September and at March                    $   652        $   711
  Accounts receivable, less allowance
    for doubtful receivables of
    $11 at September and at March                         857            906
  Inventories                                           1,267          1,245
  Prepaid expenses and other current assets               110             85
  Marketable securities, short-term                       324            323
Current assets of discontinued operations                  88             88
Deposit on litigation award                               305            305
  Deferred income tax benefit                             106            117
                                                     --------       --------

   Total current assets                                 3,709          3,780

Property, plant and equipment, net                        194            248
Deferred Income Tax benefit                               613            603
Other assets, net                                          19             19
                                                     --------       --------
                                                      $ 4,535        $ 4,650
                                                     --------       --------
                                                     --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                    $   274        $   381
  Accrued expenses                                        163            193
  Accrued salaries, wages and vacation                     52             68
  Current liabilities of discontinued
   operations                                             203            203
                                                     --------       --------

    Total current liabilities                             692            845
                                                     --------       --------

Minority Interest                                          11             12
                                                     --------       --------

Shareholders' equity:
  Preferred stock.  Authorized 2,000,000
    shares; none issued                                    -              -
  Common stock, no par value.  Authorized
    10,000,000 shares; issued and
   outstanding 3,094,500 shares at
    September and 3,069,000 shares at March             8,053          8,026
  Accumulated deficit                                  (4,210)        (4,211)
  Allowance for gain (loss) on
    marketable securities                                 (11)           (22)
                                                     --------       --------

  Net shareholders' equity                              3,832          3,793
                                                     --------       --------
                                                      $ 4,535        $ 4,650
                                                     --------       --------
                                                     --------       --------


See accompanying notes to financial statements.

                       PerfectData Corporation and Subsidiary
                        CONSOLIDATED STATEMENTS OF EARNINGS
                                    (Unaudited)
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------
                                      Three Months Ended       Six Months Ended
                                         September 30,           September 30,
                                        1996       1995         1996      1995
--------------------------------------------------------------------------------
Net sales                             $ 1,474    $ 1,495       $2,910    $3,002
Costs and Expenses:
  Cost of sales                         1,012        983        1,930     1,976
  Selling, general and
   administrative                         493        498        1,004     1,014
                                      -------    -------       ------    ------
      Total costs and expenses          1,505      1,481        2,934     2,990

Income (loss) from operations             (31)        14          (24)       12
                                      -------    -------       ------    ------

Other income and (expense):
  Interest income, net                      5         11           14        19
  Minority Interest Expense                 -          -           (1)        -
  Other, net                               23         13           32        25
                                      -------    -------       ------    ------

    Total other income and (expense)       28         24           45        44
                                      -------    -------       ------    ------

Income (loss) from continuing
  operations before income taxes           (3)        38           21        56
Income tax benefit (provision)              2        (11)          (1)      (24)
                                      -------    -------       ------    ------

Income (loss) from continuing
  operations                               (1)        27           20        32
Gain (loss) on disposal of
  discontinued operations                   -       (119)         (19)     (119)
                                      -------    -------       ------    ------

Net income (loss)                     $    (1)   $   (92)      $    1    $  (87)
                                      -------    -------       ------    ------
                                      -------    -------       ------    ------

Net income (loss) per common share:
Income (loss) from continuing
  operations                          $     -    $   .01       $  .01    $  .01
Gain (loss) on disposal of
  discontinued operations                   -       (.04)        (.01)     (.04)
                                      -------    -------       ------    ------

                                      $     -    $  (.03)           -    $ (.03)
                                      -------    -------       ------    ------
                                      -------    -------       ------    ------

Weighted average shares outstanding     3,084      3,121        3,084     3,129


See accompanying notes to financial statements.

                    PerfectData Corporation and Subsidiary
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (Unaudited)

--------------------------------------------------------------------------------
(In thousands)
   Period from March 31, 1996 through September 30, 1996
--------------------------------------------------------------------------------


                                                           Allowance    Net
                                                           for gain/    share-
                               COMMON STOCK   Accumulated  (loss) on    holders'
                             Shares   Amount    deficit     mkt. sec.    equity
--------------------------------------------------------------------------------
  Balance at
     March 31, 1996           3,069   $8,026    $(4,211)     $ (22)      $3,793

  Stock issued upon
    exercise of options          28       29          -          -           29

  Stock repurchased
    and retired                  (2)      (2)         -          -           (2)

  Net unrealized gain/
    (loss) on marketable
    securities                    -        -          -         11           11

  Net earnings                    -        -          1          -            1
--------------------------------------------------------------------------------
  Balance at
     September 30, 1996       3,095   $8,053    $(4,210)     $ (11)      $3,832
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in thousands)

                                                       Six Month Period Ended
                                                            September 30,
                                                       -----------------------
                                                        1996            1995
                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $    1          $  (87)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   (Gain) loss on disposal of
     discontinued operations                               19             119
Depreciation and amortization                              63              64
   Deferred income tax (benefit) provision                  1              24
   (Increase) decrease in accounts
     receivable                                            49             157
   (Increase) decrease in inventories                     (22)             37
   (Increase) decrease in prepaid
     expenses and other current assets                    (25)             12
   (Increase) decrease in other assets                      -               1
   Increase (decrease) in accounts
     payable                                             (107)           (292)
   Increase (decrease) in accrued
     expenses                                             (30)            (56)
   Increase (decrease) in accrued
     salaries, wages and vacation                         (16)            (13)
   Increase in current liabilities of
     discontinued operations                                -             120
                                                       -------        -------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                                    (67)             86
                                                       -------        -------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant, and
  equipment                                            $   (9)        $   (13)
(Increase) decrease in investment
  securities, net                                          10              (9)
                                                       -------        -------

NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                                      1             (22)
                                                       -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in minority interest                              (1)              -
Exercise of stock options                                  29               -
Repurchase of common stock                                 (2)            (47)
                                                       -------        -------
NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                                     26             (47)
                                                       -------        -------
NET CASH PROVIDED (USED) BY
  CONTINUING OPERATIONS                                   (40)             17

CASH PROVIDED (USED) IN
  DISCONTINUED OPERATIONS                                 (19)           (119)
                                                       -------        -------
Increase (decrease) in cash and
  cash equivalents                                        (59)           (102)
Cash and cash equivalents at
  beginning of period                                     711             929
                                                       -------        -------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                       $   652          $  827
                                                       -------        -------
                                                       -------        -------

See accompanying notes to financial statements.

                      PERFECTDATA CORPORATION AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the unaudited consolidated financial statements contained in this report have been prepared on a basis consistent with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. All adjustments included in the financial statements are of a normal recurring nature and are necessary to present fairly the Company's financial position as of September 30, 1996 and the results of its operations and cash flows for the six months ended September 30, 1996 and 1995.

2. Marketable securities classified as current assets at September 30, 1996, include the following (dollars in thousands):

                                    FAIR VALUE              COST
                                    ----------              ----

    U.S. Treasury obligations          $  53               $  52
    Corporate debt securities             10                  10
    Marketable equity securities         261                 273
                                       -----               -----
                                       $ 324               $ 335
                                       -----               -----
                                       -----               -----

3. Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at September 30, 1996 and March 31, 1996 consist of the following:

         (In thousands)
                                  Sept. 30, 1996       March 31, 1996
                                  --------------       --------------

         Raw materials                $  470               $  462
         Work in process                 151                  148
         Finished products               646                  635
                                      ------               ------
                                      $1,267               $1,245
                                      ------               ------
                                      ------               ------

4.  Property, plant and equipment consist of (dollars in thousands):

                                     Sept. 30, 1996      March 31, 1996
                                     --------------      --------------

         Machinery and equipment       $   488               $   479
         Furniture and fixtures            149                   149
         Tooling                           711                   711
         Leasehold improvements            155                   155
                                       -------               -------
                                         1,503                 1,494
            Less accumulated
              depreciation              (1,309)               (1,246)
                                       -------               -------
                                       $   194               $   248
                                       -------               -------
                                       -------               -------

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

Item 2.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales from continuing operations for the second fiscal quarter ended September 30, 1996 was $1,474,000 compared to $1,495,000 in the year-earlier period. Net sales for the six months ended September 30, 1996 were $2,910,000 compared to $3,002,000 in the year-earlier period. Although sales have decreased a modest 3% due to lower selling prices, unit volume has increased more than 13% from the year-earlier periods.

In June of 1996 the Company appointed a new Director of Sales and Marketing, Mr. Al Pramschufer. Mr. Pramschufer came to PerfectData with vast experience and an accomplished background, having served as Vice President of Sales and Marketing at several corporations.

The Company took an aggressive sales posture, reducing selling prices on some items and penetrating new markets. Registrant further expanded its distribution subsequent to the quarter's end by becoming the approved vendor to the 300+ dealers of the National Purchasing Association. PerfectData also strengthened its field sales apparatus with the addition of several new key sales representative organizations.

The decline in net earnings from continuing operations from the year-earlier period is directly related to lower selling prices. Management continues to monitor and tighten cost controls including an aggressive approach to product purchasing. Subsequent to the quarter ended September 30, 1996, the Company restructured and downsized as well as lowered its product costs.

As previously discussed in the Company's Form 10-K for the fiscal year ended March 31, 1996, the Company appealed the judgement awarded a former employee relating to an employment contract. The loss on discontinued operations at September 30, 1996 is due to legal fees incurred relative to the appeal.

Unit sales and market share are monitored regularly to position the Company for accelerated growth and profitability.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position. Current assets were $3,709,000 compared to current liabilities of $692,000 at September 30, 1996 for a current ratio of better than 5 to 1. Working capital at September 30, 1996 was $3,017,000 compared to $2,935,000 at fiscal year end.

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



                                  PERFECTDATA CORPORATION



Date:  November 11, 1996           /s/ Joseph Mazin
     --------------------         -------------------------------
                                  Joseph Mazin
                                  President,
                                  Chief Executive Officer and
                                  Chairman of the Board




Date:  November 11, 1996           /s/ Irene J. Marino
     --------------------         -------------------------------
                                  Irene J. Marino
                                  Corporate Secretary,
                                  V.P. Finance and
                                  Chief Financial Officer