Form 10-Q
period 1996-12-31
PERFECTDATA CORP
filed 1997-02-13
CIK 719662

                                    FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 31, 1996          Commission File Number 0-12817


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


Yes   X         No
    ------         ------

As of January 31, 1997, there were 3,093,700 shares of common stock outstanding.

                             PERFECTDATA CORPORATION



                                      INDEX


                                                              Page

PART I.        FINANCIAL INFORMATION

               Consolidated Balance Sheets -
               December 31, 1996 and March 31, 1996             2

               Consolidated Statements of Earnings -
               quarters ended December 31, 1996 and
               1995, and nine months ended December 31,
               1996 and 1995                                   3

               Consolidated Statements of Shareholders'
               Equity - nine months ended December 31,
               1996                                            4

               Consolidated Statements of Cash Flows -
               nine months ended December 31, 1996
               and 1995                                        5

               Notes to Consolidated Financial Statements    6 - 7

               Management's discussion and analysis of
               financial condition and results of
               operations                                    8 - 9


PART II.       OTHER INFORMATION

               Item 6.   Exhibits and Reports on Form 8-K     10

                     PERFECTDATA CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (Dollars in thousands, except number of shares)

                                                 Dec. 31,       March 31
                                                  1996            1996
                                                ---------       --------
ASSETS
Current assets
  Cash and cash equivalents, including
    short-term certificates of deposit of
    $160 at December and at March                 $   923        $   711
  Accounts receivable, less allowance
    for doubtful receivables of
    $14 at December and $11 at March                  707            906
  Inventories                                       1,009          1,245
  Prepaid expenses and other current assets           121             85
  Marketable securities, short-term                   354            323
Current assets of discontinued operations              88             88
Deposit on litigation award                           305            305
  Deferred income tax benefit                         118            117
                                                ---------       --------
   Total current assets                             3,625          3,780

Property, plant and equipment, net                    172            248
Deferred Income Tax benefit                           603            603
Other assets, net                                      19             19
                                                ---------       --------
                                                  $ 4,419        $ 4,650
                                                ---------       --------
                                                ---------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                $   145        $   381
  Accrued expenses                                    185            193
  Accrued salaries, wages and vacation                 52             68
  Current liabilities of discontinued
   operations                                         203            203
                                                ---------       --------
    Total current liabilities                         585            845
                                                ---------       --------
Minority Interest                                      10             12
                                                ---------       --------

Shareholders' equity:
  Preferred stock.  Authorized 2,000,000
    shares; none issued                                 -              -
  Common stock, no par value.  Authorized
    10,000,000 shares; issued and
   outstanding 3,094,500 shares at
    December and 3,069,000 shares at March          8,053          8,026
  Accumulated deficit                              (4,225)        (4,211)
Allowance for gain (loss) on
  marketable securities                                (4)           (22)
                                                ---------       --------
Net shareholders' equity                            3,824          3,793
                                                ---------       --------
                                                  $ 4,419        $ 4,650
                                                ---------       --------
                                                ---------       --------


See accompanying notes to financial statements.

                     PERFECTDATA CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

-------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)


                                      Three Months Ended       Nine Months Ended
                                          December 31,           December 31,
                                       1996       1995          1996      1995
                                      -------    -------       ------    ------
Net sales                             $ 1,387    $ 1,408       $4,297    $4,410
Costs and Expenses:
  Cost of sales                           938        911        2,868     2,887
  Selling, general and
   administrative                         476        494        1,480     1,508
                                      -------    -------       ------    ------
       Total costs and expenses         1,414      1,405        4,348     4,395

Income (loss) from operations             (27)         3          (51)       15
                                      -------    -------       ------    ------

Other income and (expense):
  Interest income, net                      6         11           20        30

  Minority Interest Benefit                 3          -            2         -
  Other, net                               14         10           46        35
                                      -------    -------       ------    ------
  Total other income and (expense)         23         21           68        65
                                      -------    -------       ------    ------

Income (loss) from continuing
  operations before income taxes           (4)        24           17        80
Income tax benefit (provision)              1         (6)           -       (30)
                                      -------    -------       ------    ------

Income (loss) from continuing
  operations                               (3)        18           17        50
Gain (loss) on disposal of
  discontinued operations                 (12)        14          (31)     (105)
                                      -------    -------       ------    ------
Net income (loss)                     $   (15)   $    32       $  (14)   $  (55)
                                      -------    -------       ------    ------
                                      -------    -------       ------    ------
Net income (loss) per common share:
Income (loss) from continuing
  operations                          $     -    $   .01      $   .01    $  .02
Gain (loss) on disposal of
  discontinued operations                   -          -         (.01)     (.04)
                                      -------    -------       ------    ------
                                      $     -    $   .01            -    $ (.02)
                                      -------    -------       ------    ------
                                      -------    -------       ------    ------
Weighted average shares outstanding     3,088      3,096        3,088     3,118


See accompanying notes to financial statements.

                     PERFECTDATA CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


-------------------------------------------------------------------------------
(In thousands)

                          Period from March 31, 1996 through December 31, 1996
                          ----------------------------------------------------
                                                          Allowance     Net
                           Common Stock                   for gain/    share-
                          --------------   Accumulated   (loss) on    holders'
                          Shares  Amount     deficit      mkt. sec.    equity
                          ------  ------    --------     ----------   --------
Balance at
 March 31, 1996            3,069  $8,026    $(4,211)       $ (22)      $3,793

Stock issued upon
 exercise of options          28      29          -            -           29

Stock repurchased
 and retired                  (2)     (2)         -            -           (2)

Net unrealized gain/
 (loss) on marketable
 securities                    -       -          -           18           18

Net earnings (loss)            -       -        (14)           -          (14)
                          ------  ------    --------     ----------   --------
Balance at
  December 31, 1996        3,095  $8,053    $(4,225)       $  (4)      $3,824
                          ------  ------    --------     ----------   --------
                          ------  ------    --------     ----------   --------


See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                          Nine Month Period Ended
                                                December 31,
                                          ----------------------
                                           1996            1995
                                          ------          ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                         $  (14)         $  (55)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   (Gain) loss on disposal of
     discontinued operations                  31             105
Depreciation and amortization                 87              94
   Deferred income tax (benefit) provision    (1)             30
   (Increase) decrease in accounts
     receivable                              199             279
   (Increase) decrease in inventories        236            (104)
   (Increase) decrease in prepaid
     expenses and other current assets       (36)             (3)
   (Increase) decrease in other assets         -              12
   Increase (decrease) in accounts
     payable                                (236)             52
   Increase (decrease) in accrued
     expenses                                 (8)           (102)
   Increase (decrease) in accrued
     salaries, wages and vacation            (16)            (15)
   Increase in current liabilities of
     discontinued operations                   -             106
                                          ------          ------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                       242             399
                                          ------          ------
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant, and
  equipment                               $  (11)        $    (6)
(Increase) decrease in investment
  securities, net                            (13)            (64)
                                          ------          ------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                       (24)            (70)
                                          ------          ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in minority interest                 (2)              -
Exercise of stock options                     29               -
Repurchase of common stock                    (2)            (92)
                                          ------          ------
NET CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES                       25             (92)
                                          ------          ------
NET CASH PROVIDED (USED) BY
  CONTINUING OPERATIONS                      243             237
CASH PROVIDED (USED) IN
  DISCONTINUED OPERATIONS                    (31)           (105)
                                          ------          ------
Increase (decrease) in cash and
  cash equivalents                           212             132
Cash and cash equivalents at
  beginning of period                        711             929
                                          ------          ------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $   923          $1,061
                                          ------          ------
                                          ------          ------

See accompanying notes to financial statements.

                     PERFECTDATA CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of the Company, the unaudited consolidated financial statements contained in this report have been prepared on a basis consistent with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. All adjustments included in the financial statements are of a normal recurring nature and are necessary to present fairly the Company's financial position as of December 31, 1996 and the results of its operations and cash flows for the nine months ended December 31, 1996 and 1995.

2. Marketable securities classified as current assets at December 31, 1996, include the following (dollars in thousands):

                                     Fair Value             Cost
                                     ----------             -----
     U.S. Treasury obligations          $  54               $  52
     Corporate debt securities             10                  10
     Marketable equity securities         290                 296
                                        -----               -----
                                        $ 354               $ 358
                                        -----               -----
                                        -----               -----

3. Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at December 31, 1996 and March 31, 1996 consist of the following:

          (In thousands)
                              Dec. 31, 1996        March 31, 1996
                              -------------        --------------
          Raw materials            $  374              $  462
          Work in process             120                 148
          Finished products           515                 635
                                   ------              ------
                                   $1,009              $1,245
                                   ------              ------
                                   ------              ------

4.   Property, plant and equipment consist of (dollars in thousands):

                                      Dec. 31, 1996      March 31, 1996
                                      -------------      --------------
          Machinery and equipment       $   488               $   479
          Furniture and fixtures            151                   149
          Tooling                           711                   711
          Leasehold improvements            155                   155
                                        -------               -------
                                          1,505                 1,494
             Less accumulated
               depreciation              (1,333)               (1,246)
                                        -------               -------
                                        $   172               $   248
                                        -------               -------
                                        -------               -------

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

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales from continuing operations for the third fiscal quarter ended December 31, 1996 were $1,387,000 compared to $1,408,000 in the year-earlier period. Net sales for the nine months ended December 31, 1996 were $4,297,000 compared to $4,410,000 in the year-earlier period. Although sales have decreased a modest 3% due to lower selling prices, unit volume has increased approx. 12% from the year-earlier periods.

As previously discussed, in June of 1996 the Company appointed a new Director of Sales and Marketing, Mr. Al Pramschufer. Mr. Pramschufer came to PerfectData with vast experience and an accomplished background, having served as Vice President of Sales and Marketing at several corporations.

The Company also took an aggressive sales posture, reducing selling prices on some items as well as focusing on new markets. During the quarter ended December 31, 1996, The Company expanded its distribution channels by becoming an approved vendor to the 300+ dealers of the National Purchasing Association. Subsequent to the quarter's end, the Company was also named an approved vendor to the 200+ dealers of Office Network, a national office supply buying and marketing group,

The decline in net earnings from continuing operations from the year-earlier period is directly related to lower selling prices. During September 1996, the Company restructured and downsized in an effort to minimize its operating costs while maintaining a high level of efficiency. The Company continues its aggressive approach to product purchasing on an ongoing basis.

As previously discussed in the Company's Form 10-K for the fiscal year ended March 31, 1996, the Company appealed the judgement awarded a former employee relating to an employment contract. The loss on discontinued operations at December 31, 1996 is due to legal fees incurred relative to the appeal.

Subsequent to the quarter ended December 31, 1996, the Company received two unsolicited bids from the Polak Investment Group to acquire a controlling interest in the Company. The Board of Directors considered and rejected both bids as being inadequate.

The Board of Directors of PerfectData has made a bid to acquire Novaquest InfoSystems, a privately held company with annual sales of approximately $200 million. There is no assurance that this transaction will be completed, but the Company will be working diligently to pursue this or other business opportunities that will enhance shareholder value.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position. Cash and cash equivalents increased to $923,000 as of December 31, 1996 from $711,000 as of March 31, 1996. Current assets were $3,625,000 compared to current liabilities of $585,000 at December 31, 1996 for a current ratio of 6 to 1. Working capital at December 31, 1996 was $3,040,000 compared to $2,935,000 at fiscal year end.

During the quarter ended December 31, 1996, the Company renewed its line of credit for $1,000,000, which it has not yet used. Management believes that future working capital requirements will be provided primarily from operations and that the Company's liquidity and working capital requirements are adequate for the foreseeable future. Management feels that the Company's credit worthiness is substantial, relative to its size.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

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

                                   PERFECTDATA CORPORATION



Date: February 11, 1997            Joseph Mazin
      -----------------            ----------------------------
                                   Joseph Mazin
                                   President,
                                   Chief Executive Officer and
                                   Chairman of the Board






Date: February 11, 1997            Irene J. Marino
      -----------------            ----------------------------
                                   Irene J. Marino
                                   Corporate Secretary,
                                   V.P. Finance and
                                   Chief Financial Officer