Form 10-K
period 1997-03-31
PERFECTDATA CORP
filed 1997-06-30
CIK 719662

--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                 --------------------

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                                 --------------------

For the fiscal year ended March 31, 1997         Commission File No. 0-12817

                                 --------------------

                               PERFECTDATA CORPORATION
                (Exact name of registrant as specified in its charter)

               California                              95-3087593
    (State or other jurisdiction                    (I.R.S. Employer
    of incorporation or organization)               Identification No.)

           110 West Easy Street
             Simi Valley, California                      93065
   (Address of principal executive offices)              (Zip Code)

                                    (805) 581-4000
                 (Registrant's telephone number, including area code)

                                 --------------------

             Securities registered pursuant to Section 12(b) of the Act:
                                         None

             Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock                   NASDAQ

                                 --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this this Form 10-K. [ X ]

As of May 31, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $4,480,916.

As of May 31, 1997, the registrant had 3,093,700 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

                                        PART I

ITEM 1.  BUSINESS

    PerfectData Corporation (the Company) was incorporated in the state of California on June 8, 1976. The Company was originally founded by an experienced group of engineers and data processing professionals to design and manufacture a proprietary line of Magnetic Media Maintenance equipment - Disk Pack Cleaners and Inspectors. This line of equipment, which has since been discontinued, was originally sold to Original Equipment Manufacturers (OEMs) such as Burroughs (now Unisys), DEC (Digital Equipment Corporation), NCR (National Cash Register) and 3M Corporation. Sales of these products by such well known companies contributed to increased user awareness as to the need for routine computer care and maintenance. It also brought credibility to the Company as a key manufacturer in the industry.

    With the evolution of the computer work environment from the sterile, climate-controlled surroundings of a clean room to the mainstream office and home environments, simple preventative maintenance has become a key element in maintaining equipment efficiency and personal productivity. The Company's line of CareWare Cleaning and Maintenance supplies are designed to address the needs of the end users of computers and office automation equipment and by maintenance organizations as part of preventative maintenance programs to reduce equipment "down time" and service costs and to increase product life.

    In November of 1990, the Company acquired the assets of Coverware Company, a manufacturer of high quality computer and office equipment dust covers. On June 20, 1991, the Company acquired the assets of Anchor Automation, Inc., a modem manufacturer. During the first quarter of fiscal 1995 the Company formally discontinued its modem and other telecommunications operations.

    The Company first entered the ergonomic accessory market with the introduction of its CopyHolder Systems and Accessories line in fiscal year 1992. During fiscal years 1993 and 1995 the Company expanded its ergonomic line with additional products.

During the third quarter of fiscal 1996, the Company acquired a majority interest in Starnet Universe Internet, Inc., a web server and Internet provider. Subsequent to fiscal year ending March 31, 1997, the Board of Directors of PerfectData Corporation authorized the distribution of the majority of these shares to PerfectData shareholders as a form of dividend.

THE INDUSTRY

    The computer accessories and supplies market has grown with the addition of accessory products in channels other than those serviced by traditional office product catalogs, which have catered mostly to medium and large sized businesses.

    The Company feels that the market potential for its products will continue to grow and increase in size. Currently the largest growth area is the retail SoHo (Small Office Home Office) segment of the market. This market is serviced mainly by Office Superstores, mass merchants, Warehouse Clubs and by other office/computer retail outlets. The Company is organized to service all distribution channels.

PRODUCTS

    The following is a brief description of the products currently manufactured and marketed by the Company:

    CLEANING AND MAINTENANCE PRODUCTS.      The Company designs and markets a
line of consumable cleaning and preventative maintenance products for the Home, Office and Computer environments. Many of the Company's products have strong crossover appeal and applications for use outside of the office/computer environment. The potential for developing new markets or channels of distribution for these products exists.

    One of the Company's principal products is the PerfectDuster EcoDuster line of compressed gas dusters. This product is offered in a variety of formulations to meet competitive pressures and buyer demand. All of these dusters are 100% CFC free and contain no ozone depleting chemicals that could damage the ozone layer in the earth's upper atmosphere.

    Other products that comprise the cleaning and maintenance line are patented disk drive cleaners, optical lens and tape back-up cleaners, laser/copier/fax/inkjet cleaners, premoistened cleaning wipes and other cleaning systems for specific office equipment.

    ERGONOMIC PRODUCTS AND ACCESSORIES.     The PerfectData CopyHolder System
is a proprietary product which relieves eye, back and neck strain while increasing productivity by putting the document (copy) at the most comfortable height and angle for the user. The product line includes six different models and four unique accessories. All bases and accessories attach by means of a "snap-on/off" system; no tools are required for assembly; users create the system they need. The system includes the first affordable motorized line guide accessory.

    Other ergonomic products include an Adjustable Wrist Rest, Adjustable FootRest and Foot Rest with Massage. Each of these allows the user to customize their work station for maximum comfort, reduced risk of computer related injury and increased productivity.

    NEW PRODUCTS.       All new products recently introduced or under
development are in keeping with the desire to support and expand the Company's core business of cleaning and maintenance products.

    Recent product additions have expanded the Company's existing line of compressed gas dusters and consumable cleaning products.
MARKETING

    CUSTOMERS.     Since May of 1982, the Company has been selling its products primarily through retail distribution under the Company's "PerfectData" trademark. The retail distribution channel is comprised of office product catalogs, office product distributors and dealers, stationery and computer retail stores and large Warehouse/Superstore type accounts.

    Prior to May 1982, the Company sold substantially all of its products to companies commonly referred to as "Original Equipment Manufacturers" (OEMs) for resale under their own product packaging and through their own channels of distribution. Only 3% of the Company's sales are to OEM customers.

    The Company actively pursues foreign distribution of its products through a network of International distributors and customers. Sales are almost exclusively of "PerfectData" branded products. To support this channel of distribution, "PerfectData" product packaging and instructions are multi-lingual with most products available with a minimum of four languages. For fiscal years ended March 31, 1997, 1996 and 1995, approximately 11%, 13%, and 10% respectively of the Company's net sales were to International accounts.

    While the Company sold products to more than 700 customers throughout the world during fiscal 1997, approximately 78% of the Company's net sales were accounted for by its 10 largest customers. Sales to PriceCostco accounted for 42% of total sales. Sales to this customer were made pursuant to specific purchase orders and the customer is not obligated under any other agreement. No other customer accounted for more than 10% of the Company's net sales. In June 1997, subsequent to fiscal year end, the Company learned that its bid for the continuing business of PriceCostco had been rejected. The loss of this customer could possibly have a significant adverse effect on future earnings of the Company.

    SALES ORGANIZATION

    DOMESTIC SALES.     Sales of products under the trademark "PerfectData" are
made by independent manufacturers' representative groups, dealers and large distributors. Sales of the Company's products to Original Equipment Manufacturers under private label arrangements are handled by Company sales personnel located in California and, on a selected basis, by certain assigned independent manufacturers' representatives. Agreements between the Company and manufacturers' representatives or distributors may be terminated on short notice by either party.

    INTERNATIONAL SALES.     Prior to February 1988, virtually all sales to
accounts in Western Europe were under the supervision of the Company's wholly-owned subsidiary, PerfectData International (PDI). Originally acquired in March 1984, PDI was terminated as the Company's sales agent for Western Europe in February 1988. The Company substantially completed the liquidation of PDI during fiscal 1991.

    Amaray Data International Limited, a wholly-owned subsidiary of Amaray International Corporation was appointed as the Company's exclusive distributor for the United Kingdom in February of 1988. In June 1989, Hunt Manufacturing, Inc., a U.S. company, purchased the Computer Products Division of Amaray International Corporation. The United Kingdom subsidiary then became Hunt Data Products Europe, Ltd. The Company terminated its distribution agreement with Hunt Data Products Europe Ltd. in April 1992. S.C.E., a newly formed stationery and computer equipment products distributor staffed by experienced former employees of the Hunt organization was appointed as the Company's sole European distributor effective May 1, 1992.

    In January 1990, Hunt Canada International became the exclusive distributor of "PerfectData" branded products for all of Canada.

    In addition to S.C.E. and Hunt Canada, approximately 20 International Distributors sell the Company's products worldwide.

    Agreements between the Company and its foreign distributors may be terminated on short notice by either party.

    CUSTOMER SERVICE AND SUPPORT.      In order to enhance customer service,
training, field support and technical support, the Company has a toll free 800 phone number.

    All products are sold with a "return to manufacturer" warranty for replacement of damaged or defective goods only. All CareWare cleaning and maintenance products are warranted for ninety days from date of purchase; all CopyHolder Systems and Accessories are warranted for a one year period of time. Dealers and Distributors are required to perform this replacement service on behalf of the Company.

All products returned for warranty replacement must receive a written return authorization receipt from the Company prior to the return of any goods. Costs incurred annually by the Company for product warranties have been insignificant.

BACKLOG

    At March 31, 1997 the Company had orders, scheduled for delivery within a ninety day period or less, aggregating approximately $82,000 as compared with a backlog of approximately $52,000 at March 31, 1996. Purchase order release lead-times depend upon the scheduling practice of the individual customer, and the rate of booking new orders fluctuates from month-to-month; however, most orders are placed for immediate shipment. Under certain conditions, customers may cancel or delay orders without significant monetary penalties. Therefore, the level of backlog at any one time is not necessarily indicative of the trends in the Company's business.

COMPETITION

    The Company believes that during fiscal year 1997, neither the Company nor any of its competitors had a dominant position in the cleaning and maintenance market. There are many competitors in this market. However, some of the competitors are substantially larger in size and have greater financial resources than the Company.

    Currently the Company has a minor share of the ergonomic and accessory market. Fellowes is currently the dominant force in this segment of the industry.

    The Company believes that the effectiveness, quality, service and the price competitiveness of its products, along with its marketing efforts and programs, new product introductions and responsiveness to accounts' needs, have been the principal basis on which it competes in these industry segments.

    The Company's ability to maintain or increase its market share and expand its business will depend in large measure, on its ability to conceive, design, develop and introduce new products to its existing product lines; to continue to offer more products within the Company's established channels of distribution; to enter new markets and/or open new channels of distribution with related product offerings.

MATERIALS AND SUPPLIES

    The nature of the raw materials used in the Company's products are various chemicals, metals, plastics and paper goods. The Company assembles and/or packages its cleaning/maintenance and ergonomic products in the United States from materials and supplies purchased primarily from domestic vendors and sub-contractors.

Some of the assembled component parts are manufactured by vendors located in Mexico and the Far East because it is more cost effective to obtain goods and fabrication expertise at significantly reduced costs when compared with purchasing the same goods domestically.

    The Company believes that its established relationships with its vendors and suppliers are in good order and that it has not experienced any significant production delays or loss of revenue due to the lack of parts or material shortages.

    The Company, as a matter of standard business procedures regularly reviews its vendor relationships and continually searches for new sources and ways to produce its products both domestically and internationally with the improvement of quality, delivery or lowered cost of goods as its goals.

PATENTS AND LICENSES

    The Company believes strongly in enforcing its patent rights and has taken, and will continue to take, appropriate action against anyone whom it believes is marketing products which infringe upon its patents.

EMPLOYEES

    At March 31, 1997 the Company employed 21 persons, of whom approximately 8 were engaged in assembly and testing, 5 in marketing and sales, and 8 in general management and administration.

    The Company believes that its relations with its employees are good. The Company has never had a work stoppage and none of its employees are represented by a labor union. The expansion of the Company's operations will be dependent, in part, on its ability to attract and retain highly qualified employees.

DISCONTINUED OPERATIONS

    The Company previously entered the Telecommunications industry during fiscal 1992 through the purchase of assets of Anchor Automation, Inc., a modem manufacturer. Subsequently the Company designed and developed a new family of data and data/fax modems. Over the next two years the Company's sales of modems declined and profit margins eroded dramatically. Competitors added more advanced features to their products while lowering pricing, making it difficult
if not impossible for the Company to successfully market modems.     It became
clear that the Telecommunications business belongs to the major corporations who have all the financial resources and technology necessary to compete in the increasingly volatile marketplace.

    In its continuing effort to sustain sales growth, during the end of the first quarter of fiscal 1994 the Company purchased certain inventory and fixed assets of SubSystems Company, a distributor of computer accessories associated with the transmission of data. The Company immediately began selling the cables and switch boxes through its existing telecommunication channels of distribution. It quickly became apparent that the marketplace was highly competitive. The Company found it could not compete domestically with off-shore pricing from the Far East as well as Mexico.

    In the first quarter of fiscal 1995 the Company made the decision to discontinue operations of these products and stop the outflow of cash associated with these operations and refocus as a lean and restructured company on its continuing business lines, which include its core business, care and maintenance products. During fiscal 1996, the Company completed liquidation of its remaining inventory of these discontinued products.

ITEM 2.  PROPERTIES

    The Company relocated its Corporate offices and production facilities during June 1993. The Company had previously leased a 13,000 square foot building in Simi Valley, California, on a month-to-month basis. It had entered
into a long-term lease for   a building to be constructed in Simi Valley for
the specific needs of the Company. The modern industrial building, comprising approximately 24,500 square feet, was completed during June 1993. The lease is for a term of ten years and includes an option to purchase.


ITEM 3.  LEGAL PROCEEDINGS

    A lawsuit was filed against PerfectData in the Superior Court of Orange County, California on May 11, 1995. The lawsuit involves product liability resulting in a loss of life. On June 4, 1996, judgement was found in favor of the Company with no liability. Plaintiff subsequently filed an appeal of the jury verdict and the appeal is currently pending with the 4th District Court of Appeal in Santa Ana, California. The Company has no exposure in the appeal since the litigation is covered by a general liability policy issued by CNA Insurance.

    In November 1995, in the Superior Court of Ventura County, California, a former employee won an award against the Company for $203,403. The lawsuit related to the termination, in October 1993, of an employment contract entered into between the Company and the individual during July 1993.

This employment contract was entered into in conjunction with the purchase, by the Company, of a computer cable business from the individual. The award was comprised of damages of $136,525 and attorneys' fees and other costs of $66,878. The Company had accrued $16,152 in prior years to cover its anticipated liability with respect to this lawsuit. The cable business was abandoned in 1994 and is reported as a discontinued operation. The additional $187,251 had been accrued and expensed as part of discontinued operations during the fiscal year ended March 31, 1996. The Company appealed this award and posted an appeal bond with the Court. On March 31, 1997 the Appeals Court issued its opinion affirming the judgement against the Company. The judgement became final on April 30, 1997.

    In December 1995, in the United States District Court, Northern District of California, the Company filed a complaint against the same former employee and his company alleging that they copied PerfectData's trademark and trade dress in an attempt to distribute or otherwise sell their product, "Perfect Cleaner".
The product would compete directly with the Company's line of products known as PerfectDuster, PerfectDuster Plus and PerfectDuster II Plus. On December 21, 1995, the Court granted the Company's motions for a restraining order and preliminary injunction which enjoin the defendants from the manufacture and distribution of the product in question. This case has been set for trial December 1, 1997.

    Subsequent to fiscal year ending March 31, 1997 the parties reached a global settlement of both actions. The Company will pay the former employee the sum of $185,000 in exchange for its right to seek further appeal. Defendants in the trademark infringement action have agreed to assign and transfer any and all right, title and interest in the trademark, trade name, and trade dress of their canned air product "Perfect Cleaner" and any and all goodwill of the Perfect Cleaner business to the Company. The former employee and his company have further agreed not to sell a canned air product in the United States or Canada for three years. Unresolved is the amount of attorney's fees owed to the former employee's counsel for services rendered during the Company's appeal of the original judgement against the Company. The parties have agreed to have this issue decided by a judge. There is currently no date set for this hearing.

    The past CFO of PermaByte Magnetics, Inc. (PMI) filed a complaint in the Superior Court of San Diego County, California, for unpaid wages and fraudulent conveyance against PMI, the Company, the Company's chairman and a director of the Company. The former CFO claims that PMI owes her approximately $30,000 for unpaid vacation which had accrued prior to her termination. She also alleges that the defendants, including the Company, improperly diverted PMI assets to the Company. During a demurrer to the First Amended Complaint, the former CFO failed to properly seek leave of court to file a second amended complaint. Consequently, the court dismissed the entire action. In August 1996, the former CFO filed a notice of appeal with the 4th appellate District Court of Appeal in San Diego, California. The appeal is currently pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                       PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The Common Stock of the Company is traded in the over-the-counter market and is quoted on NASDAQ under the symbol PERF. It is located in the NASDAQ Small Cap listing. The following table sets forth the range of high and low bid quotations per share of Common Stock of the Company for the indicated quarters of the fiscal years ended March 31, 1997 and 1996, as reported by NASDAQ. All quotations have been rounded to the nearest one-eighth. Such prices represent inter-dealer quotations without adjustment for retail markup, markdown, or commission and do not necessarily represent actual transactions.

    The approximate number of shareholders at March 31, 1997 was 1,000 determined by security position listings. On July 18, 1996 the Company distributed to its shareholders a dividend in the form of one share of stock in Starnet Universe Internet,Inc., a privately held corporation, for each twenty shares of PerfectData stock. On May 6, 1997, the Company announced that a dividend will be distributed to its shareholders in the form of shares of stock in Vision Aerospace, Inc., a privately held corporation.

                                            BID PRICE
                                           HIGH   LOW
--------------------------------------------------------------------------------

         1997

    First Quarter                          6 1/4    1 1/8
    Second Quarter                         3 1/2    1 5/8
    Third Quarter                          3 3/4  1 7/8
    Fourth Quarter                         4 1/2  1 7/8

--------------------------------------------------------------------------------

         1996

    First Quarter                          1 3/8  1
    Second Quarter                         2 1/8  1 1/8
    Third Quarter                          1 3/4  1 1/8
    Fourth Quarter                         1 3/8  1 1/8

--------------------------------------------------------------------------------


    The last bid price for the Company's Common Stock as of June 20, 1997 was 2.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table summarizes certain selected financial data which are derived from and qualified in their entirety by the more detailed Financial Statements included in Item 14 herein.

SELECTED STATEMENTS OF EARNINGS DATA

                                 FISCAL YEAR ENDED MARCH 31,
                        1997      1996      1995      1994      1993
                        --------------------------------------------
                        (Dollars in thousands, except per share information)

Net Sales                    $5,761    $6,054    $7,214    $6,783    $7,806
Income from continuing
 operations before
 income taxes                    25       144       171        51     1,038

Income tax benefit
 (or provision)                (290)      (20)      359       (13)     (444)
                            -------   -------   -------   -------   -------

Income (loss) from
 continuing operations         (265)      124       530        38       594

Income (loss) from
 discontinued operations          -         -        18      (833)     (262)

Gain (loss) on disposal
 of discontinued
 operations                     (69)     (101)     (179)        -         -

Extraordinary credit              -         -         -         -       182

Cumulative effect of
 change in accounting
 principle                        -         -         -       393         -
                            -------   -------   -------   -------   -------

Net Income/(Loss)            $ (334)   $   23    $  369    $ (402)   $  514
                            -------   -------   -------   -------   -------

Earnings (loss)
 per share of
 common stock:

   Continuing operations       (.09)      .04       .16       .01       .17
   Discontinued operations     (.02)     (.03)     (.05)     (.24)     (.08)
   Extraordinary credit           -         -         -         -       .06

   Cumulative effect of
    change in accounting
    principle                     -         -         -       .11         -
                            -------   -------   -------   -------   -------

   Net earnings              $ (.11)   $  .01   $   .11   $  (.12)   $  .15
                            -------   -------   -------   -------   -------

Weighted average
 shares
 outstanding                  3,089     3,107     3,422     3,488     3,403

------------------

SELECTED BALANCE SHEET DATA


                                  AS OF MARCH 31,
                     1997    1996      1995     1994     1993
                   --------------------------------------------
                                   (Dollars in thousands)

Working Capital    $2,940   $2,900    $2,892   $3,423   $3,944
Total Assets        4,298    4,630     4,705    4,977    5,194

Net Shareholders'
  Equity            3,500    3,792    3,889    4,048     4,402

------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fiscal 1997 net sales from continuing operations decreased to $5,761,000 from $6,054,000 in fiscal 1996 and $7,214,000 in fiscal 1995. Sales decreased in fiscal 1997 due to lower selling prices, although unit sales increased over fiscal 1996.

    The United States Environmental Protection Agency announced a ban, effective January 1, 1994 on Chlorodifluoromethane. This chemical was contained in a compressed gas duster that represented approximately 16% of net sales in fiscal 1995, and approximately 10% of net sales in fiscal 1996. This product was offered in two different sizes. The Company promoted this product and depleted its inventory of the most popular size in fiscal 1995, and the less popular size in fiscal 1996. Approximately 47% of the decrease in fiscal 1996 sales was attributed to the close-out sale of this product held during fiscal 1995.

    The Company developed and offered replacement products during fiscal 1994 that did not contain the banned chemical. The Company offered a choice of chemical fills in various sizes. During fiscal 1995, the replacement products were more readily accepted and sales increased. Sales of the replacement products during fiscal 1995 represented approximately 47% of net sales and 56% of net sales during fiscal 1996.

    The decrease in fiscal 1996 net sales was also due to increased competition in the marketplace and inadequate sales and marketing efforts by the Company. The Company subsequently reorganized its sales structure as well as set up a new Sales Coordination Department to interface with an expanded sales representative network. During the first quarter of fiscal 1997, the Company appointed a new Director of Sales and Marketing with extensive skills and experience in sales and marketing management.

    Cost of sales from continuing operations as a percentage of net sales has been approximately 66% for each of the last three fiscal years. Whereas the Company has lowered selling prices, so too has the cost of the products been reduced.

    Selling, General and Administrative Expenses from continuing operations for fiscal 1997, 1996, and 1995 were $2,030,000, $2,032,00 and $2,307,000 respectively. The decrease in fiscal 1996 is primarily due to the decrease in sales volume. Included in Selling, General and Administrative Expenses are prepaid freight on qualifying orders, commission paid to independent sales representatives, and co-op advertising allowances to qualifying customers, which are variable expenses that fluctuate with sales. Although sales declined in fiscal 1997 due to lower pricing, these variable expenses did not fluctuate with the sales since the Company offered qualifying customers more aggressive co-op advertising programs.

    Other income for fiscal 1997, 1996 and 1995 was primarily interest income of $28,000, $40,000 and $28,000 respectively; royalty income of $10,000, $11,000 and $20,000 respectively; and dividend and option income of $47,000, $30,000 and $16,000 respectively.

    During the first quarter of fiscal 1995, the Company made the decision to discontinue its operations in the telecommunications industry which consisted of modems, cables and switch boxes. The substantial losses from this operation were a result of declining sales, dramatically eroding profit margins and major competitors who have all the financial resources and technology necessary to compete in the increasingly volatile marketplace. The Company immediately stopped the outflow of cash associated with these operations. By March 31, 1996, the inventory had been liquidated. The loss from discontinued operations is directly related to a judgement against the Company in favor of a former employee for breach of an employment contract. The employee had been employed to work exclusively in the Company's cable segment which had been discontinued. The Company appealed the judgement and posted an appeal bond with the Court. On March 31, 1997 the Appeals Court issued its opinion affirming the judgement against the Company. The judgement became final on April 30, 1997. The loss on discontinued operations for fiscal 1997 is primarily due to legal fees relative to the appeal.

    In June 1997, subsequent to fiscal year end, the Company learned that its bid for the continuing business of PriceCostco had been rejected. During fiscal 1997, PriceCostco accounted for 42% of the company's total sales. The loss of this customer could possibly have a significant adverse effect on future earnings of the Company. Due to this, the possibility exists that the Company may not realize the benefits of its net operating loss carryforwards before they expire. Consequently, the tax benefit that's not expected to be utilized has been reserved, resulting in the substantial loss from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

    The cash position at March 31, 1997 is $891,000 including certificates of deposit of $160,000. The Company continues to maintain a line of credit for $1,000,000, which it has not yet used.

    As previously discussed, the Company appealed the judgement awarded a former employee relating to an employment contract. The Company had posted an appeal bond which it secured by a Certificate of Deposit for $305,000, which is not included in Cash and Equivalents.

    In June 1997, the Company re-bid to continue to supply PriceCostco through July 1998 at a slight loss in order to maintain visibility. However, the Company lost that bid to a competitor. Due to the loss of the PriceCostco account subsequent to year end, the Company will implement severe cost-cutting measures to counteract the effects of the reduced volume of business.
Management has already renegotiated certain purchase contracts to reduce its cost of materials and taken steps to restructure key departments to yield additional savings. To grow sales and earnings, management strategy is twofold: strong sales and marketing programs to gain new accounts, and new product development together with additional support and promotion to increase the volume of business with existing accounts.

     At March 31, 1997 the Company had net operating loss and general business tax credit carry forwards for income tax purposes of approximately $2,610,000 and $174,109 respectively, available to reduce future potential Federal income taxes.

    In April 1993 the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Previously, the Company used the APB 11 approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. Under SFAS 109 the Company recognizes to a greater degree the future tax benefits of expenses, primarily comprised of tax NOL carryforwards and inventory reserves, which have been recognized in the financial statements.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is incorporated herein by reference to the financial statements and supplementary data listed in Item 14 of Part IV of this report.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

    The directors and executive officers of the Company are as follows:

NAME                    AGE       POSITION
----                    ---       --------

Joseph Mazin            50        President, Chief Executive
                                  Officer, Director and
                                  Chairman of the Board

Bruce D. Stuart         49        Vice President
                                  and Director

Tracie Savage           34        Director

Gerald W. Chamales      45        Director

Irene J. Marino         53        Vice President Finance,
                                  Chief Financial Officer
                                  and Corporate Secretary


    Mr. Joseph Mazin was appointed in June 1993 to be a Director of the Company by the unanimous consent of the Board. Mr. Mazin was appointed Chairman, President and Chief Executive Officer of the Company in October 1993. He is the Chairman of the Board, President and Chief Executive Officer of Flamemaster Corporation, a publicly traded specialty chemicals manufacturer. He is also Chairman of the Board of Altius Corporation, a former manufacturer of industrial steel products. Mr. Mazin has held such positions for more than five years. He is also the Chairman and Chief Executive Officer of Starnet Universe Internet, Inc., an Internet commerce company that was incorporated in December 1995.

    Mr. Bruce D. Stuart was appointed in June 1993 to be a Director of the Company by the unanimous consent of the Board. Mr. Stuart was appointed Vice President and Special Counsel in October 1993. In August 1994 he was elected Chairman of the Board and Chief Executive Officer of PermaByte Magnetics, Inc., where he has served as President since April 1994 and as a Director since September 1993. He is a practicing attorney and general counsel for both Flamemaster Corporation and Altius Corporation. He also serves as Corporate Secretary for both Corporations. Mr. Stuart has held such positions for more than five years. He is also the President and Corporate Secretary of Starnet Universe Internet, Inc., an Internet commerce company that was incorporated in December 1995.

    Ms. Tracie Savage was appointed in July 1995 to be a Director of the Company by the unanimous consent of the Board. She joined NBC-TV Los Angeles, a Television Subsidiary of National Broadcasting Company, Inc. in March 1994. Ms. Savage is the co-anchor of NBC 4's "Today in LA: Weekend" and also serves as a general assignment reporter for the "Channel 4 News". From 1991 to 1994 she was a general assignment reporter for the independent Los Angeles station, KCAL.
Ms. Savage has been in broadcast journalism for ten years and has been the recipient of numerous awards and honors in her field.

    Mr. Gerald W. Chamales was appointed in July 1995 to be a Director of the Company by the unanimous consent of the Board. He is the President and Chief Executive Officer of Omni Computer Products and President and Chief Executive Officer of Quantum Manufacturing Corporation. In 1982, Mr. Chamales founded Omni Computer Products, a manufacturer and marketer of consumable computer supplies and also founded Quantum Manufacturing, a light manufacturer and recycler of printer supplies which are sold through Omni's distribution channels. Mr. Chamales is a General Partner for Sun Valley Ventures, a private investment firm which he founded in 1993.

    Ms. Irene J. Marino originally joined the Company in March 1982 and rejoined the Company in September 1987 after a leave of approximately four months. Ms. Marino was promoted to Manager of Finance and Administration in March 1983 and to Controller and Assistant Secretary in March 1986. Upon rejoining the Company in September 1987, Ms. Marino assumed the positions of Controller, Chief Financial Officer and Secretary of the Company. She was appointed Vice President of Finance in August 1989, and has more than 30 years experience in finance, accounting and administration. Ms. Marino is also the V.P. Finance of Starnet Universe Internet Inc., an Internet commerce company that was incorporated in December 1995.

    Directors of the Company are elected annually. The present term of office of each director will expire at the next annual meeting of shareholders of the Company or at such time as his successor is duly elected and qualifies. Officers serve at the discretion of the Board of Directors of the Company.

ITEM 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

    The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company during each of the last three fiscal years by the Company's Chief Executive Officer. No other executive officer of the Company earned in excess of $100,000:

                              SUMMARY COMPENSATION TABLE

                        ANNUAL COMPENSATION                               LONG TERM COMPENSATION
                                                                                    AWARDS
                                                                                    ------

                                                                          RESTRICTED
NAME AND                                                                  STOCK          OPTIONS
PRINCIPAL POSITION      YEAR     SALARY($) (1)        BONUS($)            AWARDS($)      SARS(#)
------------------      ----     -------------        --------            ---------      -------

Joseph Mazin            1997     $63,365              $  -                $49,875 (2)    90,000 (3)
President, Chief        1996      65,135                 -                 24,938        90,000
Executive Officer and   1995      51,593                 -                 24,938        90,000
Chairman of the Board


(1) There are no employment agreements or contracts between the Company and Joseph Mazin.

(2)  Joseph Mazin holds a total of 21,000 shares of Restricted
     Common Stock from Stock Awards with an aggregate market value of $49,875 at March 31, 1997.

(3)  These options were granted during fiscal 1994.
     The exercise price was adjusted during fiscal 1995.

EMPLOYEE STOCK OPTION PLAN

    In 1979 the Company adopted its Employee Stock Option Plan and amended it in 1981 (the "1979 Plan"). The 1979 Plan, which expired December 31, 1988, provided for the grant of incentive stock options to officers and other key employees of the Company. The 1979 Plan covers an aggregate of 290,660 shares of Common Stock. During the year ended March 31, 1996, options to purchase 1,000 shares of Common Stock expired. There was no activity under the Plan during the year ended March 31, 1997. A total of 99,166 shares of Common Stock have been issued upon the exercise of options granted under the 1979 Plan. No options remain outstanding.


1985 EMPLOYEE STOCK OPTION PLAN

    In January 1985, the Board of Directors of the Company established the Company's 1985 Employee Stock Option Plan (the "1985 Plan"). In November 1985, the shareholders of the Company approved the Plan. During the current year, the Board of Directors voted to extend the term of the plan by twelve months thereby making the new expiration date December 31, 1996. The 1985 Plan, provided for the grant of both non-qualified stock options and incentive stock options to officers and other key employees of the Company and for the grant of non-qualified stock options to non-employee Directors of the Company. The 1985 Plan covers an aggregate of 500,000 shares of Common Stock. During the fiscal year ended March 31, 1997 14,500 options were granted to key employees of the Company. During the fiscal year ended March 31, 1997, 27,500 options were exercised. At March 31, 1997, options covering a total of 199,500 shares of Common Stock were outstanding at an average exercise price of $1.037 per share. Options covering a total of 263,750 shares of the Company's Common Stock have been cancelled through March 31, 1997. A total of 216,250 shares of Common Stock have been issued upon the exercise of options granted under the 1985 Plan. The 1985 Plan is administered by the Board of Directors of the Company. The exercise price of options granted must not be less than 100% of the fair market price of the Common Stock of the Company on the date of grant. The rate at which options granted under the 1985 Plan will be exercisable shall be determined by the Board of Directors at the time of the grant of the option, provided that the option may become exercisable in full no faster than annually over a two-year period and no slower than annually over a five-year period. Options which have been granted under the 1985 Plan are exercisable annually with respect to 25% of the total number of shares covered by the option.
Options may not be exercised after the expiration of ten years from the date of grant, are non-transferable, other than by will or inheritance, and may be exercised only while an optionee is employed by the Company, except that an option may provide that it will be wholly or partially exercisable (a) within three months after an optionee's termination of employment for any reason other than cause, (b) within one year after an optionee's termination of employment, if such employment is terminated by reason of the optionee's death or permanent disability or if the optionee dies or becomes permanently disabled within three months after the termination of the optionee's employment, and (c) within thirty days after the termination of an optionee's employment for cause. The termination of a non-employee Director's employment is deemed to occur on the termination of his status as a Director of the Company.

1983 STOCK BONUS AND PURCHASE PLAN

    In May 1983, the Company adopted an Employee Stock Bonus and Purchase Plan (the "Bonus Plan") and amended it in 1987 and 1989. The Bonus Plan, which expired May 17, 1993, provided for the issuance of a maximum of 745,330 shares of Common Stock of the Company to certain officers or other key employees of the Company. The Bonus Plan is administered by the Board of Directors of the Company which determines to whom shares shall be issued, the number of shares which may be issued to any participant, whether shares shall be issued as a stock bonus without consideration (other than services), or alternatively, the price for which shares shall be purchased by the participant and the manner and time of payment of such price, the length of time during which shares may be issued to the participant (which may not be more than five years from the date the agreement providing for the issuance is executed), whether the participant must continue to serve as an officer or key employee for a specified period of time following execution of such agreement to avoid forfeiture of some or all of such shares to the Company or a right in the Company to repurchase such shares, and such other terms and conditions as the Board of Directors may specify which are not inconsistent with the provisions of the Bonus Plan.

    The Company had entered into stock bonus agreements to issue through 1992 under the Bonus Plan up to an aggregate of 126,269 shares of Common Stock (net of shares covered by agreements cancelled through March 31, 1993) as stock bonuses to certain key employees. At March 31, 1993, all 126,269 shares had been issued.

    The Company had also entered into stock purchase agreements to issue under the Bonus Plan up to an aggregate of 101,000 shares of Common Stock (net of shares covered by agreements cancelled or expired through March 31, 1995), at an average price of $.5687 per share. At March 31, 1995, all 101,000 shares had been issued.

OPTION GRANTS, EXERCISES AND HOLDINGS


                        OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

    No stock options or stock appreciation rights (Scars) were granted to the Company's Chief Executive Officer named in the Summary Compensation Table during the fiscal year ended March 31, 1997.

    The following table provides certain summary information concerning the exercise of options during the 1997 fiscal year and unexercisable options held as of the end of the 1997 fiscal year by the Chief Executive Officer named in the Summary Compensation Table:


                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR END OPTION VALUES

                                                        VALUE
                                           NUMBER       OF UN-
                                           OF UN-       EXERCISED
                                           EXERCISED    IN-THE-
                  SHARES                   OPTIONS      MONEY
                  ACQUIRED                 HELD         OPTIONS
                  ON         VALUE         AT FISCAL    AT
NAME              EXERCISE   REALIZED      YEAR END     FY-END(2)
                     (#)        ($)           (#)

Joseph Mazin          -      $     -       90,000 (1)   $129,375


(1) As of March 31, 1997, 73,750 options were exercisable.

(2) Such value is based upon the market value of the Company's Common Stock as of March 31, 1997, less the exercise price payable per share under such options.

DIRECTOR COMPENSATION

    No director receives cash compensation from the Company for services provided as a director. Non-employee directors may be granted non-qualified stock options as provided for under the Company's 1985 Employee Stock Option Plan ("1985 Plan"). During the fiscal year ended March 31, 1997, no new options were granted to non-employee directors of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

    The following table sets forth, as of May 31, 1997, certain information with respect to all shareholders known by the Company to be beneficial owners of more than 5% of its outstanding common stock, all directors, and all officers and directors of the Company as a group:

NAME AND ADDRESS OF               NUMBER OF           PERCENT OF
BENEFICIAL OWNER                  SHARES (1)          INTEREST(2)
-------------------               ----------          -----------

Flamemaster Corporation           647,697                20.9
11120 Sherman Way
Sun Valley, CA 91252

Leland P. Polak and               291,000                 9.4
Mark E. Polak
11494 Burbank Blvd.
North Hollywood, CA 91601

William R. Woodward               213,349                 6.9
Successor & Special Trustee
Richard M. Drysdale Trust
116 26th Street
Santa Monica, CA 90402

Joseph Mazin                      890,447 (3)(4)(5)      26.4
110 West Easy Street                      (6)
Simi Valley, CA 93065

Bruce D. Stuart                    92,470 (7)(8)          1.1
8501 Wilshire Blvd.
Beverly Hills, CA 90211

Tracie Savage                      10,100 (9)             (11)
3000 W. Alameda Avenue
Burbank, CA 91523

Gerald W. Chamales                 10,725 (10)            (11)
2301 E. Del Amo Blvd.
Carson, CA 90220

All officers and directors      1,010,742 (3)(4)(5)      27.6
  as a group (5 persons)                  (6)(7)(8)
                                          (9)(10)(12)

------------------------------------

---------------------

(1) All shares are owned directly by the owner named in the table except as otherwise indicated in a footnote below.

(2) Percentages are based on the number of shares of Common Stock outstanding on May 31, 1997. There were 3,093,700 shares of Common Stock outstanding on May 31, 1997.

(3) Includes 647,697 shares owned by Flamemaster Corporation for which Mr. Mazin has voting power as President, Chairman and CEO of Flamemaster Corporation.

(4) Includes 23,000 shares owned by Altius Investment Corporation for which Mr. Mazin has voting power as Chairman of the Board of Altius Investment Corporation.

(5) Includes 25,000 shares which are covered by a stock option which was granted June 28, 1993, and which is exercisable at any time on or before June 28, 2003. Percentage of interest excludes these shares.

(6) Includes 48,750 shares which are covered by a stock option which was granted November 24, 1993, and which is exercisable at any time on or before November 24, 2003. Percentage of interest excludes these shares.

(7) Includes 25,000 shares which are covered by a stock option which was granted June 28, 1993, and which is exercisable at any time on or before June 28, 2003. Percentage of interest excludes these shares.

(8) Includes 33,750 shares which are covered by a stock option which was granted November 24, 1993, and which is exercisable at any time on or before November 24, 2003. Percentage of interest excludes these shares.

(9) Includes 10,000 shares which are covered by a stock option which was granted July 20, 1995, and which is exercisable at any time on or before July 20, 2005. Percentage of interest excludes these shares.

(10) Includes 10,000 shares which are covered by a stock option which was granted July 20, 1995, and which is exercisable at any time on or before July 20, 2005. Percentage of interest excludes these shares.

(11)   Represents less than one percent.

(12) Includes an aggregate of 5,000 shares which were not actually outstanding as of May 31, 1997, but which are covered by options held by an Officer of the Company which, to the extent of such number of shares, are exercisable within sixty days of such date and assumes exercise of such options as to all of such number of shares. Percentage of interest excludes these options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Mazin, President and Chief Executive Officer of the Registrant, is also President and Chief Executive Officer of Flamemaster Corporation, a publicly traded specialty chemicals manufacturer. Flamemaster Corporation has acted, in the normal course of its business, as a manufacturer of certain products for the Company. For the fiscal year, sales of products to the Company approximated $12,322.

    Mr. Chamales, a Director of the Registrant, is also President and Chief Executive Officer of Omni Computer Products, a manufacturer and marketer of consumable computer supplies. Omni Computer Products, in the normal course of its business, is a customer and has purchased certain products from the Company. For the fiscal year, purchases of products from the Company approximated $19,912.

                                       PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

         (a)  DOCUMENTS FILED WITH REPORT

              (1)  FINANCIAL STATEMENTS

                        The financial statements listed on the accompanying
              Index to Financial Statements and Schedules are filed as part of this report.

              (2)  FINANCIAL STATEMENT SCHEDULES

                   The financial statement schedules listed on the accompanying
              Index to Financial Statements and Schedules are filed as part of this report.

              (3)  EXHIBITS

                   The exhibits listed on the accompanying Index to Exhibits
              are filed as part of this report.

         (b)  REPORTS ON FORM 8-K

                   No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 1997.

                               PERFECTDATA CORPORATION

                                    SEC FORM 10-K

                               ITEMS 8, 14(a) AND 14(d)

                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


FINANCIAL STATEMENTS
--------------------

Independent Auditors' Report - March 31, 1997

Balance Sheets - March 31, 1997 and 1996

Statements of Earnings -
   Years Ended March 31, 1997, 1996 and 1995

Statements of Shareholders' Equity -
   Years Ended March 31, 1997, 1996 and 1995

Statements of Cash Flows -
   Years Ended March 31, 1997, 1996 and 1995

Notes to Financial Statements


SCHEDULES
---------

Valuation and Qualifying Accounts                Schedule VIII




     All other schedules are omitted as the required information is not applicable or the information is presented in the Financial Statements or Notes thereto.

June 18, 1997

Board of Directors and Shareholders
PERFECTDATA CORPORATION
Simi Valley, California

We have audited the balance sheets of Perfectdata Corporation as of March 31, 1997 and 1996, and the related statements of earnings, shareholders' equity and cash flows for the years ended March 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of PerfectData Corporation, as of March 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended March 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

Beckman & Associates

                               PERFECTDATA CORPORATION
                                    Balance Sheets
                   (Dollars in thousands, except number of shares)

                                                               MARCH 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
ASSETS
Current assets:
    Cash and cash equivalents, including
         short-term certificates of deposit of
         $160 in both 1997 and 1996 (Note 2)           $      891    $      672
    Accounts receivable, less allowance for
         doubtful receivables of $9 and $11 in 1997
         and 1996, respectively (Note 2)                      707           903
    Inventories (Note 4)                                    1,183         1,245
    Prepaid expenses and other current assets                  77            85
    Marketable securities, short-term (Note 3)                399           323
    Current assets of discontinued operations (Note 15)       115            88
    Deposit on litigation award (Note 12)                     305           305
    Deferred income tax benefit (Note 8)                       61           117
                                                       ----------    ----------

         Total current assets                               3,738         3,738

Property, plant and equipment, net (Note 5)                   155           248
Deferred income tax benefit (Note 8)                          369           603
Investment in affiliate (Note 6)                                5            22
Other assets, net                                              31            19
                                                       ----------    ----------

                                                       $    4,298    $    4,630
                                                       ----------    ----------
                                                       ----------    ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $      324    $      374
    Accrued expenses                                          153           193
    Accrued salaries, wages and vacation                       56            68
    Current liabilities of discontinued
        operations (Note 15)                                  265           203
                                                       ----------    ----------

         Total current liabilities                            798           838
                                                       ----------    ----------

Commitments and contingencies (Note 12)

Shareholders' equity (Notes 9 and 10):
    Preferred stock.  Authorized 2,000,000
         shares; none issued
    Common stock, no par value.  Authorized
         10,000,000 shares; issued and outstanding
         3,094,000 and 3,069,000 shares in 1997
         and 1996, respectively                             8,051         8,026
    Accumulated deficit                                    (4,546)       (4,212)
    Allowance for loss on marketable securities                (5)          (22)
                                                       ----------    ----------

         Net shareholders' equity                           3,500         3,792
                                                       ----------    ----------
                                                       $    4,298    $    4,630
                                                       ----------    ----------
                                                       ----------    ----------

                   See accompanying notes to financial statements.

                                PERFECTDATA CORPORATION
                                Statements of Operations
                  (Dollars in thousands, except per share information)


                                                                       MARCH 31,
                                                      ----------------------------------------
                                                        1997              1996           1995
                                                      --------          --------       -------
Net sales                                             $  5,761          $  6,054      $  7,214
                                                      --------          --------      --------
Costs and expenses
    Cost of goods sold                                   3,787             3,966         4,785
    Selling, general and
      administrative expenses                            2,030             2,032         2,307
                                                      --------          --------      --------

       Total cost and expenses                           5,817             5,998         7,092
                                                      --------          --------      --------

Income from operations                                     (56)               56           122
                                                      --------          --------      --------

Other income and (expense)
    Equity in earnings of affiliate                        (15)                -           (30)
    Interest income, net                                    28                40            28
    Other, net                                              68                48            51
                                                      --------          --------      --------

       Total other income and (expense)                     81                88            49
                                                      --------          --------      --------
Income from continuing
    operations before income taxes                          25               144           171
Income tax benefit (or provision) (Note 7)                (290)              (20)          359
                                                      --------          --------      --------
Income from continuing operations                         (265)              124           530

Income from discontinued operations (Note 14)                -                 -            18

Loss on disposal of discontinued operations                (69)             (101)         (179)
                                                      --------          --------      --------

Net income (loss)                                     $   (334)         $     23      $    369
                                                      --------          --------      --------
                                                      --------          --------      --------

Net income (loss) per common share:
    Income (loss) from continuing operations          $   (.09)         $    .04      $    .16
    Income (loss) from discontinued operations               -                 -             -
    Loss on disposal of discontinued operations           (.02)             (.03)         (.05)
                                                      --------          --------      --------

                                                      $   (.11)         $    .01      $    .11
                                                      --------          --------      --------
                                                      --------          --------      --------

                   See accompanying notes to financial statements.

                               PERFECTDATA CORPORATION
                Statements of Shareholders' Equity (Notes to 8 and 9)
                                    (in thousands)



                                                                                Allow-
                                                                                ance for               Net
                                                              Accumu-            gain /               share-
                                         Common Stock          lated           (loss) on             holders'
                                      Shares      Amount      deficit           mkt. sec.            equity
                                      ------------------      --------          ----------            --------

Balance at March 31, 1994              3,554     $8,652       $(4,604)            $     -             $ 4,048

Stock issued under bonus plan             50         28             -                   -                  28

Stock issued upon exercise
of stock options                          50         31             -                   -                  31

Stock repurchased and retired           (498)      (573)            -                   -                (573)

Net unrealized gain/loss on
marketable securities                     -           -             -                 (14)                (14)

Net earnings                              -           -           369                   -                 369
                                       ------     ------        ------              ------              ------

Balance at March 31, 1995              3,156      8,138        (4,235)                (14)              3,889

Stock repurchased and retired            (87)      (112)            -                   -                (112)

Net unrealized gain/loss on
marketable securities                     -           -             -                  (8)                 (8)

Net earnings                              -           -            23                   -                  23
                                       ------     ------        ------              ------              ------

Balance at March 31, 1996              3,069      8,026        (4,212)                (22)              3,792

Stock issued upon exercise
of stock options                          28         29             -                   -                  29

Stock repurchased and retired             (3)        (4)            -                   -                  (4)

Net unrealized gain/loss on
marketable securities                      -          -             -                  17                  17

Net loss                                   -          -          (334)                  -                (334)
                                       ------     ------        ------              ------              ------

Balance at March 31, 1997              3,094     $8,051       $(4,546)             $   (5)            $ 3,500
                                       ------     ------        ------              ------              ------
                                       ------     ------        ------              ------              ------

                   See accompanying notes to financial statements.

                               PERFECTDATA CORPORATION
                               Statements of Cash Flows
                                (Dollars in thousands)


                                                                       MARCH 31,
                                                      ----------------------------------------

                                                        1997              1996           1995
                                                      --------          --------       -------

Cash flows from operating activities:
 Net income (loss)                                    $   (334)         $     24      $    369
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   (Income) loss from discontinued operations                -                 -           (18)
   (Gain) loss on disposal of discontinued operations      111               101           (98)
   Depreciation and amortization                            95               126           132
   Provision for doubtful receivables                       (2)              (19)           (5)
   Loss on investment in affiliated company                  -                 -            30
   Unrealized gain (loss) on marketable securities          17                (8)           (8)
 Deferred income tax (benefit) provision                   290                20          (360)
   Increase in litigation deposit                            -              (305)            -
   (Increase) decrease in accounts receivable              198               162            91
   (Increase) decrease in inventories                       62                10           709
   (Increase) decrease in prepaid expenses and
     other current assets                                    8                29            28
   (Increase) decrease in other assets                     (13)               12            10
   Increase (decrease) in accounts payable                 (49)              (85)          (63)
   Increase (decrease) in accrued expenses                 (39)              (69)          (44)
   Decrease in accrued salaries, wages and vacation        (13)               (2)          (15)
                                                      --------          --------      --------
Net cash provided (used) by operating activities           331                (4)          758
                                                      --------          --------      --------


Cash flows from investing activities:
   Purchases of property, plant and equipment               (2)              (24)         (119)
   Increase in investment in affiliated company             17               (22)          (30)
   (Increase) decrease in investment securities, net       (76)              (83)         (164)
                                                      --------          --------      --------
Net cash used in investing activities                      (61)             (129)         (313)
                                                      --------          --------      --------

 Cash flows from financing activities:
   Common stock issued under bonus plan                      -                 -            28
   Exercise of stock options                                29                 -            31
   Repurchase of common stock                               (4)             (112)         (573)
                                                      --------          --------      --------
 Net cash provided (used) by financing activities           25              (112)         (514)
                                                      --------          --------      --------

 Net cash provided (used) by continuing operations         295              (245)          (69)
 Cash provided (used) by discontinued operations           (76)              (12)          434
                                                      --------          --------      --------
 Increase (decrease) in cash and cash equivalents          219              (257)          365
 Cash and cash equivalents at beginning of year            672               929           564
                                                      --------          --------      --------

 Cash and cash equivalents at end of year             $    891          $    672      $    929
                                                      --------          --------      --------
                                                      --------          --------      --------

 Supplemental disclosure of cash flow information -
  cash paid during the year for income tax            $      -          $      -      $      1
                                                      --------          --------      --------
                                                      --------          --------      --------


                   See accompanying notes to financial statements.

                               PERFECTDATA CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                      Years ended March 31, 1997, 1996, and 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PerfectData Corporation (the Company) designs, assembles and sells computer and office equipment care and maintenance products.

CASH EQUIVALENTS

The Company considers all highly liquid, non-pledged certificates of deposit with an original maturity of three months or less to be cash equivalents. Certificates of deposit pledged as collateral, or otherwise restricted, are not classified as cash equivalents.

INVESTMENT IN DEBT AND EQUITY SECURITIES

The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities,"
effective April 1, 1994.   There was no cumulative effect as a result of
adopting SFAS 115 in fiscal 1995.

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with the Company's investment in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity, net of income taxes, until realized. At March 31, 1995, the Company had no investments that qualified as trading or held to maturity.

The amortized cost of zero-coupon debt securities classified as available for sale is adjusted for accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in other income or expense. The cost of securities sold is based on specific identification method.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization of property and equipment is computed using the straight-line method based on estimated useful lives ranging as follows:

    Machinery and equipment            3 to 5 years
    Furniture and fixtures             3 to 5 years
    Leasehold improvements             Life of lease
    Tooling                            1 to 5 years

Included in other assets is excess of cost over underlying equity in assets purchased which is being amortized on a straight-line basis over a five-year period.

REVENUE RECOGNITION

Revenue from product sales is recognized upon shipment.

                               PERFECTDATA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      Years ended March 31, 1997, 1996, and 1995


POST-RETIREMENT BENEFITS

The Financial Accounting Standards Board has issued Statement 106, "Employer's Accounting for Post-Retirement Benefits other than Pensions," a pronouncement on accounting for post-retirement health care which is effective for fiscal years beginning after December 31, 1992. The Company has never offered post-retirement benefits to employees.

NET EARNINGS PER COMMON SHARE

Net earnings per common share is based on the weighted average number of shares outstanding during each of the respective periods. Common stock equivalents are excluded from the calculation of weighted average shares outstanding, as their effect is immaterial. The weighted average number of shares outstanding during fiscal 1997 was 3,089,103.

INCOME TAXES

Provisions (benefits) for federal and state income taxes are calculated on reported financial statement (income) loss based on current tax law and also include in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions (benefits) differ from the amounts currently payable because certain items of income and expense, known as temporary differences, are recognized in different tax periods for financial reporting purposes than for income tax purposes.

NOTE 2 - CONCENTRATION OF CREDIT RISK:

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and trade receivables.

As of March 31, 1997 the Company had approximately $652,000 of cash and cash equivalents in one bank which exposes the Company to concentration of credit risk. Of this amount, $305,000 has been classified as "Deposit on Litigation Award." The cash deposited at this bank is federally insured up to $100,000.

The Company sells its principal products to a number of customers in the retail industry. As of March 31, 1997, approximately 39% and 19% of recorded trade receivables were from one mass discount merchant and one foreign distributor, respectively. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial conditions but does not generally require collateral. New customers requiring large credit accounts are required to provide letters of credit.

NOTE 3 - MARKETABLE SECURITIES:

Marketable securities classified as current assets at March 31, 1997, include the following (dollars in thousands):

                                            FAIR VALUE                 COST
                                            ----------               -------

    U.S. Treasury obligations                 $     54               $    53
    Corporate debt securities                       10                    10
    Marketable equity securities                   335                   340
                                              --------               -------
                                              $    399               $   403
                                              --------               -------
                                              --------               -------

                               PERFECTDATA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      Years ended March 31, 1997, 1996, and 1995

The contractual maturities of debt securities available for sale at March 31, 1997, follows:

                                            FAIR VALUE                 COST
                                            ----------               -------

    Due after one year through five years    $       54              $    53
    Due after five years through ten years           10                   10
                                            ----------               -------
                                            $       64               $    63
                                            ----------               -------
                                            ----------               -------


Net unrealized holding losses at March 31, 1997 and 1996, were approximately $4,600 and $22,000, respectively. Realized gains from the sale of securities were $15,200 and realized losses from the sale of securities were $3,550.

NOTE 4 - INVENTORIES:

Inventories, consisting of materials, labor and other costs, are stated at the lower of cost (determined by the first-in, first-out method) or market and are summarized as follows (dollars in thousands):

                                                   MARCH 31,
                                            ---------------------
                                             1997           1996
                                            ------         ------

    Raw materials                           $  384         $  462
    Work in process                            132            148
    Finished products                          667            635
                                             -----          -----
                                            $1,183         $1,245
                                             -----          -----
                                             -----          -----

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of (dollars in thousands):

                                                  MARCH 31,
                                            ---------------------
                                             1997           1996
                                            ------         ------

    Machinery and equipment                 $  479         $  479
    Furniture and fixtures                     151            149
    Tooling                                    711            711
    Leasehold improvements                     155            155
                                            ------         ------
                                             1,496          1,494

      Less accumulated depreciation         (1,341)        (1,246)
                                            ------         ------

                                            $  155         $  248
                                            ------         ------
                                            ------         ------

Depreciation expenses for the years ended March 31, 1997, 1996 and 1995 were $95,000, $125,000 and $129,000, respectively.

                               PERFECTDATA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      Years ended March 31, 1997, 1996, and 1995

NOTE 6 - INVESTMENT IN AFFILIATE:

The Company owned 58% and 64% of Starnet Universe Internet, Inc., at March 31, 1997 and 1996, respectively. Prior to March 31, 1997, this investment had been consolidated with the Company. Subsequent to March 31, 1997, the Company's Board of Directors resolved to dispose of substantially all of the Company's investment in Starnet. As such, this investment has been deemed to be temporary and is not consolidated for fiscal 1997. Additionally, fiscal 1996 has been restated to conform with the presentation of 1997. This investment is now accounted for using the Equity Method of accounting.

Under the Equity Method of accounting, the Company has recognized a loss from Starnet of $14,742 in 1997 and income of $183 in 1996. Presented below is selected financial data of Starnet.


         Current assets                     $6,956
         Non-current assets                  9,574
         Current liabilities                 7,495
         Shareholders' equity                9,035
         Sales                              18,207
         Net loss                           25,491


NOTE 7 - NOTE PAYABLE:

The Company has a $1,000,000 line of credit agreement with a bank. This line of credit is secured by accounts receivable, inventory, equipment and general intangibles. The agreement subjects the company to certain covenants related to liquidity, capital expenditures and commitments, net worth and the reacquisition of stock. Interest on outstanding borrowings is payable monthly at prime plus 1.25%. The rate at March 31, 1997, was 9.75%. The agreement expires August 31, 1997. No borrowings were outstanding at March 31, 1997 or 1996.


NOTE 8 - INCOME TAXES:

The components of the income tax (benefit) provision attributable to continuing operations were (dollars in thousands):

                                                          MARCH 31,
                                               -----------------------------
                                                 1997      1996       1995
                                               --------  --------   --------
Current:
  Federal                                        $   -     $   -     $   -
  State                                              1         1         1
                                               --------  --------   --------
                                                     1         1         1
Deferred:
  Net increase (decrease) in deferred tax asset    (43)       20       (21)
  (Increase) decrease in benefit of NOL
    carryforwards                                   96       135      (197)
  Increase (decrease) in valuation allowance       236      (136)     (142)
                                               --------  --------   --------
                                                 $ 290     $  20     $(359)
                                               --------  --------   --------
                                               --------  --------   --------

                               PERFECTDATA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      Years ended March 31, 1997, 1996, and 1995


At March 31, 1997, the Company had net operating loss (NOL) carryforwards of approximately $2,610,000 for federal income tax purposes expiring in varying amounts through 2012. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2001 if not utilized. Additionally, the Company has general business tax credit carryforwards of $174,109 which will begin to expire in 1998.

In April 1993 the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Previously, the Company used the APB 11 approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. Under SFAS 109 the Company recognizes to a greater degree the future tax benefits of expenses which have been recognized in the financial statements.

SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Management has determined that future taxable income of the Company will more likely than not be sufficient to realize the recorded deferred tax asset of $923,000 net of a valuation allowance of $677,000.

Realization of the future tax benefits of the NOL carryforwards is dependent on a Company's ability to generate taxable income within the carryforward period. In assessing the likelihood of utilization of existing NOL carryforwards, management considered the historical results of continuing operations over the last three years and the current economic environment in which the Company operates. Management did not consider any non-routine transactions in assessing the likelihood of realization of the recorded deferred tax asset.

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

                                                          MARCH 31,
                                               -----------------------------
                                                 1997      1996       1995
                                               -------  --------   ---------
  Federal statutory rate                         34.0%     34.0%      34.0%
  Increases (reductions) in taxes due to:
   State income taxes (net of federal benefit)    4.0%      6.1%        (-%)
   Valuation allowance adjustment             1,122.0%    (24.1%)    245.5%
   Other, net                                       -       2.2%       1.6%
                                              --------  --------   --------

                                              1,160.0%     13.8%    (209.9%)
                                              --------  --------   --------
                                              --------  --------   --------

NOTE 9 - SHAREHOLDERS' EQUITY:

The articles of incorporation authorize a class of preferred stock issuable in classes and series with such designations, voting rights, redemption provisions, dividend rates, liquidation and conversion rights and other preferences and limitations as may be determined by the Board of Directors. No preferred stock was outstanding at March 31, 1997 or 1996.

During the year ended March 31, 1997, the Company reacquired approximately 2,800 shares of its common stock.

                               PERFECTDATA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      Years ended March 31, 1997, 1996, and 1995


NOTE 10 - STOCK OPTION AND BONUS PLANS:

During May 1983, the Company adopted an employee stock bonus and purchase plan, providing for the issuance of a maximum of 145,330 shares of common stock of the Company to certain officers and key employees of the Company. During fiscal 1990, the Board of Directors adopted a resolution to increase the maximum shares to be issued under the plan to 745,330 shares of common stock. The plan is administered by the Board of Directors which has the authority to set the terms of each stock bonus or purchase agreement; however, the term of each cannot exceed five years. No shares were issued under this plan during the year ended March 31, 1997.

Activity of the two components under the plan is summarized as follows:


                                                   BONUS              PURCHASE
                                                   PLAN                 PLAN
                                                ----------           -----------

              Outstanding at March 31, 1994            -                50,000

              Agreements exercised                     -               (50,000)
              Agreements canceled                      -                     -
                                                ----------           -----------

              Outstanding at March 31, 1995            -                     -

              Agreements exercised                     -                     -
              Agreements canceled                      -                     -
                                                ----------           -----------

              Outstanding at March 31, 1996            -                     -

              Agreements exercised                     -                     -
              Agreements canceled                      -                     -
                                                ----------           -----------

              Outstanding at March 31, 1997            -                     -
                                                ----------           -----------
                                                ----------           -----------


As of March 31, 1997, no options pursuant to the agreements under the purchase plan are outstanding. This plan expired on May 17, 1993.

The Company's 1979 stock option plan, as amended, authorized the granting of incentive stock options to officers and key employees of the Company for the purchase of up to 290,660 shares of the Company's common stock. Under the plan, which expired December 31, 1988, options were granted at prices equal to or greater than the fair market value of such shares at date of grant and, subject to various limitations, are exercisable over terms not to exceed ten years. During the year ended March 31, 1996, options to purchase 1,000 shares of common stock expired. There was no activity under the plan during the years ended March 31, 1996 or 1995. As of March 31, 1997, no options remain outstanding.

During November 1985, the Company adopted the 1985 stock option plan to grant incentive and nonqualified stock options to officers and key employees of the Company for the purchase of up to 500,000 shares of the Company's common stock. During the current year, the board of directors voted to extend the term of the plan by 12 months thereby making the new expiration date December 31, 1996. Under the plan, options were granted at prices equal to or greater than fair market value at date of grant. The shares, subject to various limitations, are exercisable over terms not to exceed ten years. During the year ended March 31, 1997, 14,500 options were granted to the new director of sales and marketing as well as to other key employees who currently had no stock options. A total of 27,500 options were exercised as of March 31, 1997.

                               PERFECTDATA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      Years ended March 31, 1997, 1996, and 1995


Activity under the plan is summarized as follows:

                                                           OPTION
                                                           PRICE
                                              NUMBER OF   PER SHARE
                                               SHARES     (AVERAGE)  AGGREGATE
                                               ---------  ---------  ----------

    Option outstanding at March 31, 1994       290,000       .902    261,662

    Options granted                                  -        -            -

    Options exercised                          (50,000)      .625    (31,250)

    Options canceled or expired                (37,500)     1.029    (38,587)
                                               ---------  ---------  ----------

    Options outstanding at March 31, 1995      202,500       .947    191,825

    Options granted                             20,000     1.1875     23,750

    Options exercised                                -          -          -

    Options canceled or expired                (10,000)      .938     (9,380)

    Options outstanding at March 31, 1996      212,500       .970    206,195

    Options granted                             14,500     2.0625     29,906

    Options exercised                          (27,500)    1.0625    (29,219)

    Options cancelled or expired                     -          -          -
                                               ---------  ---------  ----------

    Options outstanding at March 31, 1997      199,500     1.0370    206,882
                                               ---------  ---------  ----------
                                               ---------  ---------  ----------

The option price per share for options issued during fiscal year ended March 31, 1994 has been restated to reflect a decrease in exercise price from $1.094 to $.938, during the fiscal year ended March 31, 1995.


NOTE 11 - MAJOR CUSTOMER AND EXPORT SALES:


During the year ended March 31, 1997 one customer accounted for more than 10% of sales. This customer, a large consumer discount house, accounted for 41.7% of sales.

In June of 1997, the Company learned that the consumer discount house will not renew its purchase agreement for the next year. The possible effects of this loss are disclosed in Note 16.

                               PERFECTDATA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      Years ended March 31, 1997, 1996, and 1995

In addition, the Company had export sales to unaffiliated customers as follows (dollars in thousands):

                                                   YEAR ENDED MARCH 31,
                                               ----------------------------
                                                1997      1996      1995
                                               ------    ------    ------

    Europe                                     $ 209     $ 331     $ 397
    Canada                                       326       407       264
    Australia                                     32        36        24
    Africa                                        36        15        29
    Far East                                      26        19        27
    Other geographic areas                        20         1        11
                                               ------    ------    ------

                                               $  649    $  809    $  752
                                               ------    ------    ------
                                               ------    ------    ------


Operations by geographic area are summarized as follow (dollars in thousands):

                                                   YEAR ENDED MARCH 31,
                                               --------------------------
                                                1997      1996      1995
                                               ------    ------    ------

   Net Sales:
    Domestic customers                         $5,112    $5,245    $6,462
    International                                 649       809       752
                                               ------    ------    ------

    Total                                      $5,761    $6,054    $7,214
                                               ------    ------    ------
                                               ------    ------    ------


NOTE 12 - COMMITMENTS AND CONTINGENCIES:

The Company leases facilities under noncancelable operating leases that expire through 2003. Rental expense was $117,000, $124,000, and $107,000 for the years ended March 31, 1997, 1996, and 1995, respectively.

Minimum annual rental commitments under operating leases are summarized as follows (in thousands)

              1998                             $134
              1999                              135
              2000                              144
              2001                              146
              2002                              156
              Thereafter                        185
                                               ----
                                               $900
                                               ----
                                               ----

A lawsuit was filed against PerfectData in the Superior Court of Orange County, California on May 11, 1995. The lawsuit involves product liability resulting in a loss of life. On June 4, 1996, judgement was found in favor of the Company with no liability. The plaintiff has appealed this ruling and has demanded $20,000 in exchange for dropping their appeal. PerfectData has little, if any, exposure in this matter as they are covered by a general liability policy issued by CNA Insurance with liability limits of $6,000,000. All court costs are being borne by CNA Insurance.

In a separate matter, during the fiscal year ended March 31, 1995, the Company, along with Flamemaster Corporation and Permabyte Magnetics, Inc. lost an arbitration award to the former president of Permabyte. The Company accrued $30,000 as its share of that award as of March 31, 1995. The award of $30,000 was paid during fiscal 1996 and the Company has no intention of appealing.

                               PERFECTDATA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      Years ended March 31, 1997, 1996, and 1995

As the result of a different lawsuit, in November 1995, a former employee won an award against the Company for $209,403. The lawsuit related to the termination, in October 1993, of an employment contract entered into between the company and the individual during July 1993. This employment contract was entered into in conjunction with the purchase, by the Company, of a computer cable business from the individual. The award was comprised of damages of $136,525 and attorneys' fees and other costs of $66,878. The Company had accrued $16,152 in prior years to cover its anticipated liability with respect to this lawsuit. The cable business was abandoned in 1994 and is reported as a discontinued operation. An additional $187,251 had been accrued and expensed as part of discontinued operations during the fiscal year ended March 31, 1996 bringing the total accrual to $203,403 as of March 31, 1996.

In January 1996, the Company filed a notice of appeal and on March 31, 1997 the appeals court issued its opinion affirming the judgement against the Company. This judgement became final on April 30, 1997. At the time of its appeal, the Company posted a Certificate of Deposit in the amount of $305,000 to cover any amount it would have to pay. This amount appears in the Company's balance sheet as a deposit on litigation award.

In December 1995 the Company filed a complaint against the same former employee and his company alleging that they copied PerfectData's trademark and trade dress in an attempt to distribute or otherwise sell their product, "Perfect Cleaner". The product would compete directly with the Company's line of products known as PerfectDuster, PerfectDuster Plus and PerfectDuster II Plus. On December 21, 1995, the Court granted the Company's motions for a restraining order and preliminary injunction which enjoin the defendants from the manufacture and distribution of the product in question. This case has been set for trial December 1, 1997.

The parties have now reached a global settlement of both actions. The essential term of this settlement is that the Company will pay the former employee the sum of $185,000 in exchange for its right to seek further appeal. Defendants in the trademark infringement action have agreed to assign and transfer any and all right, title and interest in the trademark, trade name, and trade dress of their canned air product "Perfect Cleaner" and any and all goodwill of the Perfect Cleaner business to the Company. The former employee and his company have further agreed not to sell a canned air product in the United States or Canada for three years.

Unresolved is the amount of attorneys' fees owed to the former employee's counsel in his case against the Company. It is the contention of his counsel that they are entitled to an award of attorneys' fees for services rendered during the Company's appeal of the original judgement against the Company. The parties have agreed to have this issue decided by a judge. There is currently no date set for this hearing.

In fiscal 1997, the Company has accrued an additional $62,000 of loss to cover these actions, bringing the total to $265,000 since the first suit was filed. This amount is comprised of the $185,000 to be paid to the former employee and $80,000 to cover the Company's and the former employee's legal costs. This additional $62,000 has been charged to discontinued operations for the year ended March 31, 1997.

In an unrelated case, the past CFO of Permabyte Magnetics, Inc. (PMI) has brought an action for unpaid wages and fraudulent conveyance against PMI, the Company, the Company's chairman and a director of the Company. The former CFO claims that PMI owes her approximately $30,000 for unpaid vacation which had accrued prior to her termination. She also alleges that the defendants, including the Company, improperly diverted PMI assets to the Company.

During a demurrer to the First Amendment Complaint, the former CFO failed to properly seek leave of court to file a second amended complaint. Consequently, the court dismissed the entire action. In August 1996, the former CFO filed a notice of appeal. All briefing requirements have been completed and the parties are awaiting the setting of a hearing date.

The Company feels the former CFO's case is without merit and intends to vigorously defend itself in this action. No provision has been made for any possible loss associated with this action.

                               PERFECTDATA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      Years ended March 31, 1997, 1996, and 1995

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED):

Quarterly financial data from continuing operations for the eight quarters ended March 31, 1997 is summarized as follows (dollars in thousands, except per share amounts):

                      June 30,  September 30,  December 31,   March 31,
                        1996        1996           1996         1997
                      --------  -------------  ------------   ---------

Net sales             $ 1,430          1,471         1,382       1,478
Gross profit              516            461           449         548
Net earnings               20              4            (3)       (286)
Earnings per share        .01              0             0        (.10)
Weighted average
 shares outstanding     3,074          3,084         3,088       3,093
                      --------  -------------  ------------   ---------
                      --------  -------------  ------------   ---------



                      June 30,  September 30,  December 31,   March 31,
                        1995        1995           1995         1996
                      --------  -------------  ------------   ---------
Net sales             $ 1,507          1,495         1,408       1,644
Gross profit              514            512           497         565
Net earnings               15             27            18          74
Earnings per share          -            .01           .01         .02
Weighted average
 shares outstanding     3,137          3,121         3,096       3,074
                      --------  -------------  ------------   ---------
                      --------  -------------  ------------   ---------


NOTE 14 - INVESTMENT IN PERMABYTE MAGNETICS, INC:

The Company had a 43% interest in Permabyte Magnetics, Inc. (PMI). The investment had been recorded in the financial statements using the equity method of accounting. In May 1994, the Board of Directors passed a resolution calling for the disposal of the Company's interest in PMI. Since no buyer has been found, the assets of PMI have been written off, and are being liquidated.


The investment has been written off in prior years as a result of recurring losses in excess of the cost of the investment. The company has no liabilities related to its investment in PMI, nor does PMI have any significant assets. As of March 31, 1997, the Company's investment has been disposed of. No significant impact on the company is anticipated from the disposal of this investment.


NOTE 15 - DISCONTINUED OPERATION:

In May 1994, the Company adopted a formal plan to discontinue all products in the telecommunications industry line which consisted of modems, cables and switch boxes. As part of such plan, the Company discontinued production in May 1994 with the intent of either selling or abandoning the remaining assets and corresponding operations during fiscal 1995. As a result, the Company recorded a fourth quarter charge of $333,000, net of income tax benefit, to write down the product line assets to their estimated net realizable values. Such fiscal 1994 losses are included in the Company's net operating loss carryforwards, disclosed in Note 8.

                               PERFECTDATA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      Years ended March 31, 1997, 1996, and 1995


During fiscal 1995, most assets of the discontinued operations were disposed of, and the balance, with the exception of deferred tax assets, were disposed of during fiscal 1996.

Revenues for the discontinued telecommunications product line were approximately $0, $1,000, and $143,000 for the years ending March 31, 1997, 1996 and 1995, respectively. The assets and liabilities of the discontinued operations have been reclassified on the balance sheet from their historic classification to separately identify them as net assets or liabilities of discontinued operations and consist of the following:

                                                    MARCH 31,
                                            ---------------------
                                             1997           1996
                                            ------         ------


CURRENT:
    Accounts receivable                     $    -         $    -
    Deferred tax assets - current              115             88
    Accrued expenses                          (265)          (203)
                                            ------         ------
                                            $ (150)        $ (115)
                                            ------         ------
                                            ------         ------


As discussed in Note 12, during fiscal 1996, the Company lost a lawsuit to a former employee who was employed in connection with the discontinued cable operations. As a result of this unanticipated court decision, the Company recorded a loss of approximately $186,000, offset by a deferred tax asset of $88,000 to discontinued operations for fiscal 1996. For fiscal year 1997, the Company has recorded an additional $62,000 of possible loss which has been offset by an increased deferred tax asset of $27,000.

NOTE 16 - SUBSEQUENT EVENT (LOSS OF MAJOR CUSTOMER):

In June 1997, the Company learned that its bid for the continuing business of its major customer had been rejected. This customer accounted for 41.7% of the Company's sales in fiscal 1997. This loss of revenues could have a significant adverse effect on the future earnings of the Company. Sales to this customer will cease, effective August 1, 1997. Presented below is proforma financial information for the past three years with the sales to the major customer and determinable, controllable costs, for those three years eliminated:


                                               March 31,
                                       (Dollars in thousands)
                             --------------------------------------------
                                    1997           1996           1995
                                  -------        -------        -------

Net sales                         $ 3,358        $ 3,513        $ 5,117

Cost of goods sold                 (2,034)        (2,329)        (3,080)

Selling, general and
  administrative expense           (1,683)        (1,839)        (2,131)
                                  -------        -------        -------

Income from operations            $  (359)       $  (355)       $   (94)
                                  -------        -------        -------
                                  -------        -------        -------

Net income (Loss)                 $  (632)       $  (388)       $   153
                                  -------        -------        -------
                                  -------        -------        -------

                               PERFECTDATA CORPORATION
                 SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                      Years ended March 31, 1997, 1996, and 1995


                                                                       ADDITIONS
                                                                ---------------------

                                                                CHARGED
                                     BALANCE     CHARGED TO     TO OTHER                      BALANCE
                                     BEGINNING   COSTS AND      ACCOUNTS       DEDUCTIONS     AT END OF
                                      PERIOD     EXPENSES       DESCRIBE       DESCRIBE       PERIOD
                                      ------     --------       --------       --------       ------

Year ended March 31, 1997
  Deducted from asset accounts:
   Allowance for doubtful accounts   $  11,000   $       -      $       -      $   2,000      $   9,000
   Allowance for inventory reserves    155,000           -              -        115,000         40,000
   Allowance for net unrealized
    losses on marketable equity
    securities-current               $  22,000   $       -      $       -      $  17,000      $   5,000
                                     ---------   ---------      ---------      ---------      ---------

        TOTAL                        $ 188,000   $       -      $       -      $ 134,000      $  54,000
                                     ---------   ---------      ---------      ---------      ---------
                                     ---------   ---------      ---------      ---------      ---------


Year ended March 31, 1996
  Deducted from asset accounts:
   Allowance for doubtful accounts   $  30,000   $   4,000      $       -      $  23,000      $  11,000
   Allowance for inventory reserves    135,000      20,000              -              -        155,000
   Allowance for net unrealized
    losses on marketable equity
    securities-current               $  14,000   $       -      $   8,000      $       -      $  22,000
                                     ---------   ---------      ---------      ---------      ---------

        TOTAL                        $ 179,000   $  24,000      $   8,000      $  23,000      $ 188,000
                                     ---------   ---------      ---------      ---------      ---------
                                     ---------   ---------      ---------      ---------      ---------


Year ended March 31, 1995
  Deducted from asset accounts:
   Allowance for doubtful accounts   $  36,000   $  14,000      $       -      $  20,000      $  30,000
   Allowance for inventory reserves    215,000           -              -         80,000        135,000
   Allowance for net realized
    losses on marketable equity
    securities-current               $   8,000   $       -      $   6,000      $       -      $  14,000
                                     ---------   ---------      ---------      ---------      ---------

        TOTAL                        $ 259,000   $  14,000      $   6,000      $ 100,000      $ 179,000
                                     ---------   ---------      ---------      ---------      ---------
                                     ---------   ---------      ---------      ---------      ---------



                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PERFECTDATA CORPORATION



                             By: Joseph Mazin
                                ---------------------------
                                 Joseph Mazin, President

Date:  June 26, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 24, 1996.

         Signature                          Title
         ---------                          -----


Joseph Mazin                      President, Chief Executive
-------------------------
Joseph Mazin                      Officer, Director and Chairman
                                  of the Board (Principal
                                  Executive Officer)

Irene J. Marino                   V.P. Finance, Chief Financial
-------------------------         Officer and Corporate Secretary (Principal
Irene J. Marino                   Financial and Accounting Officer)


Bruce D. Stuart                   Vice President and Director
-------------------------
Bruce D. Stuart


Gerald W. Chamales                Director
-------------------------
Gerald W. Chamales


Tracie Savage                     Director
-------------------------
Tracie Savage

                        INDEX TO EXHIBITS


      EXHIBIT NO.       DESCRIPTION OF EXHIBIT
      -----------       ----------------------

          3.1           Articles of Incorporation as
                        amended to date(7)

          3.2           Bylaws as amended to date(13)

          9             Stockholders Agreement dated
                        November 3, 1980(1)

         10.3           Stock Purchase Agreement
                        between the Company and Wood
                        River Capital Corporation
                        dated October 28, 1980(1)

         10.4           Stock Option Agreement with
                        Wood River Capital Corporation
                        dated November 3, 1980(1)

         10.7           1985 Employee Stock Option
                        Plan(2)

         10.8           Form of Incentive Stock Option
                        Agreement(2)

         10.9           Form of Non-Qualified Stock
                        Option Agreement(2)

         10.12          Employee Stock Option Plan(1)

         10.13          Amendment No.1 to Employee
                        Stock Option Plan(1)

         10.14          Form of Non-Qualified Stock
                        Option Agreement with
                        Repurchase Provisions(1)

         10.15          Form of Amendment No.1 to
                        Non-Qualified Stock Option
                        Agreement with Repurchase
                        Provisions(1)

         10.16          Form of Incentive Stock Option
                        Agreement with Repurchase
                        Provisions(1)

         10.17          Form of Stock Purchase
                        Agreement dated March 23, 1983(1)

         10.25          Lease Agreement dated February 7,
                        1985 between Pension Funds
                        Securities Limited, as lessor,
                        IDA International Data Automation
                        Limited, as lessee, and the
                        Company, as surety (Wokingham,
                        England facility)(2)

         10.26          Surety Agreement dated February 7,
                        1985 between Pension Funds
                        Securities Limited, as landlord,
                        IDA International Data Automation
                        Limited, as tenant, and the
                        Company, as surety(2)

         10.38          1985 Employee Stock Purchase Plan(3)

         10.39          Form of Representative Agreement
                        between the Company and its
                        Representatives(4)

         10.40          Form of Standard Exclusive Distributor
                        Agreement between the Company and its
                        Distributors(4)

         10.42          Agreement between the Company and
                        International Data Automation, dated
                        February 23, 1987, as amended to
                        date(8)

         10.43          License Agreement dated August 14,
                        1987 between Polaroid Corporation and
                        the Company(5)

         10.44          Security Agreement dated August 14,
                        1987 between Polaroid Corporation and
                        the Company(5)

         10.45          Settlement Agreement dated August 14,
                        1987 between Polaroid Corporation and
                        the Company(5)

         10.46          Standard Industrial Lease dated
                        September 25, 1987 between
                        Gurgen Minaskanian, as lessor, and the
                        Company, as lessee(5)

         10.47          Agency Agreement dated February 23,
                        1988 between Amaray Data International
                        Limited and the Company(5)

         10.48 License to Assign Sublease (Wokingham, England, facility) between Pension Fund Securities Limited, as landlord, PerfectData International Limited, as tenant, the Company, as Surety, and Integrated Computer Systems and Cybernetics Limited, as subtenant(6)

         10.49 Loan and Security Agreement with respect to line of credit in the amount of $500,000 with Mitsui Manufacturers
                        Bank(6)

         10.52 Loan and Security Agreement with respect to renewal of line of credit in the amount of $500,000 with Mitsui Manufacturers Bank(8)

         10.53          Agreement between the Company,
                        Robert B. Miller and Coverware Company
                        dated November 15, 1990(8)

         10.54          Warrant to Purchase Common Stock
                        dated May 15, 1991 issued to
                        Richard J. Coyle(9)

         10.55 Bills of Sale with respect to purchase of assets of Anchor Automation Inc.(9)

         10.56          Standard Industrial Lease dated
                        August 26, 1991, between Wayne Mertes, Mamie Mertes, Mike Butler and Sarah Butler, as lessor, and the Company, as lessee(9)

         10.57 Loan and Security Agreement with respect to renewal of line of credit in the amount of $500,000 with Mitsui Manufacturers Bank(9)

         10.58 Exclusive Distribution Agreement between the Company and Acoustics and Felts Pty Ltd.(10)

         10.59 Loan and Security Agreement with respect to increased renewal of line of credit in the amount of $1 million with Manufacturers Bank(10)

         10.60          License Agreement between the Company and Arthur D.
                        Little Enterprises, Inc.(11)

         10.61 Agreement between the Company and Tony Gigiliotti dba SubSystems, dated June 15, 1993(11)

         10.62 Loan and Security Agreement with respect to renewal of line of credit in the amount of $1 million with Manufacturers Bank(11)

         10.63 Stock Purchase Agreement by and among Flamemaster Corporation, the Company, Bruce D. Stuart and Joseph Mazin, Robert Murashige and PermaByte Magnetics, Inc.(12)

         10.64 Loan and Security Agreement with respect to renewal of line of credit in the amount of $1 million with Manufacturers Bank(12)

         10.65 Loan and Security Agreement with respect to renewal of line of credit in the amount of $1 million with Manufacturers Bank(13)

         10.66 Loan and Security Agreement with respect to renewal of line of credit in the amount of $1 million with Manufacturers Bank(14)

-------------------

 (1) Incorporated by reference to the same numbered exhibit to Registration Statement on Form S-1, as amended (File No.2-83836), filed May 18, 1983 and declared effective July 12, 1983.

 (2) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1985.

 (3) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1986.

 (4) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1987.

 (5) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1988.

 (6) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1989.

 (7) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1990.

 (8) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1991.

 (9) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1992.

(10) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1993.

(11) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1994.

(12) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1995.

(13) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1996.

(14)     Filed herewith.