Form 10-Q
period 1997-06-30
PERFECTDATA CORP
filed 1997-08-14
CIK 719662

                                  FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1997           Commission File Number 0-12817


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

Yes   X         No
   ------         -----

As of July 31, 1997, there were 3,093,700 shares of common stock outstanding.

                              PERFECTDATA CORPORATION



                                       INDEX


                                                             PAGE
                                                             ----

PART I.       FINANCIAL INFORMATION

              Balance Sheets - June 30, 1997 and
              March 31, 1997                                  2

              Statements of Earnings - quarters
              ended June 30, 1997 and 1996                    3

              Statements of Shareholders' Equity -
              three months ended June 30, 1997                4

              Statements of Cash Flows - three months
              ended June 30, 1997 and 1996                    5

              Notes to Financial Statements                 6 - 7

              Management's discussion and analysis of
              financial condition and results of
              operations                                      8


PART II.      OTHER INFORMATION

              Item 1.   Legal Proceedings                     9

              Item 6.   Exhibits and Reports on Form 8-K      9

                              PERFECTDATA CORPORATION
                                   BALANCE SHEETS
                                    (Unaudited)
                  (Dollars in thousands, except number of shares)


                                                    June 30,           March 31
                                                      1997               1997
                                                    --------           --------
ASSETS

Current assets
  Cash and cash equivalents, including
    short-term certificates of deposit of
    $160 at June and at March                      $   760             $   891
  Accounts receivable, less allowance
    for doubtful receivables of
    $9 at June and at March                            759                 707
  Inventories                                          995               1,183
  Prepaid expenses and other current assets             61                  77
  Marketable securities, short-term                    475                 399
Current assets of discontinued operations              115                 115
Deposit on litigation award                             75                 305
  Deferred income tax benefit                           57                  61
                                                    --------           --------
   Total current assets                              3,297               3,738

Property, plant and equipment, net                     148                 155
Deferred Income Tax benefit                            374                 369
Investment in affiliate                                  5                   5
Other assets, net                                       31                  31
                                                    --------           --------
                                                   $ 3,855             $ 4,298
                                                    --------           --------
                                                    --------           --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                 $   179             $   324
  Accrued expenses                                     107                 153
  Accrued salaries, wages and vacation                  52                  56
  Current liabilities of discontinued
   operations                                           35                 265
                                                    --------           --------
   Total current liabilities                           373                 798
                                                    --------           --------

Shareholders' equity:
  Preferred stock.  Authorized 2,000,000
   shares; none issued                                   -                   -
  Common stock, no par value.  Authorized
   10,000,000 shares; issued and
   outstanding 3,093,700 shares at
   June and at March                                 8,051               8,051
  Accumulated deficit                               (4,545)             (4,546)
  Allowance for gain (loss) on
   marketable securities                               (24)                 (5)
                                                    --------           --------

Net shareholders' equity                             3,482               3,500
                                                    --------           --------
                                                   $ 3,855             $ 4,298
                                                    --------           --------
                                                    --------           --------



See accompanying notes to financial statements.

                            PerfectData Corporation
                            STATEMENTS OF EARNINGS
                                   (Unaudited)

-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------
                                                    Three Months Ended
                                                          June 30,
                                                   1997            1996
-------------------------------------------------------------------------------
Net sales                                        $ 1,452         $ 1,436
Costs and Expenses:
  Cost of sales                                      970             918
  Selling, general and administrative                500             511
                                                 -------         -------
          Total costs and expenses                 1,470           1,429

Income (loss) from operations                        (18)              7
                                                 -------         -------

Other income and (expense):
  Interest income, net                                 8               9
  Other, net                                          20               8
                                                 -------         -------

          Total other income and (expense)            28              17
                                                 -------         -------

Income from continuing operations before
  income taxes                                        10              24
Income tax (provision) benefit                         1              (3)
                                                 -------         -------
Income from continuing operations                     11              21
Gain (loss) on disposal of
 discontinued operations                             (10)            (19)
                                                 -------         -------

Net income (loss)                                $     1         $     2
                                                 -------         -------
                                                 -------         -------

Net income (loss) per common share:
Income from continuing operations                $     -         $   .01
Gain (loss) on disposal of
 discontinued operations                               -            (.01)
                                                 -------         -------

                                                 $     -         $     -
                                                 -------         -------
                                                 -------         -------

Weighted average shares outstanding                3,094           3,074




See accompanying notes to financial statements.

                             PerfectData Corporation
                         STATEMENTS OF SHAREHOLDERS' EQUITY
                                    (Unaudited)


--------------------------------------------------------------------------------------------------
(In thousands)

    PERIOD FROM MARCH 31, 1997 THROUGH JUNE 30, 1997
--------------------------------------------------------------------------------------------------



                                                                          Allowance       Net
                                      Common Stock                        for gain/     share-
                                  -------------------       Accumulated   (loss) on    holders'
                                  Shares       Amount         deficit     mkt. sec.     Equity
--------------------------------------------------------------------------------------------------
  Balance at
   March 31, 1997                 3,094        $8,051         $(4,546)      $ (5)       $3,500

  Net unrealized gain/
   (loss) on marketable
   securities                         -             -               -        (19)          (19)

  Net earnings                        -             -               1          -             1
--------------------------------------------------------------------------------------------------

  Balance at
   June 30, 1997                  3,094        $8,051         $(4,545)     $ (24)       $3,482

--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------


  See accompanying notes to financial statements.

                              PERFECTDATA CORPORATION
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                               (Dollars in thousands)


                                                    Three Month Period Ended
                                                             JUNE 30,
                                                    ------------------------
                                                      1997             1996
                                                      ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $    1           $    2
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   (Gain) loss on disposal of
     discontinued operations                             10               19
   Depreciation and amortization                          9               32
   Deferred income tax (benefit) provision               (1)               2
   Decrease in litigation deposit                       230                -
   (Increase) decrease in accounts
     receivable                                         (52)              81
   (Increase) decrease in inventories                   188             (172)
   (Increase) decrease in prepaid
     expenses and other current assets                   16              (32)
   (Increase) decrease in other assets                    -                -
   Increase (decrease) in accounts
     payable                                           (145)              42
   Increase (decrease) in accrued
     expenses                                           (45)              (6)
   Increase (decrease) in accrued
     salaries, wages and vacation                        (4)              (7)
                                                    -------          -------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                                  207              (39)
                                                    -------          -------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant, and
  equipment                                         $    (2)         $     -
(Increase) decrease in investment
  securities, net                                       (95)              20
                                                    -------          -------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                                  (97)              20
                                                    -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options                                 -               29
Repurchase of common stock                                -               (2)
                                                    -------          -------
NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                                    -               27
                                                    -------          -------
NET CASH PROVIDED (USED) BY
  CONTINUING OPERATIONS                                 110                8

CASH PROVIDED (USED) IN
  DISCONTINUED OPERATIONS                              (241)             (19)
                                                    -------          -------
Increase (decrease) in cash and
  cash equivalents                                     (131)             (11)
Cash and cash equivalents at
  beginning of period                                   891              711
                                                    -------          -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $   760          $   700
                                                    -------          -------
                                                    -------          -------



See accompanying notes to financial statements.

                            PERFECTDATA CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. In the opinion of the Company, the unaudited financial statements contained in this report have been prepared on a basis consistent with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. All adjustments included in the financial statements are of a normal recurring nature and are necessary to present fairly the Company's financial position as of June 30, 1997 and the results of its operations and cash flows for the three months ended June 30, 1997 and 1996.

2. Marketable securities classified as current assets at June 30, 1997, include the following (dollars in thousands):

                                    Fair Value             Cost
                                    ----------             ----

    Government Securities              $ 154               $ 153
    Corporate debt securities             10                  10
    Marketable equity securities         311                 336
                                       -----               -----
                                       $ 475               $ 499
                                       -----               -----
                                       -----               -----

3. Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at June 30, 1997 and March 31, 1997 consist of the following:

         (In thousands)
                             June 30, 1997        March 31, 1997
                             -------------        --------------

         Raw materials            $  323              $  384
         Work in process             111                 132
         Finished products           561                 667
                                  ------              ------
                                  $  995              $1,183
                                  ------              ------
                                  ------              ------

4.  Property, plant and equipment consist of (dollars in thousands):

                                     June 30, 1997      March 31, 1997
                                     -------------      --------------

         Machinery and equipment       $   481               $   479
         Furniture and fixtures            151                   151
         Tooling                           711                   711
         Leasehold improvements            155                   155
                                       -------               -------
                                         1,498                 1,496

            Less accumulated
              depreciation              (1,350)               (1,341)
                                       -------               -------

                                       $   148               $   155
                                       -------               -------
                                       -------               -------

5. Net earnings (loss) per share is based on the weighted average number of shares outstanding during each of the respective periods. Common stock equivalents are excluded from the calculation of weighted average shares outstanding as their effect is immaterial or antidilutive.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales from continuing operations for the first fiscal quarter ended June 30, 1997 were $1,452,000 compared to $1,436,000 in the year-earlier period.

The decline in net earnings from continuing operations from the year-earlier period is related to increased sales during the current period to warehouse/superstore accounts, with a decline in sales to office products catalog customers. Products sold to warehouse/superstore accounts have lower profit margins.

As previously discussed in the Company's Form 10-K for the fiscal year ended March 31, 1997, the Company reached a settlement with a former employee during the current quarter to settle two legal actions. The loss on discontinued operations for the current quarter is due to legal fees incurred relative to the settlement.

As previously disclosed in the Company's Form 10-K for the fiscal year ended March 31, 1997, during June the Company learned that its bid for the continuing business of PriceCostco had been rejected. For the quarter ended June 30, 1997, PriceCostco accounted for 43% of the Company's total sales. The Company will realize the loss of this business during the second fiscal quarter ended September 30, 1997. The loss of this customer could possibly have a significant adverse effect on future earnings of the Company. As a result, the Company has begun implementing severe cost cutting measures as well as develop programs to gain new customers, new products and promotions to increase business with existing accounts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at June 30, 1997 was $760,000 including
certificates of deposit of $160,000.   Working capital at June 30, 1997 was
$2,924,000 compared to $2,940,000 at fiscal year end. The Company has a current ratio of better than 8 to 1 at the end of the first quarter.

As discussed, during the quarter the Company reached a settlement with a former employee. As part of the settlement, the Company paid the former employee $185,000. These funds were paid from the litigation deposit the Company made when it appealed the judgement. The bond and litigation deposit have been reduced as agreed upon by both parties pending the resolution of the attorney's fees owed the former employee's counsel.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

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

In December 1995, in the United States District Court, Northern District of California, the Company filed a complaint against the same former employee and his company alleging that they copied PerfectData's trademark and trade dress. On December 21, 1995, the Court granted the Company's motions for a restraining order and preliminary injunction which enjoin the defendants from the manufacture and distribution of the product in question. This case had been set for trial December 1, 1997.

During May 1997, the parties reached a global settlement of both actions.
The Company paid the former employee the sum of $185,000 in exchange for its right to seek further appeal. Defendants in the trademark infringement action have agreed to assign and transfer any and all right, title and interest in the trademark, trade name, and trade dress of their canned air product "Perfect Cleaner" and any and all goodwill of the Perfect Cleaner business to the Company. The former employee and his company have further agreed not to sell a canned air product in the United States or Canada for three years. Unresolved is the amount of attorney's fees owed to the former employee's counsel for services rendered during the Company's appeal of the original judgement against the Company. The parties agreed to have the issue decided by a judge. On July 21, 1997, a hearing was held in the Superior Court of Ventura County, California. As of the date of this Form 10-Q filing, no ruling has been made.

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



                                  PERFECTDATA CORPORATION



Date: AUGUST 11, 1997             /s/ JOSEPH MAZIN
     ----------------             -------------------------------
                                  Joseph Mazin
                                  President,
                                  Chief Executive Officer and
                                  Chairman of the Board






Date: AUGUST 11, 1997             /s/ IRENE J. MARINO
     ----------------             -------------------------------
                                  Irene J. Marino
                                  Corporate Secretary,
                                  V.P. Finance and
                                  Chief Financial Officer