Form 10-Q
period 1997-09-30
PERFECTDATA CORP
filed 1997-11-13
CIK 719662

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1997             Commission File Number 0-12817


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

As of October 31, 1997, there were 3,163,606 shares of common stock outstanding.

                               PERFECTDATA CORPORATION



                                        INDEX


                                                             PAGE
                                                             ----
PART I.       FINANCIAL INFORMATION

              Balance Sheets - September 30, 1997 and
              March 31, 1997                                  2

              Statements of Earnings - quarters
              ended September 30, 1997 and 1996
              and six months ended September 30, 1997
              and 1996                                        3

              Statements of Shareholders' Equity -
              six months ended September 30, 1997             4

              Statements of Cash Flows - six months
              ended September 30, 1997 and 1996               5

              Notes to Financial Statements                 6 - 7

              Management's discussion and analysis of
              financial condition and results of
              operations                                      8


PART II.      OTHER INFORMATION

              Item 1.   Legal Proceedings                     9

              Item 6.   Exhibits and Reports on Form 8-K      9

                            PERFECTDATA CORPORATION
                                 BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands, except number of shares)

                                                        Sept. 30,      March 31
                                                          1997           1997
                                                        --------       --------
ASSETS

Current assets
  Cash and cash equivalents, including
    short-term certificates of deposit of
    $361 at September and $160 at March                 $  1,132       $    891
  Accounts receivable, less allowance
    for doubtful receivables of
    $10 at September and $9 at March                         355            707
  Inventories                                                846          1,183
  Prepaid expenses and other current assets                   73             77
  Marketable securities, short-term                          443            399
Current assets of discontinued operations                     42            115
Deposit on litigation award                                   75            305
  Deferred income tax benefit                                 59             61
                                                        --------       --------

   Total current assets                                    3,025          3,738

Property, plant and equipment, net                           138            155
Deferred Income Tax benefit                                  397            369
Investment in affiliate                                        5              5
Other assets, net                                             31             31
                                                        --------       --------
                                                        $  3,596       $  4,298
                                                        --------       --------
                                                        --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                      $     36       $    324
  Accrued expenses                                           117            153
  Accrued salaries, wages and vacation                        47             56
  Current liabilities of discontinued
   operations                                                 83            265
                                                        --------       --------
    Total current liabilities                                283            798
                                                        --------       --------

Shareholders' equity:
  Preferred stock.  Authorized 2,000,000
    shares; none issued                                        -              -
  Common stock, no par value.  Authorized
    10,000,000 shares; issued and
    outstanding 3,093,700 shares at
    September and at March                                 8,051          8,051
  Accumulated deficit                                     (4,702)        (4,546)
  Allowance for gain (loss) on
    marketable securities                                    (36)            (5)
                                                        --------       --------
  Net shareholders' equity                                 3,313          3,500
                                                        --------       --------
                                                        $  3,596       $  4,298
                                                        --------       --------
                                                        --------       --------

See accompanying notes to financial statements.

                           PerfectData Corporation
                            STATEMENTS OF EARNINGS
                                  (Unaudited)

----------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)
----------------------------------------------------------------------------------------------
                                             Three Months Ended           Six Months Ended
                                                September 30,                September 30,
                                             1997          1996           1997           1996
----------------------------------------------------------------------------------------------
Net sales                                 $   740        $ 1,474        $ 2,192        $ 2,910
Costs and Expenses:
  Cost of sales                               470          1,012          1,440          1,930
  Selling, general and
    administrative                            351            493            851          1,004
                                          -------        -------        -------        -------
      Total costs and expenses                821          1,505          2,291          2,934

Income (loss) from operations                 (81)           (31)           (99)           (24)
                                          -------        -------        -------        -------
Other income and (expense):
  Interest income, net                          8              5             16             14
  Other, net                                   18             23             38             31
                                          -------        -------        -------        -------
    Total other income and (expense)           26             28             54             45
                                          -------        -------        -------        -------
Income (loss) from continuing
  operations before income taxes              (55)            (3)           (45)            21
Income tax (provision) benefit                (49)             2            (48)            (1)
                                          -------        -------        -------        -------
Income (loss) from continuing
  operations                                 (104)            (1)           (93)            20
Gain (loss) on disposal of
  discontinued operations                     (53)             -            (63)           (19)
                                          -------        -------        -------        -------
Net income (loss)                         $  (157)       $    (1)       $  (156)       $     1
                                          -------        -------        -------        -------
                                          -------        -------        -------        -------
Net income (loss) per common share:
Income (loss) from continuing
  operations                              $  (.03)       $     -        $  (.03)       $   .01
Gain (loss) on disposal of
  discontinued operations                    (.02)             -           (.02)          (.01)
                                          -------        -------        -------        -------
                                          $  (.05)       $     -        $  (.05)       $     -
                                          -------        -------        -------        -------
                                          -------        -------        -------        -------
Weighted average shares outstanding         3,094          3,084          3,094          3,084


See accompanying notes to financial statements.

                               PerfectData Corporation
                          STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


--------------------------------------------------------------------------------
(In thousands)

   Period from March 31, 1997 through September 30, 1997
--------------------------------------------------------------------------------


                                                         Allowance    Net
                             Common Stock                for gain/    share-
                            --------------  Accumulated  (loss) on    holders'
                            Shares  Amount  deficit      mkt. sec.    equity
--------------------------------------------------------------------------------

    Balance at
     March 31, 1997         3,094   $8,051   $(4,546)      $ (5)        $3,500

    Net unrealized gain/
     (loss) on marketable
     securities                 -        -         -        (31)           (31)

    Net earnings                -        -      (156)         -           (156)
--------------------------------------------------------------------------------
    Balance at
     September 30, 1997     3,094   $8,051   $(4,702)     $ (36)        $3,313
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

                               PERFECTDATA CORPORATION
                              STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Dollars in thousands)

                                                    Six Month Period Ended
                                                         September 30,
                                                    ----------------------
                                                      1997           1996
                                                    -------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $ (156)        $    1
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   (Gain) loss on disposal of
     discontinued operations                             63             19
     Depreciation and amortization                       19             63
   Deferred income tax (benefit) provision              (26)             1
   Decrease in litigation deposit                       230              -
   (Increase) decrease in accounts
     receivable                                         352             49
   (Increase) decrease in inventories                   337            (22)
   (Increase) decrease in prepaid
     expenses and other current assets                    4            (25)
   (Increase) decrease in other assets                    -              -
   Increase (decrease) in accounts
     payable                                           (288)          (107)
   Increase (decrease) in accrued
     expenses                                           (36)           (31)
   Increase (decrease) in accrued
     salaries, wages and vacation                        (9)           (16)
                                                     ------          -----
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                                  490            (68)
                                                     ------          -----
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant, and
  equipment                                           $  (2)         $  (9)
(Increase) decrease in investment
  securities, net                                       (75)            10
                                                     ------          -----
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                                  (77)             1
                                                     ------          -----
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options                                 -             29
Repurchase of common stock                                -             (2)
                                                     ------          -----
NET CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES                                   -             27
                                                     ------          -----
NET CASH PROVIDED (USED) BY
  CONTINUING OPERATIONS                                 413            (40)

CASH PROVIDED (USED) IN
  DISCONTINUED OPERATIONS                              (172)           (19)
                                                     ------          -----
Increase (decrease) in cash and
  cash equivalents                                      241            (59)
Cash and cash equivalents at
  beginning of period                                   891            711
                                                     ------          -----
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                      $1,132          $ 652
                                                     ------          -----
                                                     ------          -----

See accompanying notes to financial statements.

                               PERFECTDATA CORPORATION

                            NOTES TO FINANCIAL STATEMENTS

1. In the opinion of the Company, the unaudited financial statements contained in this report have been prepared on a basis consistent with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. All adjustments included in the financial statements are of a normal recurring nature and are necessary to present fairly the Company's financial position as of September 30, 1997 and the results of its operations and cash flows for the six months ended September 30, 1997 and 1996.

2. Marketable securities classified as current assets at September 30, 1997, include the following (dollars in thousands):

                                    Fair Value             Cost
                                    ----------             ----
    Government Securities              $ 135               $ 134
    Corporate debt securities             10                  10
    Marketable equity securities         298                 335
                                       -----               -----
                                       $ 443               $ 479
                                       -----               -----
                                       -----               -----

3. Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at September 30, 1997 and March 31, 1997 consist of the following:

         (In thousands)
                             Sept. 30, 1997       March 31, 1997
                             --------------       --------------
         Raw materials            $  275              $  384
         Work in process              94                 132
         Finished products           477                 667
                                  ------              ------
                                  $  846              $1,183
                                  ------              ------
                                  ------              ------

4.  Property, plant and equipment consist of (dollars in thousands):

                                      Sept. 30, 1997    March 31, 1997
                                      --------------    --------------
         Machinery and equipment       $   481               $   479
         Furniture and fixtures            151                   151
         Tooling                           592                   711
         Leasehold improvements            155                   155
                                       -------               -------
                                         1,379                 1,496
            Less accumulated
              depreciation              (1,241)               (1,341)
                                       -------               -------
                                       $   138               $   155
                                       -------               -------
                                       -------               -------

5. The components of the income tax (benefit) provision were (dollars in thousands):

                                              September 30, 1997
                                              ------------------
    Current:
       Federal                                        $   -
       State                                              1
                                                      -----
                                                          1

    Deferred:
       Net (increase) decrease in
         deferred tax asset                              97
       (Increase) decrease in benefit of
         NOL carryforwards                              (99)
       Increase (decrease) in valuation allowance        50
                                                      -----
                                                      $  49
                                                      -----
                                                      -----

    At September 30, 1997, the Company had net operating loss (NOL) carryforwards of approximately $2,867,000 for federal income tax purposes expiring in varying amounts through 2012. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2001 if not utilized. Additionally, the Company has general business tax credit carryforwards of $174,109 which will begin to expire in 1998.

    SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Management has determined that future taxable income of the Company will more likely than not be sufficient to realize the recorded deferred tax asset of $1,021,000 net of a valuation allowance of $727,000.

    Realization of the future tax benefits of the NOL carryforwards is dependent on a Company's ability to generate taxable income within the carryforward period. In assessing the likelihood of utilization of existing NOL carryforwards, management considered the historical results of continuing operations, the current economic environment in which the Company operates, and the projected results of the Company's cost-cutting measures as well as sales projections. Management did not consider any non-routine transactions in assessing the likelihood of realization of the recorded deferred tax asset.

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

Item 2.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales from continuing operations for the second fiscal quarter ended September 30, 1997 were $740,000 compared to $1,474,000 in the year-earlier period. Net sales for the six months ended September 30, 1997 were $2,192,000 compared to $2,910,000 in the year-earlier period.

As previously disclosed in the Company's Form 10-K for the fiscal year ended March 31, 1997, during June the Company learned that its bid for the continuing business of PriceCostco had been rejected. During the first fiscal quarter ended June 30, 1997, sales to PriceCostco represented 43% of the Company's total sales. The Company realized the loss of this business during the second fiscal quarter ended September 30, 1997 and as a result sales declined dramatically from the year-earlier periods.

The loss from continuing operations for the three months and six months ended September 30, 1997 is directly related to the loss of this major customer. The Company continues developing programs to acquire new business as well as increase business with existing customers. Cost-cutting measures had been implemented immediately upon notification of the loss of this major customer. The Company is currently negotiating joint distribution agreements (with partners that have a global presence) to market some of its product lines into new markets. Additionally, the Company continues to look for business combinations through acquisitions or mergers.

As previously discussed in the Company's Form 10-K for the fiscal year ended March 31, 1997, the Company reached a settlement with a former employee during May 1997 to settle two legal actions. Unresolved was the amount of attorney's fees owed to the former employee's counsel. On October 17, 1997 the judge ruled in favor of the former employee and awarded post judgment attorney fees in the amount of $96,268.00. At the time of this filing, the parties have agreed to settle for the sum of $82,500.00. The loss from discontinued operations for the three months and six months ended September 30, 1997 directly relates to legal fees incurred by the Company relative to the settlement and additional reserves to cover the $82,500.00 settlement.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to maintain a strong financial position. Cash at September 30, 1997 was $1,132,000 including certificates of deposit of $361,000. The Company has a current ratio of better than 10 to 1 at the end of the second fiscal quarter.

As discussed, during May 1997 the Company reached a settlement with a former employee. As part of the settlement, the Company paid the former employee $185,000. These funds were paid from the litigation deposit the Company made when it appealed the judgment. The bond and litigation deposit were reduced to $75,000, as both parties agreed upon, pending the resolution of the attorney's fees owed the former employee's counsel. The now agreed upon post judgment attorney's fees of $82,500 will be paid from the $75,000 litigation deposit, with the difference being paid from operating funds of the Company.

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

During May 1997, the parties reached a global settlement of both actions. The Company paid the former employee the sum of $185,000 in exchange for its right to seek further appeal. Defendants in the trademark infringement action have agreed to assign and transfer any and all right, title and interest in the trademark, trade name, and trade dress of their canned air product "Perfect Cleaner" and any and all goodwill of the Perfect Cleaner business to the Company. The former employee and his company have further agreed not to sell a canned air product in the United States or Canada for three years. Unresolved was the amount of attorney's fees owed to the former employee's counsel for services rendered during the Company's appeal of the original judgement against the Company. The parties agreed to have the issue decided by a judge. On July 21, 1997, a hearing was held in the Superior Court of Ventura County, California. On October 17, 1997 the judge ruled in favor of the former employee and awarded post judgment attorney fees in the amount of $96,268.32. At the time of the filing of this Form 10-Q, the parties agreed to settle the issue of the post-judgment attorney's fees for the sum of $82,500.00.

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



Date: November 10, 1997           Joseph Mazin
      -----------------           ----------------------------
                                  Joseph Mazin
                                  President,
                                  Chief Executive Officer and
                                  Chairman of the Board






Date: November 10, 1997           Irene J. Marino
      -----------------           ----------------------------
                                  Irene J. Marino
                                  Corporate Secretary,
                                  V.P. Finance and
                                  Chief Financial Officer