Form 10-Q
period 1997-12-31
PERFECTDATA CORP
filed 1998-02-12
CIK 719662

                                   FORM 10-Q
                                   ---------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 ------------------------------------------



For Quarter Ended December 31, 1997              Commission File Number 0-12817


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

Yes  X         No
    ---           ---

As of January 31, 1998, there were 3,163,606 shares of common stock outstanding.


                             PERFECTDATA CORPORATION
                             -----------------------

                                      INDEX
                                      -----

                                                                    PAGE
PART I.        FINANCIAL INFORMATION

               Balance Sheets - December 31, 1997 and
               March 31, 1997                                        2

               Statements of Earnings - quarters
               ended December 31, 1997 and 1996
               and nine months ended December 31, 1997
               and 1996                                               3

               Statements of Shareholders' Equity -
               nine months ended December 31, 1997                    4

               Statements of Cash Flows - nine months
               ended December 31, 1997 and 1996                       5

               Notes to Financial Statements                        6 - 7

               Management's discussion and analysis of
               financial condition and results of
               operations                                           8 - 9


PART II.       OTHER INFORMATION

               Item 1.   Legal Proceedings                           10

               Item 6.   Exhibits and Reports on Form 8-K            10

                               PERFECTDATA CORPORATION
                                    BALANCE SHEETS
                                     (Unaudited)
                   (Dollars in thousands, except number of shares)

                                                   Dec. 31,      March 31
                                                     1997          1997
                                                   --------      --------
ASSETS

Current assets
  Cash and cash equivalents, including
    short-term certificates of deposit of
    $363 at December and $160 at March            $ 1,154        $   891
  Accounts receivable, less allowance
    for doubtful receivables of
    $13 at December and $9 at March                   279            707
  Inventories                                         753          1,183
  Prepaid expenses and other current assets           144             77
  Marketable securities, short-term                   574            399
Current assets of discontinued operations               -            115
Deposit on litigation award                             -            305
  Deferred income tax benefit                          65             61
                                                 --------       --------

   Total current assets                             2,969          3,738

Property, plant and equipment, net                    128            155
Deferred Income Tax benefit                           294            369
Investment in affiliate                                 5              5
Other assets, net                                      31             31
                                                 --------       --------
                                                  $ 3,427        $ 4,298
                                                 --------       --------
                                                 --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                $   129        $   324
  Accrued expenses                                     95            153
  Accrued salaries, wages and vacation                 50             56
  Current liabilities of discontinued
   operations                                           -            265
                                                 --------       --------
    Total current liabilities                         274            798
                                                 --------       --------

Shareholders' equity:
  Preferred stock.  Authorized 2,000,000
    shares; none issued                                 -              -
  Common stock, no par value.  Authorized
    10,000,000 shares; issued and
    outstanding 3,163,606 shares at
    December and 3,093,700 shares at March          8,117          8,051
  Accumulated deficit                              (4,936)        (4,546)
  Allowance for gain (loss) on
    marketable securities                             (28)            (5)
                                                 --------       --------

  Net shareholders' equity                          3,153          3,500
                                                 --------       --------
                                                  $ 3,427        $ 4,298
                                                 --------       --------
                                                 --------       --------

See accompanying notes to financial statements.

                              PerfectData Corporation
                               STATEMENTS OF EARNINGS
                                     (Unaudited)
-------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)
-------------------------------------------------------------------------------------
                                         Three Months Ended       Nine Months Ended
                                            December 31,            December 31,
                                          1997        1996         1997     1996
-------------------------------------------------------------------------------------
Net sales                                $   525    $ 1,387       $ 2,717   $ 4,297
Costs and Expenses:
  Cost of sales                              309        938         1,749     2,868
  Selling, general and
   administrative                            333        476         1,184     1,480
                                         -------     ------       -------   -------
     Total costs and expenses                642      1,414         2,933     4,348

Income (loss) from operations               (117)       (27)         (216)      (51)
                                         -------     ------       -------   -------
Other income and (expense):
  Interest income, net                         8          6           24         20
  Other, net                                  17         17           55         48
                                         -------     ------       -------   -------
     Total other income and (expense)         25         23           79         68
                                         -------     ------       -------   -------

Income (loss) from continuing
  operations before income taxes             (92)        (4)        (137)        17
Income tax (provision) benefit               (24)         1          (72)         -
                                         -------     ------       -------   -------
Income (loss) from continuing
  operations                                (116)        (3)        (209)        17
Gain (loss) on disposal of
  discontinued operations                   (118)       (12)        (181)       (31)
                                         -------     ------       -------   -------

Net income (loss)                        $  (234)   $   (15)     $  (390)  $    (14)
                                         -------     ------       -------   -------
                                         -------     ------       -------   -------

Net income (loss) per common share:
Income (loss) from continuing
  operations                             $  (.04)   $     -      $  (.07)  $    .01
Gain (loss) on disposal of
  discontinued operations                   (.04)         -         (.06)      (.01)
                                         -------     ------       -------   -------

                                         $  (.08)   $     -      $  (.13)  $      -
                                         -------     ------       -------   -------
                                         -------     ------       -------   -------
Weighted average shares outstanding        3,143      3,088        3,110     3,088

See accompanying notes to financial statements.

                              PerfectData Corporation
                          STATEMENTS OF SHAREHOLDERS' EQUITY
                                     (Unaudited)
----------------------------------------------------------------------------------
(In thousands)

   Period from March 31, 1997 through December 31, 1997
----------------------------------------------------------------------------------


                                                             Allowance    Net
                                                             for gain/    share-
                              Common Stock     Accumulated   (loss) on    holders'
                             Shares  Amount    deficit       mkt. sec.    equity
----------------------------------------------------------------------------------
   Balance at
      March 31, 1997         3,094   $8,051    $(4,546)      $  (5)      $3,500
   Stock issued upon
    exercise of stock
    options                     70       66          -           -           66
   Net unrealized gain/
    (loss) on marketable
    securities                   -        -          -         (23)         (23)

   Net earnings (loss)           -        -       (390)          -         (390)
----------------------------------------------------------------------------------
   Balance at
      December 31, 1997      3,164   $8,117    $(4,936)      $ (28)      $3,153
----------------------------------------------------------------------------------

     See accompanying notes to financial statements.


                               PERFECTDATA CORPORATION
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                (Dollars in thousands)

                                              Nine Month Period Ended
                                                   December 31,
                                              -----------------------
                                                 1997          1996
                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                              $ (390)       $  (14)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   (Gain) loss on disposal of
     discontinued operations                      181            31
Depreciation and amortization                      29            87
   Deferred income tax (benefit) provision         71            (1)
   Decrease in litigation deposit                 305             -
   (Increase) decrease in accounts
     receivable                                   428           199
   (Increase) decrease in inventories             430           236
   (Increase) decrease in prepaid
     expenses and other current assets            (67)          (36)
   (Increase) decrease in other assets              -             -
   Increase (decrease) in accounts
     payable                                     (195)         (236)
   Increase (decrease) in accrued
     expenses                                     (58)          (10)
   Increase (decrease) in accrued
     salaries, wages and vacation                  (6)          (16)
                                              --------       --------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                            728           240
                                              --------       --------
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant, and
  equipment                                    $   (2)      $   (11)
(Increase) decrease in investment
  securities, net                                (198)          (13)
                                              --------       --------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                           (200)          (24)
                                              --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options                          66            29
Repurchase of common stock                          -            (2)
                                              --------       --------
NET CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES                            66            27
                                              --------       --------
NET CASH PROVIDED (USED) BY
  CONTINUING OPERATIONS                           594           243

CASH PROVIDED (USED) IN
  DISCONTINUED OPERATIONS                        (331)          (31)
                                              --------       --------
Increase (decrease) in cash and
  cash equivalents                                263           212
Cash and cash equivalents at
  beginning of period                             891           711
                                              --------       --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                               $ 1,154        $  923
                                              --------       --------

See accompanying notes to financial statements.

                               PERFECTDATA CORPORATION

                            NOTES TO FINANCIAL STATEMENTS

1. In the opinion of the Company, the unaudited financial statements contained in this report have been prepared on a basis consistent with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. All adjustments included in the financial statements are of a normal recurring nature and are necessary to present fairly the Company's financial position as of December 31, 1997 and the results of its operations and cash flows for the nine months ended December 31, 1997 and 1996.

2. Marketable securities classified as current assets at December 31, 1997, include the following (dollars in thousands):

                                     Fair Value              Cost
                                     ----------             -----
     Government Securities              $ 192               $ 191
     Corporate debt securities             10                  10
     Marketable equity securities         372                 401
                                       ------              ------
                                        $ 574               $ 602
                                       ------              ------
                                       ------              ------

3. Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at December 31, 1997 and March 31, 1997 consist of the following:

          (In thousands)
                                      Dec. 31, 1997        March 31, 1997
                                      -------------        --------------
          Raw materials                  $  244              $  384
          Work in process                    84                 132
          Finished products                 425                 667
                                        -------             -------
                                         $  753              $1,183
                                         ------              ------
                                         ------              ------

4.   Property, plant and equipment consist of (dollars in thousands):

                                      Dec. 31, 1997        March 31, 1997
                                      -------------        ------------
          Machinery and equipment       $   481             $   479
          Furniture and fixtures            151                 151
          Tooling                           592                 711
          Leasehold improvements            155                 155
                                       --------            --------

                                          1,379               1,496
             Less accumulated
               depreciation              (1,251)             (1,341)
                                       --------            --------

                                        $   128             $   155
                                       --------            --------
                                       --------            --------

5. The components of the income tax (benefit) provision were (dollars in thousands):

                                                   December 31, 1997
                                                   -----------------
     Current:
        Federal                                         $   -
        State                                               1
                                                        --------
                                                            1

     Deferred:
        Net (increase) decrease in
          deferred tax asset                               22
        (Increase) decrease in benefit of
          NOL carryforwards                              (116)
        Increase (decrease) in valuation allowance        166
                                                        --------
                                                        $  73
                                                        --------
                                                        --------

     At December 31, 1997, the Company had net operating loss (NOL) carryforwards of approximately $2,910,000 for federal income tax purposes expiring in varying amounts through 2012. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2001 if not utilized. Additionally, the Company has general business tax credit carryforwards of $174,109 which will begin to expire in 1998.

     SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Management has determined that future taxable income of the Company will more likely than not be sufficient to realize the recorded deferred tax asset of $1,039,000 net of a valuation allowance of $843,000.

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

6. During the quarter ended December 31, 1997, the Company issued 70,000 shares of Common Stock under the 1985 Employee Stock Option Plan for consideration of $65,625.

7. Net earnings (loss) per share is based on the weighted average number of shares outstanding during each of the respective periods. Common stock equivalents are excluded from the calculation of weighted average shares outstanding as their effect is immaterial or antidilutive.

Item 2.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ---------------------------------------------

RESULTS OF OPERATIONS
---------------------

Net sales from continuing operations for the third fiscal quarter ended December 31, 1997 were $525,000 compared to $1,387,000 in the year-earlier period. Net sales for the nine months ended December 31, 1997 were $2,717,000 compared to $4,297,000 in the year-earlier period.

As previously disclosed in the Company's Form 10-K for the fiscal year ended March 31, 1997, during June the Company learned that its bid for the continuing business of PriceCostco had been rejected. The Company realized the loss of this business during the second fiscal quarter ended September 30, 1997 and as a result sales declined dramatically from the year-earlier periods. During the year-earlier quarter ended December 31, 1996, sales to PriceCostco represented 45% of the Company's total sales.

The loss from continuing operations for the three months and nine months ended December 31, 1997 is directly related to the loss of this major customer. The Company continues developing programs to acquire new business as well as increase business with existing customers. Cost-cutting measures had been implemented immediately upon notification of the loss of this major customer. The Company continues negotiating joint distribution agreements to market some of its product lines into new markets. Additionally, the Company continues to look for business combinations through acquisitions or mergers. During November 1997, the Company announced the signing of a letter of intent to merge with Dynatech Integrated Systems Corporation of Columbia, Maryland. Dynatech is a system integration firm that specializes in enterprise client/server product, services and solutions. The merger should allow PerfectData to benefit from Dynatech's relationship with large corporate clients and Governmental agencies.

The agreement calls for Dynatech to acquire approximately 10% of the outstanding shares of PerfectData at $5.00 cash per share and for PerfectData to issue approximately 51% of the combined companies' outstanding shares to Dynatech shareholders. Post merger, and after the tender for 10% of the outstanding shares of PerfectData, the existing shareholders of PerfectData will own 49% of the outstanding shares of the combined companies.

Dynatech's annual revenues are approximately $10 million. The Company's marketing efforts will focus on expanding product offerings to clients by combining the services and solutions of both entities.

It is the intention of both sides to the merger that PerfectData will be the surviving entity. Both sides continue to move forward toward closing the transaction; however, a definitive merger agreement must be approved by the Board of Directors and submitted to shareholders either in the form of a written consent or a shareholders meeting before the merger will be completed.

As discussed above, the Company adopted strong cost-cutting measures and intends to pursue aggressive programs to place its products into national chains. In the next several months the Company will re-bid for the PriceCostco business.

As previously discussed in the Company's Form 10-K for the fiscal year ended March 31, 1997, the Company reached a settlement with a former employee during May 1997 to settle two legal actions. Unresolved was the amount of attorney's fees owed to the former employee's counsel. On October 17, 1997 the judge ruled in favor of the former employee and awarded post judgment attorney fees in the amount of $96,268.00. During November 1997, the parties settled the post judgment attorney's fees for the sum of $82,500.00. The loss from discontinued operations for the three months and nine months ended December 31, 1997 directly relates to legal fees incurred by the Company relative to the settlement, additional reserves to cover the $82,500.00 settlement, and elimination of deferred tax assets which are not expected to be recognized in the future.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company continues to maintain a strong financial position. Cash and marketable securities at December 31, 1997 were $1,728,000, including Certificates of Deposit of $363,000, compared to $1,290,000, including Certificates of Deposit of $160,000, at year ending March 31, 1997. The Company has a current ratio of better than 10 to 1 at the end of the third fiscal quarter.

As discussed, during May 1997 the Company reached a settlement with a former employee. As part of the settlement, the Company paid the former employee $185,000. These funds were paid from the litigation deposit the Company made when it appealed the judgment. The bond and litigation deposit were reduced to $75,000, as both parties agreed upon, pending the resolution of the attorney's fees owed the former employee's counsel. During December 1997, the agreed upon post judgment attorney's fees of $82,500 were paid from the $75,000 litigation deposit, with the balance paid from operating funds of the Company.

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

During May 1997, the parties reached a global settlement of both actions.
The Company paid the former employee the sum of $185,000 in exchange for its right to seek further appeal. Defendants in the trademark infringement action have agreed to assign and transfer any and all right, title and interest in the trademark, trade name, and trade dress of their canned air product "Perfect Cleaner" and any and all goodwill of the Perfect Cleaner business to the Company. The former employee and his company have further agreed not to sell a canned air product in the United States or Canada for three years. Unresolved was the amount of attorney's fees owed to the former employee's counsel for services rendered during the Company's appeal of the original judgement against the Company. The parties agreed to have the issue decided by a judge. On July 21, 1997, a hearing was held in the Superior Court of Ventura County, California. On October 17, 1997 the judge ruled in favor of the former employee and awarded post-judgment attorney fees in the amount of $96,268.32. During November 1997, the parties settled the post-judgment attorney's fees for the sum of $82,500, which the Company paid the former employee and his attorneys in December, 1997.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits.

               Inapplicable

          (b)  Reports on Form 8-K.

               No report on Form 8-K was filed during the quarter for which this report is filed.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  PERFECTDATA CORPORATION



Date: FEBRUARY 10, 1998                           JOSEPH MAZIN
                                                  ---------------------------
                                                  Joseph Mazin
                                                  President,
                                                  Chief Executive Officer and
                                                  Chairman of the Board






Date: FEBRUARY 10, 1998                           IRENE J. MARINO
                                                  ---------------------------
                                                  Irene J. Marino
                                                  Corporate Secretary,
                                                  V.P. Finance and
                                                  Chief Financial Officer