Form 10-K
period 1998-03-31
PERFECTDATA CORP
filed 1998-06-29
CIK 719662

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                 -------------------

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 -------------------

For the fiscal year ended March 31, 1998          Commission File No. 0-12817

                                 -------------------

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

                                 -------------------

             Securities registered pursuant to Section 12(b) of the Act:
                                         None

             Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock                   NASDAQ

                                 -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this this Form 10-K. [ X ]

As of May 31, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,469,153.

As of May 31, 1998, the registrant had 3,163,606 shares of Common Stock outstanding.
--------------------------------------------------------------------------------

                                        PART I

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

The Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying information that is forward-looking, including, without limitation, statements regarding the Company's future financial performance, the effect of government regulations, national and local economic conditions, the competitive environment in which the Company operates, results or success of discussions with other entities on mergers, acquisitions, or alliance possibilities and expansion of product offering. Actual results may differ materially from those described in the forward-looking statement. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company either oral or written.

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

     The Company first entered the ergonomic accessory market with the introduction of its CopyHolder Systems and Accessories line in fiscal year 1992. During fiscal years 1993 and 1995 the Company expanded its ergonomic line with additional products. During the fourth quarter of fiscal 1998 the Company made the decision to discontinue its line of ergonomic products and accessories.

During the third quarter of fiscal 1996, the Company acquired a majority interest in Starnet Universe Internet, Inc., a web server and Internet provider. During August 1997, PerfectData distributed the majority of these shares to its shareholders as a form of dividend.

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

     Recent new product introductions include CD Clean Wipes and Cell Phone Cleaning Wipes. With the proliferation of CD use in both business and entertainment, and the continued growth of the cell phone market, there is a growing need for convenient, easy to use premoistened cleaning wipes to maintain these products.

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

     The Company actively pursues foreign distribution of its products through a network of International distributors and customers. Sales are almost exclusively of "PerfectData" branded products. To support this channel of distribution, "PerfectData" product packaging and instructions are multi-lingual with most products available with a minimum of four languages. For fiscal years ended March 31, 1998, 1997 and 1996, approximately 16%, 11%, and 13% respectively of the Company's net sales were to International accounts.

     While the Company sold products to more than 700 customers throughout the world during fiscal 1998, approximately 68% of the Company's net sales were accounted for by its 10 largest customers. Sales to PriceCostco accounted for 23% of total sales. Sales to this customer were made pursuant to specific purchase orders and the customer is not obligated under any other agreement. No other customer accounted for more than 10% of the Company's net sales. During June 1997, the Company learned that its bid for the continuing business of PriceCostco had been rejected. The loss of this customer had a significant adverse effect on the earnings of the Company for the fiscal year ended March 31, 1998.

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

     In January 1990, Hunt Canada International became the exclusive distributor of "PerfectData" branded products for all of Canada. Due to a change in their corporate strategic direction, they discontinued this segment of their business and, effective November 1997, Hunt Canada International did not renew the exclusive agreement it had held for the distribution of PerfectData products in Canada. As a result it was decided that PerfectData would continue its presence in the Canadian market utilizing independent manufacturers' representatives. Canadian sales agency groups were interviewed and representative agreements finalized. Effective May 1, 1998, independent sales agencies now represent the

Company in the seven Canadian provinces and the northwest territories.

     In addition to S.C.E., approximately 20 International Distributors sell the Company's products worldwide.

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

BACKLOG

     At March 31, 1998 the Company had orders, scheduled for delivery within a ninety day period or less, aggregating approximately $40,000 as compared with a backlog of approximately $82,000 at March 31, 1997. Purchase order release lead-times depend upon the scheduling practice of the individual customer, and the rate of booking new orders fluctuates from month-to-month; however, most orders are placed for immediate shipment. Under certain conditions, customers may cancel or delay orders without significant monetary penalties. Therefore, the level of backlog at any one time is not necessarily indicative of the trends in the Company's business.

COMPETITION

     The Company believes that during fiscal year 1998, neither the Company nor any of its competitors had a dominant position in the cleaning and maintenance market. There are many competitors in this market. However, some of the competitors are substantially larger in size and have greater financial resources than the Company.

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

EMPLOYEES

     At March 31, 1998 the Company employed 16 persons, of whom approximately 6 were engaged in assembly and testing, 5 in marketing and sales, and 5 in general management and administration.

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

ITEM 3.     LEGAL PROCEEDINGS

     In November 1995, in the Superior Court of Ventura County, California, a former employee won an award against the Company for $203,403. The lawsuit related to the termination, in October 1993, of an employment contract entered into between the Company and the individual during July 1993. The Company appealed this award and posted an appeal bond with the Court. On March 31, 1997, the Appeals Court issued its opinion affirming the judgement against the Company. The judgement became final on April 30, 1997.

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

     During May 1997, the parties reached a global settlement of both actions. The Company paid the former employee the sum of $185,000 in exchange for its right to seek further appeal. Defendants in the trademark infringement action have agreed to assign and transfer any and all right, title and interest in the trademark, trade name, and trade dress of their canned air product "Perfect Cleaner" and any and all goodwill of the Perfect Cleaner business to the Company. The former employee and his company have further agreed not to sell a canned air product in the United States or Canada for three years. Unresolved was the amount of attorney's fees owed to the former employee's counsel for services rendered during the Company's appeal of the original judgement against the Company. The parties agreed to have the issue decided by a judge. On July 21, 1997, a hearing was held in the Superior Court of Ventura County, California. On October 17, 1997, the judge ruled in favor of the former employee and awarded post-judgement attorney fees in the amount of $96,268.32. During November 1997, the parties settled the post-judgement attorney's fees for the sum of $82,500, which the Company paid the former employee and his attorneys in December 1997.

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

On June 11, 1998, in the San Diego Court of Appeal, Fourth Appellate District, oral arguments were heard. As of the time of filing this Form 10-K, the appellate Court has not yet rendered a decision.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                       PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

     The Common Stock of the Company is traded in the over-the-counter market and is quoted on NASDAQ under the symbol PERF. It is located in the NASDAQ Small Cap listing. The following table sets forth the range of high and low sales price per share of Common Stock of the Company for the indicated quarters of the fiscal years ended March 31, 1998 and 1997, as reported by NASDAQ. All quotations have been rounded to the nearest one-eighth. Such prices represent inter-dealer quotations without adjustment for retail markup, markdown, or commission and do not necessarily represent actual transactions.

     The approximate number of shareholders at March 31, 1998 was 1,000 determined by security position listings. On July 18, 1996 the Company distributed to its shareholders a dividend in the form of one share of stock in Starnet Universe Internet, Inc., a privately held corporation, for each twenty shares of PerfectData stock. On June 27, 1997, the Company distributed to its shareholders a dividend in the form of one share of stock in Vision Aerospace, Inc., a privately held corporation, for each thirty shares of PerfectData stock. On August 14, 1997, the Company distributed to its shareholders a dividend in the form of one share of stock in Staruni Corporation, traded under the symbol SRUN, for each four shares of PerfectData Stock.

                                            SALES    PRICE
                                            HIGH      LOW
--------------------------------------------------------------------------------

          1998

     First Quarter                          2 7/8    1 5/8
     Second Quarter                         2 1/4    1
     Third Quarter                          3        1 1/8
     Fourth Quarter                         2 3/8    1 1/4

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


     The last sales price for the Company's Common Stock as of June 12, 1998 was 1.

ITEM 6.     SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data which are derived from and qualified in their entirety by the more detailed Financial Statements included in Item 14 herein.

SELECTED STATEMENTS OF EARNINGS DATA


                                     FISCAL YEAR ENDED MARCH 31,
                              1998      1997      1996      1995      1994
                         ----------------------------------------------------
                         (Dollars in thousands, except per share information)
Net Sales                    $3,299    $5,761    $6,054    $7,214    $6,783

Income (loss) from
 continuing operations
 before income taxes           (367)       25       144       171        51

Income tax benefit
 (or provision)                (250)     (290)      (20)      359       (13)
                             ------    ------    ------    ------    ------

Income (loss) from
 continuing operations         (617)     (265)      124       530        38

Income (loss) from
 discontinued operations          -         -         -        18      (833)

Gain (loss) on disposal of
 discontinued operations       (182)      (69)     (101)     (179)        -

Cumulative effect of
 change in accounting
 principle                        -         -         -         -       393
                             ------    ------    ------    ------    ------

Net Income/(Loss)            $ (799)   $ (334)   $   23    $  369    $ (402)
                             ------    ------    ------    ------    ------

Earnings (loss)
 per share of
 common stock:

   Continuing operations       (.20)     (.09)      .04       .16       .01

   Discontinued operations     (.06)     (.02)     (.03)     (.05)     (.24)

   Cumulative effect of
    change in accounting
    principle                     -         -          -        -       .11
                             ------    ------    ------    ------    ------

   Net earnings (loss)       $ (.26)   $ (.11)   $  .01   $   .11    $ (.12)
                             ------    ------    ------    ------    ------

Weighted average
 shares outstanding           3,123     3,089     3,107     3,422     3,488

-------------------

SELECTED BALANCE SHEET DATA


                                   AS OF MARCH 31,
                      1998      1997     1996      1995     1994
                    ---------------------------------------------
                               (Dollars in thousands)
Working Capital     $2,522    $2,940   $2,900    $2,892   $3,423

Total Assets         3,053     4,298    4,630     4,705    4,977

Net Shareholders'
  Equity             2,794     3,500    3,792     3,889    4,048

----------------------



ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Fiscal 1998 net sales from continuing operations decreased to $3,299,000 from $5,761,000 in fiscal 1997 and $6,054,000 in fiscal 1996. In June 1997, the
Company lost its bid for the continuing business of PriceCostco. During fiscal 1997, PriceCostco accounted for 42% of the Company's total sales. The Company realized the loss of this business during the second fiscal quarter ended September 30, 1997, and as a result fiscal 1998 sales declined dramatically.

     The decrease in fiscal 1997 sales from fiscal 1996 was due to lower selling prices, although the actual unit sales for fiscal 1997 had increased over fiscal 1996.

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

     Cost of sales from continuing operations as a percentage of net sales was 67% for 1998, as compared to 66% for both 1997 and 1996. During the last quarter of fiscal 1998 the Company made the decision to discontinue its line of ergonomic products and accessories and concentrate its resources on its core computer and office cleaning products business. The Company had only a minor share of the ergonomic and accessory market and could not successfully compete against the dominant competitors.

     The slight increase in cost of sales for fiscal 1998 directly relates to inventory reserve for this product line.

     Selling, General and Administrative Expenses from continuing operations for fiscal 1998, 1997, and 1996 were $1,535,000, $2,030,000 and $2,032,000 respectively. The decrease in expenses in fiscal 1998 directly relates to the loss of the Company's major customer. Included in Selling, General and Administrative Expenses are prepaid freight on qualifying orders, commission paid to sales representatives, and co-op advertising allowances which are variable expenses that fluctuate with sales. As sales declined in 1998 so did these expenses. The decrease in costs and expenses in fiscal 1998 also relates to severe cost cutting measures which included, amongst others, a reduction in staff and a very tight control of all expenditures. Although sales in fiscal 1997 had declined from fiscal 1996, those Selling, General and Administrative variable expenses relating to sales did not. During fiscal 1997 the Company offered qualifying customers more aggressive co-op advertising and allowance programs.

     Other income and expense for fiscal 1998, 1997 and 1996 was primarily interest income of $33,000, $28,000 and $40,000 respectively; royalty income of $7,000, 10,000 and $11,000 respectively; and dividend and option income of $55,000, $47,000 and $30,000 respectively. Included in fiscal 1998 is a loss on securities of $21,000.

     During the first quarter of fiscal 1995, the Company made the decision to discontinue its operations in the telecommunications industry which consisted of modems, cables and switch boxes. The substantial losses from this operation were a result of declining sales, dramatically eroding profit margins and major competitors who had all the financial resources and technology necessary to compete in the increasingly volatile marketplace. The Company immediately stopped the outflow of cash associated with these operations. By March 31, 1996, the inventory had been liquidated.

The loss from discontinued operations for fiscal 1996 directly related to a judgement against the Company in favor of a former employee for breach of an employment contract. The employee had been employed to work exclusively in the Company's cable segment which had been discontinued. The Company appealed the judgement and posted an appeal bond with the Court. On March 31, 1997 the Appeals Court issued its opinion affirming the judgement against the Company. The judgement became final on April 30, 1997. The loss on discontinued operations for fiscal 1997 was primarily due to legal fees relative to the appeal.

     On October 17, 1997 the judge ruled in favor of the former employee and awarded post judgement attorney fees in the amount of $96,268. During November 1997, the parties settled the post judgement attorney's fees for the sum of $82,500. The loss from discontinued operations for fiscal 1998 directly relates to legal fees incurred by the Company relative to the settlement, additional reserves to cover the $82,500 settlement, and elimination of deferred tax assets which are not expected to be recognized in the future.

     In June 1997, the Company learned that its bid for the continuing business of PriceCostco had been rejected. During fiscal 1997, PriceCostco accounted for 42% of the company's total sales. The loss of this customer has had a significant adverse effect on future earnings of the Company. Due to this, the possibility exists that the Company may not realize the benefits of its net operating loss carryforwards before they expire. Consequently, the tax benefit that's not expected to be utilized has been reserved, further contributing to the substantial loss from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

       The cash position at March 31, 1998 is $1,328,000 including Certificates of Deposit of $365,000 compared to $891,000 including Certificates of Deposit of $160,000 at year ending March 31, 1997.

     The Company has a current ratio of better than 10 to 1 at fiscal year end. During fiscal 1998, the Company did not renew its line of credit; it had never drawn against the line and saw no future need to continue maintaining the line at this time.

     As discussed, during May 1997 the Company reached a settlement with a former employee. As part of the settlement, the Company paid the former employee $185,000. These funds were paid from the litigation deposit the Company made when it appealed the judgement. The bond and litigation deposit were reduced to $75,000, as both parties agreed upon, pending the resolution of the attorney's fees owed the former employee's counsel. During December 1997, the agreed upon post judgement attorney's fees of $82,500 were paid from the $75,000 litigation deposit, with the balance paid from operating funds of the Company.

     PerfectData is following a plan to expand its distribution and sales base by focusing on profitable new accounts using outside sales professionals and electronic commerce. In order to achieve significant growth, the Company needs to manufacture and distribute a broader product offering.

     As previously announced, the Company is proceeding to discuss with several firms the possibility of a potential merger, alliance or other type of business combination.

     Management believes that the Company's liquidity and working capital requirements are adequate for the foreseeable future.

     At March 31, 1998 the Company had net operating loss and general business tax credit carry forwards for income tax purposes of approximately $2,948,673 and $174,109 respectively, available to reduce future potential Federal income taxes.

     In April 1993 the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Previously, the Company used the APB 11 approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. Under SFAS 109 the Company recognizes to a greater degree the future tax benefits of expenses, primarily comprised of tax NOL carryforwards and inventory reserves, which have been recognized in the financial statements. The adjustments to the April 1, 1993 balance sheet to adopt SFAS 109 netted to approximately $393,000, and is reflected as net income, a cumulative effect of a change in accounting principle, for the year ended March 31, 1994.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information required by this Item is incorporated herein by reference to the financial statements and supplementary data listed in Item 14 of Part IV of this report.

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                       PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:


NAME                     AGE       POSITION
----                     ---       --------

Joseph Mazin             51        President, Chief Executive
                                   Officer, Director and
                                   Chairman of the Board

Tracie Savage            35        Director

Ronald M. Chodorow       57        Director

Irene J. Marino          54        Vice President Finance,
                                   Chief Financial Officer
                                   and Corporate Secretary

Al G. Pramschufer        53        Vice President Sales
                                   and Marketing


     Mr. Joseph Mazin was appointed in June 1993 to be a Director of the Company by the unanimous consent of the Board. Mr. Mazin was appointed Chairman, President and Chief Executive Officer of the Company in October 1993. He is the Chairman of the Board, President and Chief Executive Officer of Flamemaster Corporation, a publicly traded specialty chemicals manufacturer. Mr. Mazin has held this position for more than five years. He previously served as Chairman of the Board of Altius Corporation, a former manufacturer of industrial steel products.

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

     Mr. Ronald M. Chodorow was appointed in July 1997 to be a Director of the Company by unanimous consent of the Board. Mr. Chodorow is an accountant and has been in Public Accounting since

1966. In 1978 he opened his own practice and is the president of Ronald M. Chodorow & Associates, Inc., Accountants and Tax Consultants. Mr. Chodorow has sat on the Board of Directors of many small corporations (non-publicly listed companies).

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

     Mr. Al Pramschufer joined the Company in June 1996, as Director of Sales and Marketing with responsibility for directing the Company's domestic sales activities. In July 1997, he was promoted to the position of Vice President of Sales and Marketing and given the additional responsibility of directing the Company's international sales efforts. Mr. Pramschufer has more than 20 years experience in sales and marketing management. Prior to joining PerfectData, Mr. Pramschufer was Vice President of Sales for the Scripto Tokai Corporation, a post he held from 1992 until 1996.

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


                              SUMMARY COMPENSATION TABLE


                              Annual Compensation
Name and
Principal Position            Year     Salary($) (1)
------------------            ----     -------------

Joseph Mazin                  1998     $61,317
President, Chief              1997      63,365
Executive Officer and         1996      65,135
Chairman of the Board

(1) There are no employment agreements or contracts between the Company and Joseph Mazin.

EMPLOYEE STOCK OPTION PLAN

     In 1979 the Company adopted its Employee Stock Option Plan and amended it in 1981 (the "1979 Plan"). The 1979 Plan, which expired December 31, 1988, provided for the grant of incentive stock options to officers and other key employees of the Company. The 1979 Plan covers an aggregate of 290,660 shares of Common Stock. During the year ended March 31, 1996, options to purchase 1,000 shares of Common Stock expired. There was no activity under the Plan during the year ended March 31, 1998. A total of 99,166 shares of Common Stock have been issued upon the exercise of options granted under the 1979 Plan. No options remain outstanding.


1985 EMPLOYEE STOCK OPTION PLAN

     In January 1985, the Board of Directors of the Company established the Company's 1985 Employee Stock Option Plan (the "1985 Plan"). In November 1985, the shareholders of the Company approved the Plan. The Board of Directors voted to extend the term of the plan by twelve months thereby making the new expiration date December 31, 1996. The 1985 Plan, provided for the grant of both non-qualified stock options and incentive stock options to officers and other key employees of the Company and for the grant of non-qualified stock options to non-employee Directors of the Company. The 1985 Plan covers an aggregate of 500,000 shares of Common Stock. During the fiscal year ended March 31, 1998, 70,000 options were exercised. At March 31, 1998, options covering a total of 118,000 shares of Common Stock were outstanding at an average exercise price of $1.069 per share. Options covering a total of 275,250 shares of the Company's Common Stock have been cancelled through March 31, 1998. A total of 286,250 shares of Common Stock have been issued upon the exercise of options granted under the 1985 Plan. The 1985 Plan is administered by the Board of Directors of the Company. The exercise price of options granted must not be less than 100% of the fair market price of the Common Stock of the Company on the date of grant. The rate at which options granted under the 1985 Plan will be exercisable shall be determined by the Board of Directors at the time of the grant of the option, provided that the option may become exercisable in full no faster than annually over a two-year period and no slower than annually over a five-year period. Options which have been granted under the 1985 Plan are exercisable annually with respect to 25% of the total number of shares covered by the option. Options may not be exercised after the expiration of ten years from the date of grant, are non-transferable, other than by will or inheritance, and may be exercised only while an optionee is employed by the Company, except that an option may provide that it will be wholly or partially exercisable (a) within three months after an optionee's termination of employment for any reason other than cause, (b) within one year after an optionee's termination of employment, if such employment is terminated by reason of the optionee's death or permanent disability or if the optionee dies or becomes permanently disabled within three months after the termination of the optionee's employment, and (c) within thirty days after the termination of an optionee's employment for cause. The termination of a non-employee Director's employment is deemed to occur on the termination of his status as a Director of the Company.

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

OPTION GRANTS, EXERCISES AND HOLDINGS


                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

     No stock options or stock appreciation rights (Scars) were granted to the Company's Chief Executive Officer named in the Summary Compensation Table during the fiscal year ended March 31, 1998.

     The following table provides certain summary information concerning the exercise of options during the 1998 fiscal year and unexercisable options held as of the end of the 1998 fiscal year by the Chief Executive Officer named in the Summary Compensation Table:


                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR END OPTION VALUES


                                                         VALUE
                                            NUMBER       OF UN-
                                            OF UN-       EXERCISED
                                            EXERCISED    IN-THE-
                   SHARES                   OPTIONS      MONEY
                   ACQUIRED                 HELD         OPTIONS
                   ON         VALUE         AT FISCAL    AT
NAME               EXERCISE   REALIZED      YEAR END     FY-END(2)
                      (#)        ($)           (#)
Joseph Mazin           -      $     -       90,000(1)    $45,000


(1)  As of March 31, 1998, all 90,000 options were exercisable.

(2) Such value is based upon the market value of the Company's Common Stock as of March 31, 1998, less the exercise price payable per share under such options.



DIRECTOR COMPENSATION

     No director receives cash compensation from the Company for services provided as a director. Non-employee directors may be granted non-qualified stock options as provided for under the Company's 1985 Employee Stock Option Plan ("1985 Plan"). During the fiscal year ended March 31, 1998, no new options were granted to non-employee directors of the Company.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

     The following table sets forth, as of May 31, 1998, certain information with respect to all shareholders known by the Company to be beneficial owners of more than 5% of its outstanding common stock, all directors, and all officers and directors of the Company as a group:


NAME AND ADDRESS OF                NUMBER OF           PERCENT OF
BENEFICIAL OWNER                   SHARES (1)          INTEREST(2)
-------------------                ----------          -----------

Flamemaster Corporation            613,497                19.4
11120 Sherman Way
Sun Valley, CA 91252

Leland P. Polak and                292,000                 9.2
Mark E. Polak
11494 Burbank Blvd.
North Hollywood, CA 91601

William R. Woodward                213,349                 6.7
Successor & Special Trustee
Richard M. Drysdale Trust
116 26th Street
Santa Monica, CA 90402

Joseph Mazin                       910,197 (3)(4)(5)      25.9
110 West Easy Street                       (6)(7)
Simi Valley, CA 93065

Ronald M. Chodorow                 18,000                 (9)
23801 Calabasas Road, Suite 2035
Calabasas, CA 91302

Tracie Savage                      10,100 (8)             (9)
3000 W. Alameda Avenue
Burbank, CA 91523


All officers and directors        947,197 (3)(4)(5)       26.5
  as a group (5 persons)                  (6)(7)(8)
                                          (10)

------------------


(1) All shares are owned directly by the owner named in the table except as otherwise indicated in a footnote below.

(2) Percentages are based on the number of shares of Common Stock outstanding on May 31, 1998. There were 3,163,606 shares of Common Stock outstanding on May 31, 1998.

(3) Includes 613,497 shares owned by Flamemaster Corporation for which Mr. Mazin has voting power as President, Chairman and CEO of Flamemaster Corporation.

(4) Includes 37,700 shares owned by the Flamemaster Employees' Profit Sharing Plan for which Mr. Mazin is the fiduciary.

(5) Includes 23,000 shares owned by Altius Investment Corporation for which Mr. Mazin has voting power as Chairman of the Board of Altius Investment Corporation.

(6) Includes 25,000 shares which are covered by a stock option which was granted June 28, 1993, and which is exercisable at any time on or before June 28, 2003. Percentage of interest excludes these shares.

(7) Includes 65,000 shares which are covered by a stock option which was granted November 24, 1993, and which is exercisable at any time on or before November 24, 2003. Percentage of interest excludes these shares.

(8) Includes 10,000 shares which are covered by a stock option which was granted July 20, 1995, and which is exercisable at any time on or before July 20, 2005. Percentage of interest excludes these shares.

(9)  Represents less than one percent.

(10) Includes an aggregate of 7,500 shares which were not actually outstanding as of May 31, 1998, but which are covered by options held by Officers of the Company which, to the extent of such number of shares, are exercisable within sixty days of such date and assumes exercise of such options as to all of such number of shares. Percentage of interest excludes these options.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Mazin, President and Chief Executive Officer of the Registrant, is also President and Chief Executive Officer of Flamemaster Corporation, a publicly traded specialty chemicals manufacturer. Flamemaster Corporation has acted, in the normal course of its business, as a manufacturer of certain products for the Company. For the fiscal year, sales of products to the Company approximated $9,912.

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

          (b)  REPORTS ON FORM 8-K

                    No reports on Form 8-K were filed by the
               Company during the last quarter of the fiscal year ended March 31, 1998.

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

          (b)  REPORTS ON FORM 8-K

                    No reports on Form 8-K were filed by the
               Company during the last quarter of the fiscal year ended March 31, 1998.

                               PERFECTDATA CORPORATION

                                    SEC FORM 10-K

                               ITEMS 8, 14(a) AND 14(d)

                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


FINANCIAL STATEMENTS

Independent Auditors' Report - March 31, 1998

Balance Sheets - March 31, 1998 and 1997

Statements of Earnings -
   Years Ended March 31, 1998, 1997 and 1996

Statements of Shareholders' Equity -
   Years Ended March 31, 1998, 1997 and 1996

Statements of Cash Flows -
   Years Ended March 31, 1998, 1997 and 1996

Notes to Financial Statements


SCHEDULES

Valuation and Qualifying Accounts                 Schedule VIII




     All other schedules are omitted as the required information is not applicable or the information is presented in the Financial Statements or Notes thereto.

                                    [LETTERHEAD]


June 18, 1998

Board of Directors and Shareholders
PERFECTDATA CORPORATION
Simi Valley, California

We have audited the balance sheets of Perfectdata Corporation as of March 31, 1998 and 1997, and the related statements of earnings, shareholders' equity and cash flows for the years ended March 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of PerfectData Corporation, as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended March 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.




    BECKMAN KIRKLAND & WHITNEY

                               PERFECTDATA CORPORATION
                                    Balance Sheets
                   (Dollars in thousands, except number of shares)

                                                                                     MARCH 31,
                                                                           -------------------------
                                                                              1998           1997
                                                                           ----------     ----------
ASSETS
Current assets:
  Cash and cash equivalents, including
     short-term certificates of deposit of
     $365 in 1998 and $160 in 1997 (Note 2)                                $    1,328     $      891
  Accounts receivable, less allowance for
     doubtful receivables of $12 and $9 in 1998
     and 1997, respectively (Note 2)                                              289            707
  Inventories (Note 4)                                                            571          1,183
  Prepaid expenses and other current assets                                        87             77
  Marketable securities, short-term (Note 3)                                      448            399
  Current assets of discontinued operations (Note 15)                               -            115
  Deposit on litigation award (Note 12)                                             -            305
  Deferred income tax benefit (Note 8)                                             58             61
                                                                           ----------     ----------

     Total current assets                                                       2,781          3,738

Property, plant and equipment, net (Note 5)                                       118            155
Deferred income tax benefit (Note 8)                                              123            369
Investment in affiliate (Note 6)                                                    -              5
Other assets, net                                                                  31             31
                                                                           ----------     ----------

                                                                           $    3,053     $    4,298
                                                                           ----------     ----------
                                                                           ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $      111     $      324
                                                                           ----------     ----------
  Accrued expenses                                                                 94            153
  Accrued salaries, wages and vacation                                             54             56
  Current liabilities of discontinued operations (Note 14)                          -            265
                                                                           ----------     ----------
     Total current liabilities                                                    259            798
                                                                           ----------     ----------

Commitments and contingencies (Note 12)

Shareholders' equity (Notes 9 and 10):
  Preferred stock.  Authorized 2,000,000
     shares; none issued
  Common stock, no par value.  Authorized
     10,000,000 shares; issued and outstanding
      3,164,000 and 3,094,000 shares in 1998
      and 1997, respectively                                                    8,117          8,051
  Accumulated deficit                                                          (5,345)        (4,546)
  Allowance for loss on marketable securities                                      22             (5)
                                                                           ----------     ----------

     Net shareholders' equity                                                   2,794          3,500
                                                                           ----------     ----------


                                                                           $   3,053      $   4,298
                                                                           ----------     ----------
                                                                           ----------     ----------


                   See accompanying notes to financial statements.

                               PERFECTDATA CORPORATION
                               Statements of Operations
                 (Dollars in thousands, except per share information)

                                                                           MARCH 31,
                                                            ----------------------------------------
                                                                1998           1997          1996
                                                            ----------      ---------      ---------
Net sales                                                   $    3,299      $   5,761      $   6,054
                                                            ----------      ---------      ---------
Costs and expenses
     Cost of goods sold                                          2,205          3,787          3,966
     Selling, general and
       administrative expenses                                   1,535          2,030          2,032
                                                            ----------      ---------      ---------

         Total cost and expenses                                 3,740          5,817          5,998
                                                            ----------      ---------      ---------

Income from operations                                            (441)           (56)            56
                                                            ----------      ---------      ---------

Other income and (expense)
     Equity in earnings of affiliate                                 -            (15)             -
     Interest income, net                                           33             28             40
     Other, net                                                     41             68             48
                                                            ----------      ---------      ---------

         Total other income and (expense)                           74             81             88
                                                            ----------      ---------      ---------
Income from continuing
     operations before income taxes                               (367)            25            144
Income tax benefit (or provision) (Note 8)                        (250)          (290)           (20)
                                                            ----------      ---------      ---------
Income from continuing operations                                 (617)          (265)           124

Income from discontinued operations (Note 14)                        -              -              -

Loss on disposal of discontinued operations                       (182)           (69)          (101)
                                                            ----------      ---------      ---------

Net income (loss)                                           $     (799)     $    (334)     $      23
                                                            ----------      ---------      ---------
                                                            ----------      ---------      ---------

Net income (loss) per common share:
   Basic:
     Income (loss) from continuing operations               $     (.20)     $    (.09)     $     .04
     Loss on disposal of discontinued operations                  (.06)          (.02)          (.03)
                                                            ----------      ---------      ---------

                                                            $     (.26)     $    (.11)     $     .01
                                                            ----------      ---------      ---------
                                                            ----------      ---------      ---------

                   See accompanying notes to financial statements.

                               PERFECTDATA CORPORATION
                               Statements of Cash Flows
                                (Dollars in thousands)


                                                                                                      MARCH 31,
                                                                                -------------------------------------------------
                                                                                     1998               1997               1996
                                                                                ------------         ----------         ---------
 Cash flows from operating activities:
   Net income (loss)                                                            $    (799)           $   (334)          $     24
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
      (Income) loss from discontinued operations                                        -                   -                  -
      (Gain) loss on disposal of discontinued operations                              181                 111                101
      Depreciation and amortization                                                    39                  95                126
      Provision for doubtful receivables                                                3                  (2)               (19)
      Unrealized (gain) loss on marketable securities                                   -                  17                 (8)
     Deferred income tax (benefit) provision                                          250                 290                 20
      Decrease (increase) in litigation deposit                                       305                   -               (305)
      (Increase) decrease in accounts receivable                                      416                 198                162
      (Increase) decrease in inventories                                              612                  62                 10
      (Increase) decrease in prepaid expenses and
      other current assets                                                            (10)                  8                 29
      (Increase) decrease in other assets                                              -                  (13)                12
      Increase (decrease) in accounts payable                                        (213)                (49)               (85)
      Increase (decrease) in acrued expenses                                          (59)                (39)               (69)
      Decrease in accrued salaries, wages and vacation                                 (3)                (13)                (2)
                                                                                 --------            --------            -------
 Net cash provided (used) by operating activities                                     722                 331                 (4)
                                                                                 --------            --------            -------
 Cash flows from investing activities:

      Purchases of property, plant and equipment                                       (2)                 (2)               (24)
     Decrease (increase) in investment in affiliated company                            5                 (17)               (22)
      (Increase) decrease in investment securities, net                               (22)                (76)               (83)
                                                                                 --------            --------            -------
 Net cash used in investing activities                                                (19)                (61)              (129)
                                                                                 --------            --------            -------
 Cash flows from financing activities
      Exercise of stock options                                                        66                  29                  -
      Repurchase of common stock                                                        -                  (4)              (112)
                                                                                 --------            --------            -------
 Net cash provided (used) by financing activities                                      66                 (25)              (112)
                                                                                 --------            --------            -------

 Net cash provided (used) by continuing operations                                    769                (295)              (245)
 Cash provided (used) by discontinued operations                                     (332)                (76)               (12)
                                                                                 --------            --------            -------
 Increase (decrease) in cash and cash equivalents                                     437                (219)              (257)
 Cash and cash equivalents at beginning of year                                       891                 672                929
                                                                                 --------            --------            -------

 Cash and cash equivalents at end of year                                        $  1,328            $    891            $   672
                                                                                 --------            --------            -------
                                                                                 --------            --------            -------
 Supplemental disclosure of cash flow information -
 cash paid during the year for income tax                                        $      -            $      -            $     -
                                                                                 --------            --------            -------
                                                                                 --------            --------            -------


                     See accompanying notes to financial statements.

                               PERFECTDATA CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                      Years ended March 31, 1998, 1997, and 1996




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

                               PERFECTDATA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      Years ended March 31, 1998, 1997, and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):


POST-RETIREMENT BENEFITS

The Financial Accounting Standards Board has issued Statement 106, "Employer's Accounting for Post-Retirement Benefits other than Pensions," a pronouncement on accounting for post-retirement health care which is effective for fiscal years beginning after December 31, 1992. The Company has never offered post-retirement benefits to employees.

EARNINGS PER COMMON SHARE

Basic earnings per common share is based on the weighted average number of shares outstanding during each of the respective periods. Diluted earnings per share is not presented, as the effect is antidilutive. The weighted average number of shares outstanding during fiscal 1998 was 3,123,171.

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

As of March 31, 1998 the Company had approximately $693,000 of cash and cash equivalents in one bank which exposes the Company to concentration of credit risk. The cash deposited at this bank is federally insured up to $100,000.

The Company sells its principal products to a number of customers in the retail industry. As of March 31, 1998, approximately 11% and 38% of recorded trade receivables were from one mass discount merchant and one foreign distributor, respectively. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial conditions but does not generally require collateral. New customers requiring large credit accounts are required to provide letters of credit.

NOTE 3 - MARKETABLE SECURITIES:

Marketable securities classified as current assets at March 31, 1998, include the following (dollars in thousands):

                                                  Fair Value         Cost
                                                 ------------    ------------
   U.S. Treasury obligations                     $         58    $         57
   Other government obligations                            27              27
   Marketable equity securities                           363             342
                                                 ------------    ------------
                                                 $        448    $        426
                                                 ------------    ------------
                                                 ------------    ------------

                               PERFECTDATA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      Years ended March 31, 1998, 1997, and 1996


NOTE 3 - MARKETABLE SECURITIES (CONTINUED):

The contractual maturities of debt securities available for sale at March 31, 1998, follows:

                                                        Fair Value      Cost
                                                        ----------   ----------
   Due after one year through five years                $     58     $     57
   Due after ten years                                        27           27
                                                        --------     --------
                                                        $     85     $     84
                                                        --------     --------
                                                        --------     --------

Net unrealized holding gains (losses) at March 31, 1998 and 1997, were approximately $22,100 and $(4,600), respectively. During the year ended March 31, 1998, realized gains and losses from the sale of securities were $10,899 and $32,352, respectively.

NOTE 4 - INVENTORIES:

Inventories, consisting of materials, labor and other costs, are stated at the lower of cost (determined by the first-in, first-out method) or market and are summarized as follows (dollars in thousands):

                                                          March 31,
                                                  -------------------------
                                                     1998            1997
                                                  ----------     ----------
   Raw materials                                  $     238      $     384
   Work in process                                       68            132
   Finished products                                    265            667
                                                  ---------      ---------
                                                  $     571      $   1,183
                                                  ---------      ---------
                                                  ---------      ---------


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of (dollars in thousands):


                                                           March 31,
                                                   ------------------------
                                                      1998           1997
                                                   ----------     ----------
   Machinery and equipment                         $     467      $     479
   Furniture and fixtures                                149            151
   Tooling                                               444            711
   Leasehold improvements                                155            155
                                                   ---------      ---------
                                                       1,215          1,496

     Less accumulated depreciation                    (1,097)        (1,341)
                                                   ---------      ---------

                                                  $      118     $      155
                                                   ---------      ---------
                                                   ---------      ---------

Depreciation expenses for the years ended March 31, 1998, 1997 and 1996 were $39,000, $ 95,000 and $125,000, respectively.

                               PERFECTDATA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      Years ended March 31, 1998, 1997, and 1996


NOTE 6 - INVESTMENT IN AFFILIATE:

The Company owned 15% and 58% of Starnet Universe Internet, Inc., at March 31, 1998 and 1997, respectively. Prior to March 31, 1997, this investment had been consolidated with the Company. Subsequent to March 31, 1997, the Company's Board of Directors resolved to dispose of substantially all of the Company's investment in Starnet. As such, this investment was deemed to be temporary and was not consolidated for fiscal 1997. Additionally, fiscal 1996 was restated to conform with the presentation of 1997.

Prior to fiscal 1998, the Company recognized a loss from Starnet of $14,742 in 1997 and income of $183 in 1996. During fiscal 1998, the Company reduced its ownership interest in Starnet to 15%. The Company reclassified the investment as marketable securities available for sale, accounted for under the Cost Method. The Company's cost basis in this investment was $5,399 at March 31, 1998.


NOTE 7 - NOTE PAYABLE:

During fiscal 1996, 1997 and up until August 31, 1997, the Company had a $1,000,000 line of credit agreement with a bank. This line of credit was secured by accounts receivable, inventory, equipment and general intangibles. The agreement subjected the Company to certain covenants related to liquidity, capital expenditures and commitments, net worth and the reacquisition of stock. Interest on outstanding borrowings was payable monthly at prime plus 1.25%. The agreement expired August 31, 1997 and was not renewed. No borrowings were outstanding at March 31, 1998 or 1997.


NOTE 8 - INCOME TAXES:

The components of the income tax (benefit) provision attributable to continuing operations were (dollars in thousands):




                                                                        March 31,
                                                      ----------------------------------------
                                                         1998           1997           1996
                                                      ----------     ----------     ----------
   Current:
     Federal                                          $       -      $       -      $       -
     State                                                    1              1              1
                                                      ---------      ---------      ---------

                                                              1              1              1
   Deferred:
     Net increase (decrease) in deferred tax asset            4            (43)           (20)
     (Increase) decrease in benefit of NOL
       carryforwards                                       (132)            96            135
     Increase (decrease) in valuation allowance             377           (236)          (136)
                                                      ---------      ---------      ---------

                                                      $     250      $     290      $      20
                                                      ---------      ---------      ---------
                                                      ---------      ---------      ---------

                               PERFECTDATA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      Years ended March 31, 1998, 1997, and 1996


NOTE 8 - INCOME TAXES (CONTINUED):

At March 31, 1998, the Company had net operating loss (NOL) carryforwards of approximately $2,948,673 for federal income tax purposes expiring in varying amounts through 2013. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2001 if not utilized. Additionally, the Company has general business tax credit carryforwards of $174,109 which will begin to expire in 1998.

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

SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Management has determined that future taxable income of the Company will more likely than not be insufficient to realize the recorded deferred tax asset of $1,054,552, and has recoreded a valuation allowance of $1,054,552.

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

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.



                                                                        March 31,
                                                          ------------------------------------
                                                            1998          1997         1996
                                                          --------      --------     --------
     Federal statutory rate                                  34.0%          34.0%        34.0%
     Increases (reductions) in taxes due to:
       State income taxes (net of federal benefit)             .3%           4.0%         6.1%
       Valuation allowance adjustment                      (103.0%)      1,122.0%       (24.1%)
       Other, net                                             0.6%             -%         2.2%
                                                          --------      --------     --------

                                                           ( 68.1%)      1,160.0%        13.8%
                                                          --------      --------     --------
                                                          --------      --------     --------


NOTE 9 - SHAREHOLDERS' EQUITY:

The articles of incorporation authorize a class of preferred stock issuable in classes and series with such designations, voting rights, redemption provisions, dividend rates, liquidation and conversion rights and other preferences and limitations as may be determined by the Board of Directors. No preferred stock was outstanding at March 31, 1998 or 1997.

During the year ended March 31, 1998, the Company reacquired approximately 94 shares of its common stock.

                               PERFECTDATA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      Years ended March 31, 1998, 1997, and 1996

NOTE 10 - STOCK OPTION AND BONUS PLANS:

During November 1985, the Company adopted the 1985 stock option plan to grant incentive and nonqualified stock options to officers and key employees of the Company for the purchase of up to 500,000 shares of the Company's common stock. During fiscal year 1997, the board of directors voted to extend the term of the plan by 12 months thereby making the expiration date December 31, 1996. Under the plan, options were granted at prices equal to or greater than fair market value at date of grant. The shares, subject to various limitations, are exercisable over terms not to exceed ten years. During the year ended March 31, 1998, no options were granted. A total of 286,250 options were exercised as of March 31, 1998, 70,000 of which were exercised during the current year.

Activity under the plan is summarized as follows:


                                                               OPTION PRICE
                                                   NUMBER OF     PER SHARE
                                                    SHARES       (AVERAGE)      AGGREGATE
                                                 -----------    -----------    -----------
     Options outstanding at March 31, 1995           202,500           .947        191,825

     Options granted                                  20,000         1.1875         23,750

     Options exercised                                     -              -              -

     Options canceled or expired                     (10,000)          .938         (9,380)
                                                 -----------    -----------    -----------

     Options outstanding at March 31, 1996           212,500           .970        206,195

     Options granted                                  14,500         2.0625         29,906

     Options exercised                               (27,500)        1.0625        (29,219)

     Options cancelled or expired                          -              -              -
                                                 -----------    -----------    -----------

     Options outstanding at March 31, 1997           199,500         1.0370        206,882

     Options granted                                       -              -              -

     Options exercised                               (70,000)         .9375        (65,625)

     Options cancelled or expired                    (11,500)        1.3102        (15,068)
                                                 -----------    -----------    -----------

     Options outstanding at March 31, 1998           118,000         1.0694        126,189
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

                               PERFECTDATA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      Years ended March 31, 1998, 1997, and 1996


NOTE 11 - MAJOR CUSTOMER AND EXPORT SALES:


During the year ended March 31, 1998 one customer accounted for more than 10% of sales. This customer, a large consumer discount house, accounted for 23% and 41% of sales for fiscals 1998 and 1997, respectively.

In June of 1997, the Company learned that this customer would not renew its purchase agreement for the next year and orders from the customer ceased in August, 1997. The loss of this customer has had a significant adverse effect on the Company's revenues. For fiscals 1998, 1997 and 1996, sales to this customer were approximately $759,000, $2,403,000 and $2,241,000, respectively.

In addition, the Company had export sales to unaffiliated customers as follows (dollars in thousands):

                                            Year Ended March 31,
                                  --------------------------------------
                                     1998          1997          1996
                                  ----------    ----------    ----------
   Europe                         $      242    $      209    $      331
   Canada                                199           326           407
   Australia                              20            32            36
   Africa                                 30            36            15
   Far East                               19            26            19
   Other geographic areas                 16            20             1
                                  ----------    ----------    ----------

                                  $      526     $     649    $      809
                                  ----------    ----------    ----------
                                  ----------    ----------    ----------

Operations by geographic area are summarized as follow (dollars in thousands):

                                            Year Ended March 31,
                                  --------------------------------------
                                     1998          1997          1996
                                  ----------    ----------    ----------
   Net Sales:
   Domestic customers             $    2,773    $    5,112    $    5,245
   International                         526           649           809
                                  ----------    ----------    ----------

   Total                          $    3,299    $    5,761    $    6,054
                                  ----------    ----------    ----------
                                  ----------    ----------    ----------

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

The Company leases facilities under noncancelable operating leases that expire through 2003. Rental expense was $117,000, $117,000, and $124,000 for the years ended March 31, 1998, 1997, and 1996, respectively.

Minimum annual rental commitments under operating leases are summarized as follows (in thousands)

                              1999                   $   135
                              2000                       144
                              2001                       146
                              2002                       156
                              2003                       158
                              Thereafter                  26
                                                     -------

                                                     $   765
                                                     -------
                                                     -------

                               PERFECTDATA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      Years ended March 31, 1998, 1997, and 1996

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED):


A lawsuit was filed against PerfectData in the Superior Court of Orange County, California on May 11, 1995. The lawsuit involves product liability resulting in a loss of life. On June 4, 1996, judgement was found in favor of the Company with no liability. The plaintiff has appealed this ruling and the court has ordered a settlement conference scheduled for June 25, 1998 before a retired Distict Court of Appeal Justice. PerfectData has little, if any, exposure in this matter as they are covered by a general liability policy issued by CNA Insurance with liability limits of $6,000,000. All court costs are being borne by CNA Insurance.

As the result of a different lawsuit, in November 1995, a former employee won an award against the Company for $203,403. The lawsuit related to the termination, in October 1993, of an employment contract entered into between the company and the individual during July 1993. This employment contract was entered into in conjunction with the purchase, by the Company, of a computer cable business from the individual. The award was comprised of damages of $136,525 and attorneys' fees and other costs of $66,878. These legal expenses were expensed as part of discontinued operations.

In January 1996, the Company filed a notice of appeal and on March 31, 1997 the appeals court issued its opinion affirming the judgement against the Company. This judgement became final on April 30, 1997. At the time of its appeal, the Company posted a Certificate of Deposit in the amount of $305,000 to cover any amount it would have to pay. This amount appears in the Company's balance sheet as of March 31, 1997 as a deposit on litigation award.

In December 1995 the Company filed a complaint against the same former employee and his company alleging that they copied PerfectData's trademark and trade dress in an attempt to distribute or otherwise sell their product, "Perfect Cleaner". The product would compete directly with the Company's line of products known as PerfectDuster, PerfectDuster Plus and PerfectDuster II Plus. On December 21, 1995, the Court granted the Company's motions for a restraining order and preliminary injunction which enjoined the defendants from the manufacture and distribution of the product in question.

The parties reached a global settlement of both actions. Under terms of the settlement, the Company paid the former employee the sum of $185,000 in exchange for its right to seek further appeal. Defendants in the trademark infringement action agreed to assign and transfer any and all right, title and interest in the trademark, trade name, and trade dress of their canned air product "Perfect Cleaner" and any and all goodwill of the Perfect Cleaner business to the Company. The former employee and his company further agreed not to sell a canned air product in the United States or Canada for three years.

Unresolved was the amount of attorneys' fees owed to the former employee's counsel in his case against the Company. It was the contention of his counsel that they were entitled to an award of attorneys' fees for services rendered during the Company's appeal of the original judgement against the Company. The parties agreed to have this issue decided by a judge. In fiscal 1997, the Company accrued an additional $62,000 of loss to cover these actions, bringing the total to $265,000 since the first suit was filed. This amount was comprised of the $185,000 to be paid to the former employee and $80,000 to cover the Company's and the former employee's legal costs. This additional $62,000 was charged to discontinued operations for the year ended March 31, 1997. On July 21, 1997, a hearing was held in the Superior Court of Ventura County, California. On October 17, 1997, the judge ruled in favor of the former employee and awarded post-judgement attorney's fees in the amount of $96,268. During November 1997, the parties settled the post-judgement attorney's fees for the sum of $82,500 which the Company paid the former employee and his attorneys in December, 1997. As a result of these actions, including final settlement of the case, the Company recorded a charge to discontinued operations of $66,000 during fiscal 1998.

                               PERFECTDATA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      Years ended March 31, 1998, 1997, and 1996

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED):


In an unrelated case, the past CFO of Permabyte Magnetics, Inc. (PMI) has brought an action for unpaid wages and fraudulent conveyence against PMI, the Company, the Company's chairman and a director of the Company. The former CFO claims that PMI owes her approximately $30,000 for unpaid vacation which had accrued prior to her termination. She also alleges that the defendants, including the Company, improperly diverted PMI assets to the Company.

During a demurrer to the First Amended Complaint, the former CFO failed to properly seek leave of court to file a second amended complaint. Consequently, the court dismissed the entire action. In August 1996, the former CFO filed a notice of appeal with the 4th Appellate District Court of Appeal in San Diego, California. On June 11,1998, in the San Diego Court of Appeal, 4th Appellate District, oral arguments were heard. As of June 18, 1998, the Appellate Court had not yet rendered a decision.

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


NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED):

Quarterly financial data from continuing operations for the eight quarters ended March 31, 1997 is summarized as follows (dollars in thousands, except per share amounts):

                               June 30,     September 30,  December 31,    March 31,
                                 1997           1997          1997           1998
                             -----------    -----------    -----------    -----------
Net sales                    $     1,452    $      740     $       525    $       582
Gross profit                         482           270             216            126
Net earnings                          11          (104)           (116)          (408)
Earnings per share                     -          (.03)           (.04)          (.13)
Weighted average
  shares outstanding         $     3,094    $    3,094     $     3,143    $     3,164
                             -----------    ----------     -----------    -----------
                             -----------    ----------     -----------    -----------

                               June 30,     September 30,  December 31,    March 31,
                                1996            1996           1996           1997
                             -----------    -----------    -----------    -----------
Net sales                    $     1,430    $     1,471    $     1,382    $     1,478
Gross profit                         516            461            449            548
Net earnings                          20              4             (3)          (286)
Earnings per share                   .01              -              -           (.10)
Weighted average
  shares outstanding         $     3,074  $       3,094    $     3,143    $     3,164
                             -----------    -----------    -----------    -----------
                             -----------    -----------    -----------    -----------

                               PERFECTDATA CORPORATION
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      Years ended March 31, 1998, 1997, and 1996


NOTE 14 - DISCONTINUED OPERATION:

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

Revenues for the discontinued telecommunications product line were approximately $0, $0, and $1,000 for the years ending March 31, 1998, 1997 and 1996, respectively. The assets and liabilities of the discontinued operations have been reclassified on the balance sheet from their historic classification to separately identify them as net assets or liabilities of discontinued operations and consist of the following:

                                                    March 31,
                                             -----------------------
                                               1998            1997
                                             --------       --------
CURRENT:
   Accounts receivable                       $      -       $      -
   Deferred tax assets - current                    -            115
   Accrued expenses                                 -           (265)
                                             --------       --------

                                             $      -       $   (150)
                                             --------       --------
                                             --------       --------

As discussed in Note 12, during fiscal 1996, the Company lost a lawsuit to a former employee who was employed in connection with the discontinued cable operations. As a result of this unanticipated court decision, the Company recorded a loss of approximately $186,000, offset by a deferred tax asset of $88,000 to discontinued operations for fiscal 1996. For fiscal year 1997, the Company has recorded an additional $62,000 of possible loss which has been offset by an increased deferred tax asset of $27,000. This litigation award was paid during fiscal 1998, thus eliminating the last remaining liabilities associated with the Company's discontinued operations. Due to the unlikelihood that the Company will realize the benefit of any deferred tax assets related to its net operating loss carryforwards, the Company reserved the remaining $115,000 of deferred tax assets related to its discontinued operations during fiscal 1998.

                               PERFECTDATA CORPORATION
                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                      YEARS ENDED MARCH 31, 1998, 1997 AND 1996



                                                                                      ADDITIONS
                                                                                    -------------
                                                                          CHARGED
                                              BALANCE      CHARGED TO     TO OTHER                        BALANCE
                                              BEGINNING    COSTS AND      ACCOUNTS     DEDUCTIONS        AT END OF
                                               PERIOD       EXPENSES      DESCRIBE       DESCRIBE          PERIOD
                                              ---------    ---------      ---------     ---------       ---------
Year ended March 31, 1998
  Deducted from asset accounts:
   Allowance for doubtful accounts            $   9,000    $   3,000      $       -     $       -       $   12,000
   Allowance for inventory reserves              40,000       80,000              -             -          120,000
   Allowance for net unrealized (gains)
    losses on marketable equity
    securities-current                            5,000            -              -       (27,000)        (22,000)
                                              ---------    ---------      ---------     ---------       ---------

   TOTAL                                      $  54,000    $  83,000      $       -     $ (27,000)      $ 110,000
                                              ---------    ---------      ---------     ---------       ---------
                                              ---------    ---------      ---------     ---------       ---------


Year ended March 31, 1997
  Deducted from asset accounts:
   Allowance for doubtful accounts            $  11,000    $       -      $       -     $   2,000       $   9,000
   Allowance for inventory reserves             155,000            -              -       115,000          40,000
   Allowance for net unrealized
    losses on marketable equity
    securities-current                           22,000            -              -        17,000           5,000
                                              ---------    ---------      ---------     ---------       ---------

   TOTAL                                      $ 188,000    $       -      $       -     $ 134,000       $  54,000
                                              ---------    ---------      ---------     ---------       ---------
                                              ---------    ---------      ---------     ---------       ---------

Year ended March 31, 1996
  Deducted from asset accounts:
   Allowance for doubtful accounts            $  30,000    $   4,000      $       -     $  23,000       $  11,000
   Allowance for inventory reserves             135,000       20,000              -             -         155,000
   Allowance for net realized
    losses on marketable equity
    securities-current                           14,000            -          8,000             -          22,000
                                              ---------    ---------      ---------     ---------       ---------

   TOTAL                                      $ 179,000    $  24,000      $   8,000     $  23,000       $ 188,000
                                              ---------    ---------      ---------     ---------       ---------
                                              ---------    ---------      ---------     ---------       ---------



                   See accompanying notes to financial statements.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PERFECTDATA CORPORATION




                                        By:Joseph Mazin
                                           ----------------------------
                                           Joseph Mazin, President

Date:  June 23, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 23, 1998.

     SIGNATURE                          TITLE


Joseph Mazin                       President, Chief Executive
-------------------------          Officer, Director and Chairman
Joseph Mazin                       of the Board (Principal
                                   Executive Officer)

Irene J. Marino                    V.P. Finance, Chief Financial
-------------------------          Officer and Corporate
Irene J. Marino                    Secretary (Principal Financial
                                   and Accounting Officer)

Tracie Savage                      Director
-------------------------
Tracie Savage

Ronald M. Chodorow                 Director
-------------------------
Ronald M. Chodorow

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

          10.4                Stock Option Agreement with
                              Wood River Capital Corporation
                              dated November 3, 1980(1)

          10.7                1985 Employee Stock Option
                              Plan(2)

          10.8                Form of Incentive Stock Option
                              Agreement(2)

          10.9                Form of Non-Qualified Stock
                              Option Agreement(2)

          10.12               Employee Stock Option Plan(1)

          10.13               Amendment No. 1 to Employee
                              Stock Option Plan(1)

          10.14               Form of Non-Qualified Stock
                              Option Agreement with
                              Repurchase Provisions(1)

          10.15               Form of Amendment No. 1 to
                              Non-Qualified Stock Option
                              Agreement with Repurchase
                              Provisions(1)

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

          10.64 Loan and Security Agreement with respect to renewal of line of credit in the amount of $1 million with Manufacturers Bank(12)

          10.65 Loan and Security Agreement with respect to renewal of line of credit in the amount of $1 million with Manufacturers Bank(13)

          10.66 Loan and Security Agreement with respect to renewal of line of credit in the amount of $1 million with Manufacturers Bank(14)

-----------------------

 (1) Incorporated by reference to the same numbered exhibit to Registration Statement on Form S-1, as amended (File No. 2-83836), filed May 18, 1983 and declared effective July 12, 1983.

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

(14) Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1997.