Form 10-K/A
period 1998-03-31
PERFECTDATA CORP
filed 1998-06-30
CIK 719662

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                 -------------------

                                      FORM 10-K/A

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

                                   PERFECTDATA CORPORATION
                      Statements of Shareholders' Equity (Notes 8 and 9)
                                       (In thousands)


                                                                                Allow-
                                                                               ance for       Net
                                                                 Accumu-        gain /      share-
                                            Common Stock          lated       (loss) on     holders'
                                         Shares     Amount       deficit      mkt. sec.      equity
                                         -----------------      ---------     ---------     --------



BALANCE AT MARCH 31, 1995                 3,156    $  8,138     $  (4,235)    $     (14)    $   3,889

Stock repurchased and retired               (87)       (112)           -             -           (112)

Net unrealized gain/loss on
marketable securities                         -           -            -             (8)           (8)

Net earnings                                  -           -            23            -             23
                                       ---------   ---------    ---------     ---------     ---------


BALANCE AT MARCH 31, 1996                 3,069    $  8,026     $  (4,212)    $    (22)     $   3,792

Stock issued upon exercise
of stock options                             28          29            -             -             29

Stock repurchased and retired                (3)         (4)           -             -             (4)

Net unrealized gain/loss on
marketable securities                         -           -            -            17             17

Net loss                                      -           -          (334)           -           (334)
                                       ---------   ---------    ---------     ---------     ---------

BALANCE AT MARCH 31, 1997                 3,094    $   8,051    $  (4,546)    $     (5)     $   3,500

Stock issued upon exercise
of stock options                             70          66             -            -             66

Stock repurchased and retired                 -           -             -            -              -

Net unrealized gain/loss on
marketable securities                         -           -             -           27             27

Net loss                                      -           -          (799)           -           (799)
                                       ---------   ---------    ---------     ---------     ---------

BALANCE AT MARCH 31, 1998                 3,164    $   8,117    $  (5,345)    $      22     $   2,794
                                       ---------   ---------    ---------     ---------     ---------
                                       ---------   ---------    ---------     ---------     ---------


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