Form 10-Q
period 1998-06-30
PERFECTDATA CORP
filed 1998-08-11
CIK 719662

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1998           Commission File Number 0-12817


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

As of July 31, 1998, there were 3,163,606 shares of common stock outstanding.

                            PERFECTDATA CORPORATION



                                     INDEX


                                                                           Page
                                                                           ----
PART I.             FINANCIAL INFORMATION

                    Balance Sheets - June 30, 1998 and
                    March 31, 1998                                          2

                    Statements of Earnings - quarters
                    ended June 30, 1998 and 1997                            3

                    Statements of Shareholders' Equity -
                    three months ended June 30, 1998                        4

                    Statements of Cash Flows - three months
                    ended June 30, 1998 and 1997                            5

                    Notes to Financial Statements                         6 - 8

                    Management's discussion and analysis of
                    financial condition and results of
                    operations                                              9


PART II.            OTHER INFORMATION
                    Item 6.  Exhibits and Reports on Form 8-K              10


                            PERFECTDATA CORPORATION
                                 BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands, except number of shares)

                                                     June 30,         March 31
                                                       1998              1998
                                                     -------           -------
ASSETS

Current assets
  Cash and cash equivalents, including
    short-term certificates of deposit of
    $367 at June and $365 at March                   $ 1,165           $ 1,328
  Accounts receivable, less allowance
    for doubtful receivables of
    $4 at June and $12 at March                          267               289
  Inventories                                            568               571
  Prepaid expenses and other current assets               41                87
  Marketable securities, short-term                      527               448
  Deferred income tax benefit                            102                58
                                                     -------           -------
   Total current assets                                2,670             2,781

Property, plant and equipment, net                       109               118
Deferred Income Tax benefit                               83               123
Other assets, net                                         31                31
                                                     -------           -------
                                                     $ 2,893           $ 3,053
                                                     -------           -------
                                                     -------           -------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                   $    79           $   111
  Accrued expenses                                        93                94
  Accrued salaries, wages and vacation                    50                54
                                                     -------           -------
    Total current liabilities                            222               259
                                                     -------           -------

Shareholders' equity:
  Preferred stock.  Authorized 2,000,000
    shares; none issued                                    -                 -
  Common stock, no par value.  Authorized
    10,000,000 shares; issued and
    outstanding 3,163,606 shares at
    June and at March                                  8,117             8,117
  Accumulated deficit                                 (5,417)           (5,345)
Allowance for gain (loss) on
  marketable securities                                  (29)               22
                                                     -------           -------
Net shareholders' equity                               2,671             2,794
                                                     -------           -------
                                                     $ 2,893           $ 3,053
                                                     -------           -------
                                                     -------           -------

See accompanying notes to financial statements.





                           PerfectData Corporation
                            STATEMENTS OF EARNINGS
                                  (Unaudited)
-------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------
                                                     Three Months Ended
                                                         June 30,
                                                      1998        1997
-------------------------------------------------------------------------------
Net sales                                           $   452     $ 1,452
Costs and Expenses:
  Cost of sales                                         286         970
  Selling, general and administrative                   290         500
                                                    --------    --------
          Total costs and expenses                      576       1,470

Income (loss) from operations                          (124)        (18)
                                                    --------    --------
Other income and (expense):
  Interest income, net                                    7           8
  Other, net                                             41          20
                                                    --------    --------
          Total other income and (expense)               48          28
                                                    --------    --------
Income (loss) from continuing operations before
  income taxes                                          (76)         10
Income tax (provision) benefit                            4           1
                                                    --------    --------
Income (loss) from continuing operations                (72)         11
Gain (loss) on disposal of
 discontinued operations                                  -         (10)
                                                    --------    --------
Net income (loss)                                   $   (72)     $    1
                                                    --------    --------
                                                    --------    --------
Net income (loss) per common share:
Income from continuing operations                   $  (.02)     $     -
Gain (loss) on disposal of
 discontinued operations                                  -            -
                                                    --------    --------
                                                    $  (.02)     $     -
                                                    --------    --------
                                                    --------    --------
Weighted average shares outstanding                   3,164       3,094


See accompanying notes to financial statements.

                           PerfectData Corporation
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


--------------------------------------------------------------------------------
(In thousands)

   Period from March 31, 1998 through June 30, 1998
--------------------------------------------------------------------------------

                                                           Allowance    Net
                            Common  Stock                  for gain/    share-
                            --------------   Accumulated   (loss) on    holders'
                            Shares  Amount     deficit     mkt. sec.    equity
--------------------------------------------------------------------------------
Balance at
  March 31, 1998            3,164   $8,117      $(5,345)     $ 22       $2,794

Net unrealized gain/
    (loss) on marketable
    securities                  -        -            -       (51)         (51)

Net earnings (loss)             -        -          (72)        -          (72)
--------------------------------------------------------------------------------
Balance at
  June 30, 1998             3,164   $8,117      $(5,417)    $ (29)      $2,671
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

                            PERFECTDATA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)


                                                      Three Month Period Ended
                                                              June 30,
                                                      ------------------------
                                                         1998            1997
                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $   (72)         $    1
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   (Gain) loss on disposal of
     discontinued operations                                 -              10
   Depreciation and amortization                             9               9
   Deferred income tax (benefit) provision                  (4)             (1)
   Decrease in litigation deposit                            -             230
   (Increase) decrease in accounts
     receivable                                             22             (52)
   (Increase) decrease in inventories                        3             188
   (Increase) decrease in prepaid
     expenses and other current assets                      46              16
   (Increase) decrease in other assets                       -               -
   Increase (decrease) in accounts
     payable                                               (32)           (145)
   Increase (decrease) in accrued
     expenses                                               (1)            (45)
   Increase (decrease) in accrued
     salaries, wages and vacation                           (4)             (4)
                                                       -------          ------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                                     (33)            207
                                                       -------          ------
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant, and
  equipment                                            $     -          $   (2)
(Increase) decrease in investment
  securities, net                                         (130)            (95)
                                                       -------          ------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                                    (130)            (97)
                                                       -------          ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options                                    -               -
Repurchase of common stock                                   -               -
                                                       -------          ------
NET CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES                                      -               -
                                                       -------          ------
NET CASH PROVIDED (USED) BY
  CONTINUING OPERATIONS                                   (163)            110

CASH PROVIDED (USED) IN
  DISCONTINUED OPERATIONS                                    -            (241)
                                                       -------          ------
Increase (decrease) in cash and
  cash equivalents                                        (163)           (131)
Cash and cash equivalents at
  beginning of period                                    1,328             891
                                                       -------          ------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                        $ 1,165          $  760
                                                       -------          ------
                                                       -------          ------

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

2. In the opinion of the Company, the unaudited financial statements contained in this report have been prepared on a basis consistent with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. All adjustments included in the financial statements are of a normal recurring nature and are necessary to present fairly the Company's financial position as of June 30, 1998 and the results of its operations and cash flows for the three months ended June 30, 1998 and 1997.

3. Marketable securities classified as current assets at June 30, 1998, include the following (dollars in thousands):


                                       Fair Value           Cost
                                       ----------           ----
     U.S. Treasury Obligations          $  59               $  59
     Other Government Obligations          27                  27
     Marketable equity securities         441                 470
                                        -----               -----
                                        $ 527               $ 556
                                        -----               -----
                                        -----               -----

4. Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at June 30, 1998 and March 31, 1998 consist of the following:

          (In thousands)
                                 June 30, 1998       March 31, 1998
                                 -------------       --------------
          Raw materials            $  237              $  238
          Work in process              67                  68
          Finished products           264                 265
                                   ------              ------
                                   $  568              $  571
                                   ------              ------
                                   ------              ------

5.   Property, plant and equipment consist of (dollars in thousands):


                                       June 30, 1998     March 31, 1998
                                       -------------     --------------
          Machinery and equipment       $   467               $   467
          Furniture and fixtures            149                   149
          Tooling                           444                   444
          Leasehold improvements            155                   155
                                        -------               -------
                                          1,215                 1,215
             Less accumulated
               depreciation              (1,106)               (1,097)
                                        -------               -------
                                        $   109               $   118
                                        -------               -------
                                        -------               -------


6. The components of the income tax (benefit) provision were (dollars in thousands):


                                                   June 30, 1998
                                                   -------------
     Current:
        Federal                                         $   -
        State                                               1
                                                        -----
                                                            1

     Deferred:
        Net (increase) decrease in
          deferred tax asset                               (5)
        (Increase) decrease in benefit of
          NOL carryforwards                               (53)
        Increase (decrease) in valuation allowance         53
                                                        -----
                                                        $  (4)
                                                        -----
                                                        -----


     At June 30, 1998, the Company had net operating loss (NOL) carryforwards of approximately $3,072,000 for federal income tax purposes expiring in varying amounts through 2012. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2001 if not utilized. Additionally, the Company has general business tax credit carryforwards of $174,109 which will begin to expire in 1998.

     SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Management has determined that future taxable income of the Company will more likely than not be sufficient to realize the recorded deferred tax asset of $1,108,000 net of a valuation allowance of $1,108,000.

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

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales from continuing operations for the first fiscal quarter ended June 30, 1998 were $452,000 compared to $1,452,000 in the year-earlier period. During the year-earlier period the Company lost its bid for the continuing business of PriceCostco. The Company realized the loss of this business during the second fiscal quarter ended September 30, 1997, and as a result sales declined dramatically. During the year-earlier quarter ended June 30, 1997, sales to PriceCostco represented 44% of the Company's total sales.

The loss from continuing operations for the first fiscal quarter ended June 30, 1998 is directly related to the loss of this major customer. Subsequent to the loss of this customer, there were severe cost cutting measures taken to reduce costs and expenses. There has been a reduction in staff as well as a very tight control of all expenditures. Management continues further to negotiate with its suppliers to obtain the best possible pricing and reduce its cost of materials.

The Company plans to re-bid for the PriceCostco business and seeks to further broaden product lines and expand distribution. Management has been involved in discussions with other entities involving joint ventures, alliances and merger possibilities.

LIQUIDITY AND CAPITAL RESOURCES

The cash position at June 30, 1998 is $1,165,000 including certificates of deposit of $367,000. Working capital at June 30, 1998 is $2,448,000. The Company has a current ratio of better than 12 to 1 at the end of the first quarter.

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

                                       PERFECTDATA CORPORATION



Date: August 10, 1998                  Joseph Mazin
                                       -----------------------------------
                                       Joseph Mazin
                                       President,
                                       Chief Executive Officer and
                                       Chairman of the Board






Date: August 10, 1998                  Irene J. Marino
                                       -----------------------------------
                                       Irene J. Marino
                                       Corporate Secretary,
                                       V.P. Finance and
                                       Chief Financial Officer