Form 10-Q
period 1998-09-30
PERFECTDATA CORP
filed 1998-11-12
CIK 719662

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998           Commission File Number 0-12817

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

As of October 31, 1998, there were 3,155,506 shares of common stock outstanding.

                            PERFECTDATA CORPORATION

                                   INDEX

                                                              PAGE
                                                              ----
PART I.        FINANCIAL INFORMATION

               Balance Sheets - September 30, 1998 and
               March 31, 1998                                  2

               Statements of Earnings - quarters
               ended September 30, 1998 and 1997
               and six months ended September 30, 1998
               and 1997                                        3

               Statements of Shareholders' Equity -
               six months ended September 30, 1998             4

               Statements of Cash Flows - six months
               ended September 30, 1998 and 1997               5

               Notes to Financial Statements                 6 - 7

               Management's discussion and analysis of
               financial condition and results of
               operations                                      8

PART II.       OTHER INFORMATION

               Item 6.   Exhibits and Reports on Form 8-K      9


                         PERFECTDATA CORPORATION
                             BALANCE SHEETS
                              (Unaudited)
              (Dollars in thousands, except number of shares)

                                                   Sept. 30,     March 31
                                                     1998          1998
                                                  -----------   ----------
ASSETS

Current assets
  Cash and cash equivalents, including
    short-term certificates of deposit of
    $218 at September and $365 at March             $   981       $ 1,328
  Accounts receivable, less allowance
    for doubtful receivables of
    $5 at September and $12 at March                    229           289
  Inventories                                           612           571
  Prepaid expenses and other current assets             223            87
  Marketable securities, short-term                     416           448
  Deferred income tax benefit                            83            58
                                                  -----------   ----------

    Total current assets                              2,544         2,781

Property, plant and equipment, net                      100           118
Deferred Income Tax benefit                              80           123
Other assets, net                                        31            31
                                                  -----------   ----------
                                                    $ 2,755       $ 3,053
                                                  -----------   ----------
                                                  -----------   ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                  $   130       $   111
  Accrued expenses                                       88            94
  Accrued salaries, wages and vacation                   43            54
                                                  -----------   ----------

    Total current liabilities                           261           259
                                                  -----------   ----------

Shareholders' equity:
  Preferred stock.  Authorized 2,000,000
    shares; none issued                                   -             -
  Common stock, no par value.  Authorized
    10,000,000 shares; issued and
    outstanding 3,155,506 shares at
    September and 3,163,606 shares at March           8,111         8,117
  Accumulated deficit                                (5,518)       (5,345)
    Allowance for gain (loss) on
       marketable securities                            (99)           22
                                                  -----------   ----------

Net shareholders' equity                              2,494         2,794
                                                  -----------   ----------
                                                    $ 2,755       $ 3,053
                                                  -----------   ----------
                                                  -----------   ----------

See accompanying notes to financial statements.

                            PerfectData Corporation
                             STATEMENTS OF EARNINGS
                                  (Unaudited)
------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)
------------------------------------------------------------------------------

                                        Three Months Ended      Six Months Ended
                                           September 30,          September 30
                                          1998       1997         1998      1997
--------------------------------------------------------------------------------
Net sales                               $   423    $   740      $  875   $ 2,192
Costs and Expenses:
  Cost of sales                             248        470         534     1,440
  Selling, general and
    administrative                          278        351         568       851
                                        -------    -------      ------    ------
      Total costs and expenses              526        821       1,102     2,291

Income (loss) from operations              (103)       (81)       (227)      (99)
                                        -------    -------      ------    ------
Other income and (expense):
  Interest income, net                        7          8          14        16
  Other, net                                 18         18          59        38
                                        -------    -------      ------    ------
      Total other income and (expense)       25         26          73        54
                                        -------    -------      ------    ------
Income (loss) from continuing
  operations before income taxes            (78)       (55)       (154)      (45)
Income tax (provision) benefit              (23)       (49)        (19)      (48)
                                        -------    -------      ------    ------
Income (loss) from continuing
  operations                               (101)      (104)       (173)      (93)
Gain (loss) on disposal of
  discontinued operations                     -        (53)          -       (63)
                                        -------    -------      ------    ------

Net income (loss)                       $  (101)  $   (157)     $ (173)  $  (156)
                                        -------    -------      ------    ------
                                        -------    -------      ------    ------

Net income (loss) per common share:
Income (loss) from continuing
  operations                            $  (.03)  $   (.03)     $ (.05)  $  (.03)
Gain (loss) on disposal of
  discontinued operations                     -       (.02)          -      (.02)
                                        -------    -------      ------    ------

                                        $  (.03)  $   (.05)     $ (.05)  $  (.05)
                                        -------    -------      ------    ------
                                        -------    -------      ------    ------

Weighted average shares outstanding       3,161      3,094       3,162     3,094


See accompanying notes to financial statements.

                           PerfectData Corporation
                     STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (Unaudited)

----------------------------------------------------------------------------
(In thousands)

         Period from March 31, 1998 through September 30, 1998
----------------------------------------------------------------------------

                                                           Allowance     Net
                            Common Stock                   for gain/    share-
                           --------------    Accumulated   (loss) on    holders'
                           Shares  Amount      deficit      mkt. sec.    equity
--------------------------------------------------------------------------------
     Balance at
       March 31, 1998      3,164   $8,117     $(5,345)      $   22      $2,794

     Stock repurchased
       and retired            (8)      (6)          -            -          (6)

     Net unrealized
       gain/(loss) on
       marketable securities   -        -           -         (121)       (121)

     Net earnings (loss)       -        -        (173)           -        (173)
--------------------------------------------------------------------------------
     Balance at
      September 30, 1998   3,156   $8,111     $(5,518)       $ (99)     $2,494
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

                            PERFECTDATA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                             Six Month Period Ended
                                                  September 30,
                                             ----------------------
                                              1998            1997
                                             -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                            $ (173)        $ (156)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    (Gain) loss on disposal of
       discontinued operations                    -             63
    Depreciation and amortization                20             19
    Deferred income tax (benefit) provision      18            (26)
    Decrease in litigation deposit                -            230
    (Increase) decrease in accounts
      receivable                                 60            352
    (Increase) decrease in inventories          (41)           337
    (Increase) decrease in prepaid
      expenses and other current assets        (136)             4
    (Increase) decrease in other assets           -              -
  Increase (decrease) in accounts
    payable                                      19           (288)
  Increase (decrease) in accrued
    expenses                                     (6)           (36)
  Increase (decrease) in accrued
    salaries, wages and vacation                (11)            (9)
                                             -------        -------

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                         (250)           490
                                             -------        -------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant, and
  equipment                                  $   (2)        $   (2)
(Increase) decrease in investment
  securities, net                               (89)           (75)
                                             -------        -------

NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                          (91)           (77)
                                             -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options                         -              -
Repurchase of common stock                       (6)             -
                                             -------        -------
NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                           (6)             -
                                             -------        -------
NET CASH PROVIDED (USED) BY
  CONTINUING OPERATIONS                        (347)           413

CASH PROVIDED (USED) IN
  DISCONTINUED OPERATIONS                         -           (172)
                                             -------        -------
Increase (decrease) in cash and
  cash equivalents                             (347)           241
Cash and cash equivalents at
  beginning of period                         1,328            891
                                             -------        -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                              $  981         $1,132
                                             -------        -------
                                             -------        -------

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

2. In the opinion of the Company, the unaudited financial statements contained in this report have been prepared on a basis consistent with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. All adjustments included in the financial statements are of a normal recurring nature and are necessary to present fairly the Company's financial position as of September 30, 1998 and the results of its operations and cash flows for the six months ended September 30, 1998 and 1997.

3. Marketable securities classified as current assets at September 30, 1998, include the following (dollars in thousands):


                                     Fair Value             Cost
                                     ----------             -----
     U.S. Treasury Obligations          $  60               $  60
     Other Government Obligations          26                  26
     Marketable equity securities         330                 429
                                     ----------             -----
                                        $ 416               $ 515
                                     ----------             -----
                                     ----------             -----

4. Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at September 30, 1998 and March 31, 1998 consist of the following:


          (In thousands)
                              September 30, 1998        March 31, 1998
                              ------------------       ---------------
          Raw materials            $  255                 $  238
          Work in process              73                     68
          Finished products           284                    265
                                   ------                 ------
                                   $  612                 $  571
                                   ------                 ------
                                   ------                 ------

5.   Property, plant and equipment consist of (dollars in thousands):

                                       Sept. 30, 1998   March 31, 1998
                                       --------------   --------------
          Machinery and equipment        $   462           $   467
          Furniture and fixtures             149               149
          Tooling                            387               444
          Leasehold improvements             155               155
                                         -------           -------
                                           1,153             1,215
            Less accumulated
              depreciation                (1,053)          (1,097)
                                         -------           -------

                                        $   100          $   118
                                         -------           -------
                                         -------           -------

6. The components of the income tax (benefit) provision were (dollars in thousands):

                                                 September 30, 1998
                                                 ------------------
     Current:
        Federal                                        $   -
        State                                              1
                                                       -----
                                                           1
     Deferred:
        Net (increase) decrease in
          deferred tax asset                              18
        (Increase) decrease in benefit of
          NOL carryforwards                             (113)
        Increase (decrease) in valuation allowance       113
                                                       -----
                                                       $  19
                                                       -----
                                                       -----

     At September 30, 1998, the Company had net operating loss (NOL) carryforwards of approximately $3,211,000 for federal income tax purposes expiring in varying amounts through 2012. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2001 if not utilized. Additionally, the Company has general business tax credit carryforwards of $174,109 which will begin to expire in 1998.

     SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Management has determined that future taxable income of the Company will likely not be sufficient to realize the recorded deferred tax asset of $1,168,000. As such, the Company has recorded a valuation allowance of $1,168,000.

     Realization of the future tax benefits of the NOL carryforwards is dependent on a Company's ability to generate taxable income within the carryforward period. In assessing the likelihood of utilization of existing NOL carryforwards, management considered the historical results of continuing operations, the current economic environment in which the Company operates, and the projections. Management did not consider any non-routine transactions in assessing the likelihood of realization of the recorded deferred tax asset.

7. During the quarter ended September 30, 1998, the Company repurchased an aggregate of 8,100 shares of the Company's Common Stock on the open market for an aggregate value of $6,275.

8. Net earnings (loss) per share is based on the weighted average number of shares outstanding during each of the respective periods. Common stock equivalents are excluded from the calculation of weighted average shares outstanding as their effect is immaterial or antidilutive.

Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales from continuing operations for the second fiscal quarter ended September 30, 1998 were $423,000 compared to $740,000 in the year-earlier period. Net sales for the six months ended September 30, 1998 were $875,000 compared to $2,192,000 in the year-earlier period. The dramatic decline in sales is primarily due to the loss of the Company's major customer, PriceCostco. The last sales made to this customer were shipped in the year-earlier period.

The loss from continuing operations for the three and six months ended September 30, 1998 is directly related to the loss of this major customer. Subsequent to the loss of this customer, there were severe cost cutting measures taken to reduce costs and expenses. There has been a reduction in staff as well as a very tight control of all expenditures. Management continues further to negotiate with its suppliers to obtain the best possible pricing and reduce its cost of materials. During the quarter ended September 30, 1998, the Company reorganized its sales and marketing departments and appointed a new director to seek ways to further broaden its product lines
and expand distribution.   Management has been involved in discussions with
other entities involving joint ventures, alliances and merger possibilities.

LIQUIDITY AND CAPITAL RESOURCES

The cash position at September 30, 1998 is $981,000 including certificates of deposit of $218,000. Working capital at September 30, 1998 is $2,283,000. The Company has a current ratio of better than 9 to 1 at the end of the second quarter.

Management believes that the Company's liquidity and working capital requirements are adequate for the foreseeable future.

The Company has completed its review of its computer systems and determined that those systems will be compatible with the Company's year 2000 needs. No significant year 2000 issues are anticipated by the Company based on our complete systems review.

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

                                       PERFECTDATA CORPORATION


Date: November 10, 1998                Joseph Mazin
      ----------------------           ------------------------------------
                                       Joseph Mazin
                                       President,
                                       Chief Executive Officer and
                                       Chairman of the Board


Date: November 10, 1998                Irene J. Marino
      ----------------------           ------------------------------------
                                       Irene J. Marino
                                       Corporate Secretary,
                                       V.P. Finance and
                                       Chief Financial Officer