Form 10-Q
period 1998-12-31
PERFECTDATA CORP
filed 1999-02-10
CIK 719662

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1998               Commission File Number 0-12817


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

As of January 31, 1999, there were 3,155,506 shares of common stock outstanding.

                            PERFECTDATA CORPORATION


                                     INDEX


                                                                          Page
                                                                          ----
PART I.       FINANCIAL INFORMATION

              Balance Sheets - December 31, 1998 and
              March 31, 1998                                                2

              Statements of Earnings - quarters ended December 31,
              1998 and 1997 and nine months ended December 31, 1998
              and 1997                                                      3

              Statements of Shareholders' Equity -
              nine months ended December 31, 1998                           4

              Statements of Cash Flows - nine months
              ended December 31, 1998 and 1997                              5

              Notes to Financial Statements                               6 - 8

              Management's discussion and analysis of
              financial condition and results of
              operations                                                  9 - 11


PART II       OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K                   12


                            PERFECTDATA CORPORATION
                                BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands, except number of shares)


                                                       Dec. 31,                  March 31,
                                                         1998                      1998
                                                       --------                  ---------
ASSETS

Current assets
  Cash and cash equivalents, including
    short-term certificates of deposit of
    $219 at December and $365 at March                 $   967                    $ 1,328
  Accounts receivable, less allowance
    for doubtful receivables of
    $5 at December and $12 at March                        209                        289
  Inventories                                              578                        571
  Prepaid expenses and other current assets                216                         87
  Marketable securities, short-term                        355                        448
  Deferred income tax benefit                               80                         58
                                                       --------                  ---------
   Total current assets                                  2,405                      2,781

Property, plant and equipment, net                          92                        118
Deferred Income Tax benefit                                 76                        123
Other assets, net                                           31                         31
                                                       --------                  ---------
                                                       $ 2,604                    $ 3,053
                                                       --------                  ---------
                                                       --------                  ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                     $    37                     $  111
  Accrued expenses                                          91                         94
  Accrued salaries, wages and vacation                      44                         54
                                                       --------                  ---------
    Total current liabilities                              172                        259
                                                       --------                  ---------

Shareholders' equity:
  Preferred stock.  Authorized 2,000,000
    shares; none issued                                      -                          -
  Common stock, no par value.  Authorized
    10,000,000 shares; issued and
    outstanding 3,155,506 shares at
    December and 3,163,606 shares at March               8,111                      8,117
  Accumulated deficit                                   (5,620)                    (5,345)
Allowance for gain (loss) on
  marketable securities                                    (59)                        22
                                                       --------                  ---------
Net shareholders' equity                                 2,432                      2,794
                                                       --------                  ---------
                                                       $ 2,604                    $ 3,053
                                                       --------                  ---------
                                                       --------                  ---------


See accompanying notes to financial statements.

                            PerfectData Corporation
                            STATEMENTS OF EARNINGS
                                  (Unaudited)


---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)
---------------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended                     Nine Months Ended
                                                                          December 31,                           December 31,
                                                                       1998          1997                      1998        1997
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                             $  396        $  525                    $1,271      $2,717
Costs and Expenses:
  Cost of sales                                                          245           309                       779       1,749
Selling, general and administrative                                      266           333                       834       1,184
                                                                      -----------------------------------------------------------
                Total costs and expenses                                 511           642                     1,613       2,933

Income (loss) from operations                                           (115)         (117)                     (342)       (216)
                                                                      -----------------------------------------------------------
Other income and (expense):
  Interest income, net                                                     5             8                        19          24
  Other, net                                                              14            17                        73          55
                                                                      -----------------------------------------------------------
                Total other income and (expense)                          19            25                        92          79
                                                                      -----------------------------------------------------------
Income (loss) from continuing
  operations before income taxes                                         (96)          (92)                     (250)       (137)
Income tax (provision) benefit                                            (6)          (24)                      (25)        (72)
                                                                      -----------------------------------------------------------
Income (loss) from continuing
  operations                                                            (102)         (116)                     (275)       (209)
Gain (loss) on disposal of
  discontinued operations                                                  -          (118)                        -        (181)
                                                                      -----------------------------------------------------------
Net income (loss)                                                     $ (102)       $ (234)                   $ (275)     $ (390)
                                                                      -----------------------------------------------------------
                                                                      -----------------------------------------------------------
Net income (loss) per common share:
Income (loss) from continuing
  operations                                                          $ (.03)       $ (.04)                   $ (.09)     $ (.07)

Gain (loss) on disposal of
  discontinued operations                                                  -          (.04)                        -        (.06)
                                                                      -----------------------------------------------------------
                                                                      $ (.03)       $ (.08)                   $ (.09)     $ (.13)
                                                                      -----------------------------------------------------------
                                                                      -----------------------------------------------------------
Weighted average shares outstanding                                    3,156         3,143                     3,160       3,110


See accompanying notes to financial statements.

                            PerfectData Corporation
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


---------------------------------------------------------------------------------------------------------------------------------
(In thousands)

  Period from March 31, 1998 through December 31, 1998
---------------------------------------------------------------------------------------------------------------------------------
                                       Common Stock                                           Allowance                  Net
                               ---------------------------           Accumulated           for gain/(loss)           shareholders
                                 Shares           Amount               deficit               on mkt. sec.               equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at
 March 31, 1998                  3,164            $8,117              $(5,345)                  $ 22                   $2,794

Stock repurchased
 and retired                        (8)               (6)                   -                      -                       (6)

Net unrealized gain/
 (loss) on marketable
 securities                          -                 -                    -                    (81)                     (81)

Net earnings (loss)                  -                 -                 (275)                     -                     (275)
---------------------------------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1998               3,156            $8,111              $(5,620)                  $(59)                  $2,432
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                            PERFECTDATA CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)


                                                                  Nine Month Period
                                                                     December 31,
                                                           -------------------------------
                                                            1998                     1997
                                                           ------                   ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $ (275)                  $ (390)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   (Gain) loss on disposal of
     discontinued operations                                    -                      181
   Depreciation and amortization                               29                       29
   Deferred income tax (benefit) provision                     25                       71
   Decrease in litigation deposit                               -                      305
  (Increase) decrease in accounts
     receivable                                                80                      428
   (Increase) decrease in inventories                          (7)                     430
  (Increase) decrease in prepaid
     expenses and other current assets                       (129)                     (67)
   (Increase) decrease in other assets                          -                        -
 Increase (decrease) in accounts
     payable                                                  (74)                    (195)
   Increase (decrease) in accrued
     expenses                                                  (3)                     (58)
   Increase (decrease) in accrued
     salaries, wages and vacation                             (10)                      (6)
                                                           ------                   ------

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                                       (364)                     728
                                                           ------                   ------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant, and
  equipment                                                $   (3)                  $   (2)
(Increase) decrease in investment
  securities, net                                              12                     (198)
                                                           ------                   ------

NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                                          9                     (200)
                                                           ------                   ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options                                       -                       66
Repurchase of common stock                                     (6)                       -
                                                           ------                   ------

NET CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES                                        (6)                      66
                                                           ------                   ------
NET CASH PROVIDED (USED) BY
  CONTINUING OPERATIONS                                      (361)                     594

CASH PROVIDED (USED) IN
  DISCONTINUED OPERATIONS
                                                                -                     (331)
                                                           ------                   ------
Increase (decrease) in cash and
  cash equivalents                                           (361)                     263
Cash and cash equivalents at
  beginning of period                                       1,328                      891
                                                           ------                   ------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                            $  967                   $1,154
                                                           ------                   ------
                                                           ------                   ------


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

2. In the opinion of the Company, the unaudited financial statements contained in this report have been prepared on a basis consistent with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. All adjustments included in the financial statements are of a normal recurring nature and are necessary to present fairly the Company's financial position as of December 31, 1998 and the results of its operations and cash flows for the nine months ended December 31, 1998 and 1997.

3. Marketable securities classified as current assets at December 31, 1998, include the following (dollars in thousands):


                                                    Fair Value         Cost
                                                    ----------         ----
    Other Government Obligations                       $ 26            $ 26
    Marketable equity securities                        329             388
                                                       ----            ----

                                                       $355            $414
                                                       ----            ----
                                                       ----            ----


4. Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at December 31, 1998 and March 31, 1998 consist of the following:


    (In thousands)
                                 December 31, 1998         March 31, 1998
                                 -----------------         --------------
    Raw materials                      $241                     $238
    Work in process                      69                       68
    Finished products                   268                      265
                                       ----                     ----

                                       $578                     $571
                                       ----                     ----
                                       ----                     ----


5.  Property, plant and equipment consist of (dollars in thousands):


                                       Dec. 31, 1998      March 31, 1998
                                       -------------      --------------
    Machinery and equipment              $   452             $   467
    Furniture and fixtures                   140                 149
    Tooling                                  387                 444
    Leasehold improvements                   155                 155
                                         -------             -------
                                           1,134               1,215

      Less accumulated
       depreciation                       (1,042)             (1,097)
                                         -------             -------

                                         $    92             $   118
                                         -------             -------
                                         -------             -------


6. The components of the income tax (benefit) provision were (dollars in thousands):


                                                        December 31, 1998
                                                        -----------------
    Current:
      Federal                                                $   -
      State                                                      1
                                                             -----
                                                                 1
    Deferred:
      Net (increase) decrease in
       deferred tax asset                                       24
    (Increase) decrease in benefit of
      NOL carryforwards                                       (149)
    Increase (decrease) in valuation allowance                 149
                                                             -----
                                                             $  25
                                                             -----
                                                             -----


At December 31, 1998, the Company had net operating loss (NOL) carryforwards of approximately $3,293,000 for federal income tax purposes expiring in varying amounts through 2012. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2001 if not utilized. Additionally, the Company has general business tax credit carryforwards of $174,109 which will begin to expire in 1998.

SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Management has determined that future taxable income of the Company will likely not be sufficient to realize the recorded deferred tax asset of $1,204,000. As such, the Company has recorded a valuation allowance of $1,204,000.

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

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales from continuing operations for the third fiscal quarter ended December 31, 1998 were $396,000 compared to $525,000 in the year-earlier period. Net sales for the nine months ended December 31, 1998 were $1,271,000 compared to $2,717,000 in the year-earlier period. The dramatic decline in sales is primarily due to the loss of the Company's major customer, PriceCostco. The last sales made to this customer were shipped in the year-earlier period.

The loss from continuing operations for the three and nine months ended December 31, 1998 is directly related to the loss of this major customer. Subsequent to the loss of this customer, there were severe cost cutting measures taken to reduce costs and expenses. Management commenced seeking out a sub-tenant to either sub-let a portion of the facility the Company occupies or the entire facility, enabling the Company to relocate to smaller quarters and reduce its operating costs. To date, the Company has not yet found a sub-tenant, but continues looking. There has been a reduction in staff as well as a very tight control of all expenditures. Management continues further to negotiate with its suppliers to obtain the best possible pricing and reduce its cost of materials. During the quarter ended September 30, 1998, the Company reorganized its sales and marketing departments and appointed a new director to seek ways to further broaden its product lines and expand distribution.

On December 8, 1998, the Company announced the signing of an agreement in principal to merge with Pego Systems, Inc. of Long Beach, California. Pego Systems, Inc. is an engineering and manufacturing Company and distributor of industrial process equipment for a wide range of industries. The merger is subject to the signing of a definitive agreement and shareholder and regulatory approvals.

If the merger is approved, PerfectData will acquire 100% of Pego Systems for 3,750,000 shares of PerfectData's common stock. The merger would provide additional savings through consolidation of facilities and personnel.

The agreement calls for the Hartcourt Companies, Inc. to acquire up to 5% of the outstanding shares of PerfectData in a combination of open market and tender offer.

LIQUIDITY AND CAPITAL RESOURCES

The cash position at December 31, 1998 is $967,000 including certificates of deposit of $219,000. Working capital at December 31, 1998 is $2,233,000. The Company has a current ratio of 14 to 1 at the end of the third quarter.

Management believes that the Company's liquidity and working capital requirements are adequate for the foreseeable future.

YEAR 2000 UPDATE

In 1998, the Company established and began to implement a program to address the Year 2000 issue. The Year 2000 program included the implementation of previously planned systems as well as specific Year 2000 programs. All programs are on track for completion before the year 2000 with various applications being upgraded or replaced as needed. The Company does not expect the Year 2000 program to have a material impact on its results of operations, liquidity, or financial condition. Additionally, the Year 2000 program has not deferred any other company projects that will have a material impact on its results of operations, liquidity, or financial condition.

IT SYSTEMS

In 1998, with the development of the Year 2000 program the Company began undertaking changes to bring compliant systems and accompanying methodology on board.

The IT systems have been inventoried and the necessary Year 2000 upgrades, replacements and retrofits identified. These projects are presently in various stages of analysis, development and implementation. The Year 2000 program is currently scheduled to be completed by the fourth quarter of 1999.

NON-IT SYSTEMS

Non-IT Systems may contain date sensitive embedded technology requiring the Year 2000 upgrades. Examples of this technology include security equipment such as access and alarm systems, as well as facilities equipment such as heating and air conditioning units.

The Company is a product manufacturer; therefore the "embedded chip" issue relates to production line components as well as to the equipment used by the Company. Production line components and facilities and equipment are being inventoried and assessments are in progress.

COSTS

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's results of operations, liquidity and financial condition. The estimated total cost of the Year 2000 effort is expected to be under $20,000. This estimate does not include the cost of the Company's previously planned business systems upgrades, which have not been accelerated due to the Year 2000 problem.

RISKS AND CONTINGENCY PLANNING

The Company has identified and assessed the areas that may result in an interruption in, or failure of, certain normal business operations or activities. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that through its Year 2000 program, the possibility of significant interruptions of normal business operations should be reduced.

Readers are cautioned that forward looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading "Forward Looking Statements".

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


                                       PERFECTDATA CORPORATION


Date: February 8, 1999                 Joseph Mazin
      ----------------                 ---------------------------
                                       Joseph Mazin
                                       President,
                                       Chief Executive Officer and
                                       Chairman of the Board


Date: February 8, 1999                 Irene J. Marino
      ----------------                 ---------------------------
                                       Irene J. Marino
                                       Corporate Secretary,
                                       V.P. Finance and
                                       Chief Financial Officer