Form 10-K405
period 1999-03-31
PERFECTDATA CORP
filed 1999-06-28
CIK 719662

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  -------------

For the fiscal year ended March 31, 1999             Commission File No. 0-12817

                                  -------------

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

                                  -------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock                NASDAQ

                                  -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 31, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $5,131,894.

As of May 31, 1999, the registrant had 3,192,306 shares of Common Stock outstanding.

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

         Currently the largest growth area in these other channels is the retail SOHO (Small Office Home Office) segment of the market. This market is serviced mainly by office superstores, mass merchants, consumer electronics retailers, warehouse clubs, and computer superstores. The Company is organized to service all distribution channels. The Company feels that the market potential for its products will continue to grow and increase in size.

PRODUCTS

         PerfectData Corporation designs and assembles all of its cleaning and maintenance products which it markets and distributes. The Company sub-contracts for its components from a variety of established suppliers and manufacturers.

         The consumable cleaning and preventative maintenance products are for Home, Office and Computer environments. These products are designed to eliminate or minimize contamination in and around computer and office automation equipment. Use of the Company's products on a regular basis reduces equipment downtime and the need for unnecessary service and repairs.

         The Company's principal selling product is the PerfectDuster EcoDuster line of compressed gas dusters. This product is offered in a variety of formulations to meet competitive pressures and buyer demand. All of these dusters are 100% CFC free and contain no ozone depleting chemicals that could damage the ozone layer in the earth's upper atmosphere.

         Other products that the Company presently sells are computer disk drive cleaners, CD and tape drive cleaners, CD player cleaners, static control products, laser and inkjet printer cleaners, fax and copy machine cleaners, and a variety of premoistened cleaning wipes for specific equipment.

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

         The Company actively pursues foreign distribution of its products through a network of International distributors and customers. Sales are almost exclusively of "PerfectData" branded products. To support this channel of distribution, "PerfectData" product packaging and instructions are multi-lingual with most products available with a minimum of four languages. For fiscal years ended March 31, 1999, 1998 and 1997, approximately 9%, 16%, and 11% respectively of the Company's net sales were to International accounts.

         While the Company sold products to more than 400 customers throughout the world during fiscal 1999, approximately 66% of the Company's net sales were accounted for by its 10 largest customers. Two of these customers, Eskel-Porter and Azerty, Inc. each accounted for 14% of total sales. Sales to these customers were made pursuant to specific purchase orders and neither customer is obligated under any other agreement. The loss of these customers could have an adverse effect on the Company's business. No other customer accounted for more than 10% of the Company's net sales.

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

         In addition to S.C.E., approximately 15 International Distributors sell the Company's products worldwide.

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

BACKLOG

         At March 31, 1999 the Company had orders, scheduled for delivery within a ninety day period or less, aggregating approximately $60,000 as compared with a backlog of approximately $40,000 at March 31, 1998. Purchase order release lead-times depend upon the scheduling practice of the individual customer, and the rate of booking new orders fluctuates from month-to-month; however, most orders are placed for immediate shipment. Under certain conditions, customers may cancel or delay orders without significant monetary penalties. Therefore, the level of backlog at any one time is not necessarily indicative of the trends in the Company's business.

COMPETITION

         The Company believes that during fiscal year 1999, neither the Company nor any of its competitors had a dominant position in the cleaning and maintenance market. There are many competitors in this market. However, some of the competitors are substantially larger in size and have greater financial resources than the Company.

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

MATERIALS AND SUPPLIES

         The nature of the raw materials used in the Company's products are various chemicals, metals, plastics and paper goods. The Company assembles and/or packages its products in the United States from materials and supplies purchased primarily from domestic vendors and sub-contractors. Some of the assembled component parts are manufactured by vendors located in Mexico and the Far East because it is more cost effective to obtain goods and fabrication expertise at significantly reduced costs when compared with purchasing the same goods domestically.

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

EMPLOYEES

         At March 31, 1999 the Company employed 14 persons, of whom approximately 5 were engaged in assembly and testing, 4 in marketing and sales, and 5 in general management and administration.

         The Company believes that its relations with its employees are good. The Company has never had a work stoppage and none of its employees are represented by a labor union. The expansion of the Company's operations will be dependent, in part, on its ability to attract and retain highly qualified employees.

DISCONTINUED OPERATIONS

         The Company previously entered the Telecommunications industry during fiscal 1992 through the purchase of assets of Anchor Automation, Inc., a modem manufacturer. Subsequently the Company designed and developed a new family of data and data/fax modems. Over the next two years the Company's sales of modems declined and profit margins eroded dramatically. Competitors added more advanced features to their products while lowering pricing, making it difficult if not impossible for the Company to successfully market modems. The Telecommunications business belongs to the major corporations who have all the financial resources and technology necessary to compete in the increasingly volatile marketplace. The Company could not compete with these corporations.

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

         The past CFO of PermaByte Magnetics, Inc. (PMI) filed a complaint in the Superior Court of San Diego County, California, for unpaid wages and fraudulent conveyance against PMI, the Company, the Company's chairman and a director of the Company. The former CFO claimed that PMI owed her approximately $30,000 for unpaid vacation which had accrued prior to her termination. She also alleges that the defendants, including the Company, improperly diverted PMI assets to the Company. During a demurrer to the First Amended Complaint, the former CFO failed to properly seek leave of court to file a second amended complaint. Consequently, the court dismissed the entire action. In August 1996, the former CFO filed a notice of appeal with the 4th appellate District Court of Appeal in San Diego, California. On June 11, 1998, in the San Diego Court of Appeal, Fourth Appellate District, oral arguments were heard.

         In March of 1999, the parties agreed to a settlement and Mutual Release of All Claims whereby the Company paid the former CFO $14,000 to fully and completely settle the action. The court dismissed the action without prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Common Stock of the Company is traded in the over-the-counter market and is quoted on NASDAQ under the symbol PERF. It is located in the NASDAQ Small Cap listing. The following table sets forth the range of high and low sales price per share of Common Stock of the Company for the indicated quarters of the fiscal years ended March 31, 1999 and 1998, as reported by NASDAQ. Such prices represent inter-dealer quotations without adjustment for retail markup, markdown, or commission and do not necessarily represent actual transactions.

         The approximate number of shareholders at March 31, 1999 was 1,000 determined by security position listings. On July 18, 1996 the Company distributed to its shareholders a dividend in the form of one share of stock in Starnet Universe Internet, Inc., a privately held corporation, for each twenty shares of PerfectData stock. On June 27, 1997, the Company distributed to its shareholders a dividend in the form of one share of stock in Vision Aerospace, Inc., a privately held corporation, for each thirty shares of PerfectData stock. On August 14, 1997, the Company distributed to its shareholders a dividend in the form of one share of stock in Staruni Corporation, traded under the symbol SRUN, for each four shares of PerfectData Stock.

                                                    SALES PRICE
                                                 HIGH          LOW
------------------------------------------------------------------------------
                  1999

         First Quarter                         $ 1.625       $  .875
         Second Quarter                        $ 1.188       $  .563
         Third Quarter                         $ 2.375       $  .750
         Fourth Quarter                        $ 1.188       $  .750

------------------------------------------------------------------------------

                  1998

         First Quarter                         $ 2.813       $ 1.625
         Second Quarter                        $ 2.250       $ 1.000
         Third Quarter                         $ 3.000       $ 1.063
         Fourth Quarter                        $ 3.375       $ 1.250

------------------------------------------------------------------------------

         The last sales price for the Company's Common Stock as of June 14, 1999 was $1.688.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes certain selected financial data which are derived from and qualified in their entirety by the more detailed Financial Statements included in Item 14 herein.

SELECTED STATEMENTS OF EARNINGS DATA

                                                              FISCAL YEAR ENDED MARCH 31,
                                    1999               1998              1997              1996              1995
                                    ---------------------------------------------------------------------------------
                                    (Dollars in thousands, except per share information)

Net Sales                            $ 1,689           $ 3,299           $ 5,761           $ 6,054           $ 7,214

Income (loss) from
  continuing operations
  before income taxes                   (406)             (367)               25               144               171

Income tax benefit
 (or provision)                            4              (250)             (290)              (20)              359
                                     -------           -------           -------           -------           -------

Income (loss) from
 continuing operations                  (402)             (617)             (265)              124               530

Income (loss) from
  discontinued operations                  -                 -                 -                 -                18

Gain (loss) on disposal of
  discontinued operations                  -              (182)              (69)             (101)             (179)
                                     -------           -------           -------           -------           -------

Net Income/(Loss)                    $  (402)          $  (799)          $  (334)          $    23           $   369
                                     -------           -------           -------           -------           -------

Earnings (loss)
  per share of
  common stock:

    Continuing operations               (.13)             (.20)             (.09)              .04               .16
    Discontinued operations                -              (.06)             (.02)             (.03)             (.05)
                                     -------           -------           -------           -------           -------

Net earnings (loss)                  $  (.13)          $  (.26)          $  (.11)          $   .01           $   .11
                                     -------           -------           -------           -------           -------

Weighted average
 shares outstanding                    3,159             3,123             3,089             3,107             3,422


SELECTED BALANCE SHEET DATA

                                                                  AS OF MARCH 31,
                                     1999            1998               1997             1996             1995
                                    ----------------------------------------------------------------------------
                                                               (Dollars in thousands)
Working Capital                      $2,115          $2,522             $2,940           $2,900           $2,892

Total Assets                          2,586           3,053              4,298            4,630            4,705

Net Shareholders' Equity              2,305           2,794              3,500            3,792            3,889



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Fiscal 1999 net sales from continuing operations decreased to $1,689,000 from $3,299,000 in fiscal 1998 and $5,761,000 in fiscal 1997.

         The dramatic decline in sales in fiscal 1999 and 1998 is directly related to the loss of a major customer. In June 1997, the Company lost its bid for the continuing business of PriceCostco. During fiscal 1997, PriceCostco accounted for 42% of the Company's total sales. The Company realized the loss of this business during the second quarter of fiscal 1998.

         Further contributing to the decline in fiscal 1999 sales was a decline in the Company's international business. During the fourth quarter of fiscal 1998, the Company's exclusive Canadian distributor discontinued this segment of their business and no longer distributed the company's products. During fiscal 1998 sales to this Canadian distributor accounted for 6% of the Company's sales. Also, the Company's European distributor lost one of its major accounts during the fourth quarter of fiscal 1998. During fiscal 1998, sales to this European distributor accounted for 7% of the Company's sales. The Company's sales to this European distributor declined 50% during fiscal 1999.

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

         Cost of sales from continuing operations as a percentage of net sales for fiscal 1999, 1998 and 1997 were 62%, 67% and 66% respectively. The decrease in cost of sales for fiscal 1999 is a result of a reduction in the Company's labor costs as well as management's ability to negotiate with its suppliers to obtain the best possible pricing for its materials.

         The slight increase in cost of sales for fiscal 1998 directly relates to inventory reserves made for the ergonomic products and accessories line. The Company made the decision to discontinue this product line during the fourth quarter of fiscal 1998.

         Selling, General and Administrative Expenses from continuing operations for fiscal 1999, 1998 and 1997 were $1,180,000, $1,535,000 and
$2,030,000 respectively. The decrease in expenses in fiscal 1999 and 1998 directly relates to the loss of the Company's major customer. Included in Selling, General and Administrative Expenses are prepaid freight on qualifying orders, commission paid to sales representatives, and co-op advertising allowances which are variable expenses that fluctuate with sales. As sales declined, so did these expenses. The decrease in costs and expenses in fiscal 1999 and 1998 also relates to severe cost-cutting measures which included, amongst others, a reduction in staff and a very tight control of all expenditures.

         During the quarter ended September 30, 1998 the Company reorganized its Sales and Marketing Departments and appointed a new director. When the Company lost its major customer, it commenced seeking out a sub-tenant to share the facility the Company occupies. Subsequent to fiscal 1999 year end, the Company successfully found a sub-tenant to occupy a portion of its facility and reduce the Company's facility costs.

         Other income and expense for fiscal 1999, 1998 and 1997 was primarily interest income of $39,000, $33,000 and $28,000 respectively; royalty income of $2,000, $7,000 and $10,000 respectively; and dividend and option income of $79,000, $55,000 and $47,000 respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

         The cash position at March 31, 1999 is $1,074,000 including Certificates of Deposit of $255,000. The Company has short-term marketable securities of $327,000.

         The Company has a current ratio of better than 8 to 1 at fiscal year end and no long-term debt.

         The Company believes that liquidity and working capital are adequate to fund the Company's operations and Capital requirements for the 2000 fiscal year.

         The Company continues to follow a plan to expand its distribution and sales base by focusing on profitable new accounts using outside sales professionals and electronic commerce.

         At March 31, 1999 the Company had net operating loss and general business tax credit carry forwards for income tax purposes of approximately $3,431,233 and $174,109 respectively, available to reduce future potential Federal income taxes.

         On December 8, 1998, the Company announced the signing of an agreement of its intent to merge with Pego Systems, Inc. of Long Beach, California. Pego Systems, Inc., an engineering and manufacturing Company, is a subsidiary of The Hartcourt Companies. The merger was subject to further due diligence and the signing of a definitive agreement as well as shareholder and regulatory approvals. As part of the transaction, PerfectData and PerfectData shareholders were to receive shares in The Hartcourt Companies. In reviewing the Pego financials prior to closing of the agreement, they reflected a slight loss for the year rather than the anticipated gain. Hartcourt has since spun off Pego Systems to Hartcourt shareholders, along with other assets, by distributing shares in ENOVA.

         Managements of both PerfectData and The Hartcourt Companies continue to seek ways to create shareholder value by addressing the needs of each entity and focusing on a transaction that is mutually beneficial.

         PerfectData's management continues its discussions with potential merger and joint venture partners including The Hartcourt Companies.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:


NAME                                AGE              POSITION
----                                ---              --------
Joseph Mazin                        52               President, Chief Executive
                                                     Officer, Director and
                                                     Chairman of the Board

Tracie Savage                       36               Director

Ronald M. Chodorow                  58               Director

Irene J. Marino                     55               Vice President Finance,
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

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

         The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company during each of the last three fiscal years by the Company's Chief Executive Officer. No other executive officer of the Company earned in excess of $100,000:

                           SUMMARY COMPENSATION TABLE

Name and                             Annual Compensation
Principal Position                  Year     Salary($) (1)
------------------                  ----     -------------
Joseph Mazin                        1999        $60,023
President, Chief                    1998         61,317
Executive Officer and               1997         63,365
Chairman of the Board

(1) There are no employment agreements or contracts between the Company and Joseph Mazin.


EMPLOYEE STOCK OPTION PLAN

         In 1979 the Company adopted its Employee Stock Option Plan and amended it in 1981 (the "1979 Plan"). The 1979 Plan, which expired December 31, 1988, provided for the grant of incentive stock options to officers and other key employees of the Company. The 1979 Plan covers an aggregate of 290,660 shares of Common Stock. During the year ended March 31, 1996, options to purchase 1,000 shares of Common Stock expired. There was no activity under the Plan during the year ended March 31, 1999. A total of 99,166 shares of Common Stock have been issued upon the exercise of options granted under the 1979 Plan. No options remain outstanding.


1985 EMPLOYEE STOCK OPTION PLAN

         In January 1985, the Board of Directors of the Company established the Company's 1985 Employee Stock Option Plan (the "1985 Plan"). In November 1985, the shareholders of the Company approved the Plan. The Board of Directors voted to extend the term of the plan by twelve months thereby making the new expiration date December 31, 1996. The 1985 Plan, provided for the grant of both non-qualified stock options and incentive stock options to officers and other key employees of the Company and for the grant of non-qualified stock options to non-employee Directors of the Company. The 1985 Plan covers an aggregate of 500,000 shares of Common Stock. At March 31, 1999, options covering a total of 103,000 shares of Common Stock were outstanding at an average exercise price of $ .9945 per share. Options covering a total of 290,250 shares of the Company's Common Stock have been cancelled through March 31, 1999. A total of 286,250 shares of Common Stock have been issued upon the exercise of options granted under the 1985 Plan. The 1985 Plan is administered by the Board of Directors of the Company. The exercise price of options granted must not be less than 100% of the fair market price of the Common Stock of the Company on the date of grant. The rate at which options granted under the 1985 Plan will be exercisable shall be determined by the

Board of Directors at the time of the grant of the option, provided that the option may become exercisable in full no faster than annually over a two-year period and no slower than annually over a five-year period. Options which have been granted under the 1985 Plan are exercisable annually with respect to 25% of the total number of shares covered by the option. Options may not be exercised after the expiration of ten years from the date of grant, are non-transferable, other than by will or inheritance, and may be exercised only while an optionee is employed by the Company, except that an option may provide that it will be wholly or partially exercisable (a) within three months after an optionee's termination of employment for any reason other than cause, (b) within one year after an optionee's termination of employment, if such employment is terminated by reason of the optionee's death or permanent disability or if the optionee dies or becomes permanently disabled within three months after the termination of the optionee's employment, and (c) within thirty days after the termination of an optionee's employment for cause. The termination of a non-employee Director's employment is deemed to occur on the termination of his status as a Director of the Company.


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

OPTION GRANTS, EXERCISES AND HOLDINGS

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         No stock options or stock appreciation rights (Scars) were granted to the Company's Chief Executive Officer named in the Summary Compensation Table during the fiscal year ended March 31, 1999.

         The following table provides certain summary information concerning the exercise of options during the 1999 fiscal year and unexercisable options held as of the end of the 1999 fiscal year by the Chief Executive Officer named in the Summary Compensation Table:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                           SHARES                           NUMBER OF                 VALUE OF
                           ACQUIRED                         UNEXERCISED               UNEXERCISED IN-THE-
                           ON               VALUE           OPTIONS HELD AT           MONEY OPTIONS
NAME                       EXERCISE         REALIZED        FISCAL YEAR END           AT FY-END (2)
                             (#)              ($)                (#)
Joseph Mazin                  -             $  -               90,000(1)                   $  -

(1)    As of March 31, 1999, all 90,000 options were exercisable.

(2) Such value is based upon the market value of the Company's Common Stock as of March 31, 1999, less the exercise price payable per share under such options.


DIRECTOR COMPENSATION

         No director receives cash compensation from the Company for services provided as a director. Non-employee directors may be granted non-qualified stock options as provided for under the Company's 1985 Employee Stock Option Plan ("1985 Plan"). During the fiscal year ended March 31, 1999, no new options were granted to non-employee directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         The following table sets forth, as of May 31, 1999, certain information with respect to all shareholders known by the Company to be beneficial owners of more than 5% of its outstanding common stock, all directors, and all officers and directors of the Company as a group:

NAME AND ADDRESS OF                                  NUMBER OF                          PERCENT OF
BENEFICIAL OWNER                                     SHARES (1)                         INTEREST (2)
-------------------                                  ----------                         ------------
Flamemaster Corporation                              613,497                            19.2
11120 Sherman Way
Sun Valley, CA 91252

Leland P. Polak and                                  316,000                            9.9
Mark E. Polak
11494 Burbank Blvd.
North Hollywood, CA 91601

William R. Woodward                                  213,349                            6.7
Successor & Special Trustee
Richard M. Drysdale Trust
116 26th Street
Santa Monica, CA 90402

Joseph Mazin                                         917,697 (3)(4)(5)                  25.9
110 West Easy Street                                         (6)(7)
Simi Valley, CA 93065

Ronald M. Chodorow                                    17,500                            (9)
23801 Calabasas Road, Suite 2035
Calabasas, CA 91302

Tracie Savage                                         10,100 (8)                        (9)
3000 W. Alameda Avenue
Burbank, CA 91523


All officers and directors                           946,297 (3)(4)(5)                  26.5
  as a group (4 persons)                                     (6)(7)(8)

(1) All shares are owned directly by the owner named in the table except as otherwise indicated in a footnote below.

(2) Percentages are based on the number of shares of Common Stock outstanding on May 31, 1999. There were 3,192,306 shares of Common Stock outstanding on May 31, 1999.

(3) Includes 613,497 shares owned by Flamemaster Corporation for which Mr. Mazin has voting power as President, Chairman and CEO of Flamemaster Corporation.

(4) Includes 37,700 shares owned by the Flamemaster Employees' Profit Sharing Plan for which Mr. Mazin is the fiduciary.

(5) Includes 30,500 shares owned by Altius Investment Corporation for which Mr. Mazin has shared voting power as Chairman of the Board of Altius Investment Corporation.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Mazin, President and Chief Executive Officer of the Registrant, is also President and Chief Executive Officer of Flamemaster Corporation, a publicly traded specialty chemicals manufacturer. Flamemaster Corporation has acted, in the normal course of its business, as a manufacturer of certain products for the Company. For the fiscal year, sales of products to the Company approximated $4,816.

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

           (b)    REPORTS ON FORM 8-K

                           No reports on Form 8-K were filed by the Company
                  during the last quarter of the fiscal year ended March 31, 1999.

                             PERFECTDATA CORPORATION

                                  SEC FORM 10-K

                            ITEMS 8, 14(a) AND 14(d)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


FINANCIAL STATEMENTS

Independent Auditors' Report - March 31, 1999

Balance Sheets - March 31, 1999 and 1998

Statements of Earnings -
   Years Ended March 31, 1999, 1998 and 1997

Statements of Shareholders' Equity -
   Years Ended March 31, 1999, 1998 and 1997

Statements of Cash Flows -
   Years Ended March 31, 1999, 1998 and 1997

Notes to Financial Statements


SCHEDULES

Valuation and Qualifying Accounts                                  Schedule VIII


         All other schedules are omitted as the required information is not applicable or the information is presented in the Financial Statements or Notes thereto.

[LETTERHEAD]

June 4, 1999

Board of Directors and Shareholders
PERFECTDATA CORPORATION
Simi Valley, California

We have audited the balance sheets of Perfectdata Corporation as of March 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for the years ended March 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of PerfectData Corporation, as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended March 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.


/s/ Beckman Kirkland & Whitney
Beckman Kirkland & Whitney
Agoura Hills, California

                              PERFECTDATA CORPORATION
                                  Balance Sheets
                  (Dollars in thousands, except number of shares)

                                                                                           March 31,
                                                                               -----------------------------------
                                                                                    1999               1998
                                                                               ---------------    ----------------
ASSETS
Current assets:
    Cash and cash equivalents, including
       short-term certificates of deposit of
       $255 in 1999 and $365 in 1998 (Note 2)                                   $       1,074      $        1,328
    Accounts receivable, less allowance for
       doubtful receivables of $9 and $12 in 1999
       and 1998, respectively (Note 2)                                                    186                 289
    Inventories (Note 4)                                                                  639                 571
    Prepaid expenses and other current assets                                              57                  87
    Marketable securities, short-term (Note 3)                                            327                 448
    Deferred income tax benefit (Note 8)                                                  113                  58
                                                                               ---------------    ----------------
       Total current assets                                                             2,396               2,781

Property, plant and equipment, net (Note 5)                                                86                 118
Deferred income tax benefit (Note 8)                                                       73                 123
Other assets, net                                                                          31                  31
                                                                               ---------------    ----------------
                                                                                $       2,586      $        3,053
                                                                               ---------------    ----------------
                                                                               ---------------    ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $         148      $          111
    Accrued expenses                                                                       86                  94
    Accrued salaries, wages and vacation                                                   47                  54
                                                                               ---------------    ----------------
       Total current liabilities                                                          281                 259
                                                                               ---------------    ----------------

Commitments and contingencies (Note 12)

Shareholders' equity (Notes 9 and 10)
    Preferred stock.  Authorized 2,000,000 shares; none issued.
    Common stock, no par value.  Authorized 10,000,000 shares;
    issued and outstanding 3,155,000 and 3,164,000 shares in 1999
    and 1998, respectively                                                              8,110               8,117
    Accumulated deficit                                                                (5,747)             (5,345)
    Allowance for loss on marketable securities                                           (58)                 22
                                                                               ---------------    ----------------
       Net shareholders' equity                                                         2,305               2,794
                                                                               ---------------    ----------------
                                                                                $       2,586      $        3,053
                                                                               ---------------    ----------------
                                                                               ---------------    ----------------

                   See accompanying notes to financial statements.

                              PERFECTDATA CORPORATION
                             Statements of Operations
              (Dollars in thousands, except per share information)

                                                                                   March 31,
                                                             ---------------------------------------------------
                                                                  1999               1998               1997
                                                             ----------------   ----------------    ------------
Net sales                                                     $        1,689     $        3,299      $    5,761
                                                             ----------------   ----------------    ------------
Costs and expenses
     Cost of goods sold                                                1,038              2,205           3,787
     Selling, general and
        administrative expenses                                        1,180              1,535           2,030
                                                             ----------------   ----------------    ------------

        Total costs and expenses                                       2,218              3,740           5,817
                                                             ----------------   ----------------    ------------

Income from operations                                                  (529)              (441)            (56)
                                                             ----------------   ----------------    ------------

Other income and (expense)
     Equity in earnings of affiliate                                       0                  0             (15)
     Interest income, net                                                 39                 33              28
     Other, net                                                           84                 41              68
                                                             ----------------   ----------------    ------------
        Total other income and (expense)                                 123                 74              81
                                                             ----------------   ----------------    ------------
Income from continuing
     operations before income taxes                                     (406)              (367)             25
Income tax benefit (or provision) (Note 8)                                 4               (250)           (290)
                                                             ----------------   ----------------    ------------
Income from continuing operations                                       (402)              (617)           (265)

Loss on disposal of discontinued operations                                0               (182)            (69)
                                                             ----------------   ----------------    ------------

Net income (loss)                                             $          (402)   $          (799)    $     (334)
                                                             ----------------   ----------------    ------------
                                                             ----------------   ----------------    ------------

Net income (loss) per common share:
     Basic:
        Income (loss) from continuing operations              $        (0.13)    $        (0.20)     $    (0.09)
        Loss on disposal of discontinued operations                     0.00              (0.06)          (0.02)
                                                             ----------------   ----------------    ------------
                                                              $        (0.13)    $        (0.26)     $    (0.11)
                                                             ----------------   ----------------    ------------
                                                             ----------------   ----------------    ------------

     Diluted:
        Income (loss) from continuing operations              $        (0.13)    $        (0.20)     $    (0.09)
        Loss on disposal of discontinued operations                     0.00              (0.06)          (0.02)
                                                             ----------------   ----------------    ------------
                                                              $        (0.13)    $        (0.26)     $    (0.11)
                                                             ----------------   ----------------    ------------
                                                             ----------------   ----------------    ------------

                   See accompanying notes to financial statements.

                              PERFECTDATA CORPORATION
                 Statements of Shareholders' Equity (Notes 8 and 9)
                                 (In thousands)

                                           Common Stock                            Allowance             Net
                                     -----------------------    Accumulated     for gain/(loss)     Shareholders'
                                       Shares       Amount        deficit        on mkt. sec.          equity
                                     ----------   ----------   --------------   ----------------   ----------------
Balance at March 31, 1996                3,069     $  8,026     $     (4,212)    $          (22)    $        3,792

Stock issued upon exercise of
stock options                               28           29                0                  0                 29

Stock repurchased and retired               (3)          (4)               0                  0                 (4)

Net unrealized gain/loss on
marketable securities                        0            0                0                 17                 17

Net loss                                     0            0             (334)                 0               (334)

                                     ----------   ----------   --------------   ----------------   ----------------
Balance at March 31, 1997                3,094     $  8,051     $     (4,546)    $           (5)    $        3,500
                                     ----------   ----------   --------------   ----------------   ----------------
                                     ----------   ----------   --------------   ----------------   ----------------

Stock issued upon exercise
of stock options                            70           66                0                  0                 66

Net unrealized gain/loss on
marketable securities                        0            0                0                 27                 27

Net loss                                     0            0             (799)                 0               (799)

                                     ----------   ----------   --------------   ----------------   ----------------
Balance at March 31, 1998                3,164     $  8,117     $     (5,345)    $           22     $        2,794
                                     ----------   ----------   --------------   ----------------   ----------------
                                     ----------   ----------   --------------   ----------------   ----------------

Stock repurchased and retired               (9)          (7)                                                    (7)

Net unrealized gain/loss on
marketable securities                                                                       (80)               (80)

Net loss                                                                (402)                                 (402)

                                     ----------   ----------   --------------   ----------------   ----------------
Balance at March 31, 1999                3,155     $  8,110     $     (5,747)    $          (58)    $        2,305
                                     ----------   ----------   --------------   ----------------   ----------------
                                     ----------   ----------   --------------   ----------------   ----------------

                   See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
                            Statements of Cash Flows
                             (Dollars in thousands)

                                                                                     March 31,
                                                                    ------------------------------------------
                                                                        1999            1998          1997
                                                                    -------------   -------------   ----------
Cash flows from operating activities:
    Net income (loss)                                                $      (402)    $      (799)    $   (334)
    Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
       (Gain) loss on disposal of discontinued operations                      0             181          111
       Depreciation and amortization                                          36              39           95
       Provision for doubtful receivables                                     (3)              3           (2)
       Unrealized (gain) loss on marketable securities                       (80)              0           17
       Deferred income tax (benefit) provision                                (4)            250          290
       Decrease (increase) in litigation deposit                               0             305            0
       (Increase) decrease in accounts receivable                            106             416          198
       (Increase) decrease in inventories                                    (68)            612           62
       (Increase) decrease in prepaid expenses and
       other current assets                                                   28             (10)           8
       (Increase) decrease in other assets                                     0               0          (13)
       Increase (decrease) in accounts payable                                38            (213)         (49)
       Increase (decrease) in accrued expenses                                (9)            (59)         (39)
       Decrease in accrued salaries, wages and vacation                       (7)             (3)         (13)
                                                                    -------------   -------------   ----------
    Net cash provided (used) by operating activities                        (365)            722          331
                                                                    -------------   -------------   ----------

    Cash flows from investing activities:
       Purchases of property, plant and equipment                             (4)             (2)          (2)
       Decrease (increase) in investment in affiliated company                 0               5           17
       (Increase) decrease in investment securities, net                     122             (22)         (76)
                                                                    -------------   -------------   ----------
    Net cash provided (used) in investing activities                         118             (19)         (61)
                                                                    -------------   -------------   ----------

    Cash flows from financing activities:
       Exercise of stock options                                               0              66           29
       Repurchase of common stock                                             (7)              0           (4)
                                                                    -------------   -------------   ----------
    Net cash provided (used) by financing activities                          (7)             66           25
                                                                    -------------   -------------   ----------

    Net cash provided (used) by continuing operations                       (254)            769          295
    Cash provided (used) by discontinued operations                            0            (332)         (76)
                                                                    -------------   -------------   ----------
    Increase (decrease) in cash and cash equivalents                        (254)            437          219

    Cash and cash equivalents at beginning of year                         1,328             891          672
                                                                    -------------   -------------   ----------
    Cash and cash equivalents at end of year                         $     1,074     $     1,328     $    891
                                                                    -------------   -------------   ----------
                                                                    -------------   -------------   ----------

    Supplemental disclosure of cash flow information:
    Cash paid during the year for income tax                         $         -     $         -     $      -
                                                                    -------------   -------------   ----------
                                                                    -------------   -------------   ----------
    Cash paid during the year for interest                           $         -     $         -     $      -
                                                                    -------------   -------------   ----------
                                                                    -------------   -------------   ----------


                See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                   Years ended March 31, 1999, 1998, and 1997

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

                             PERFECTDATA CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   Years ended March 31, 1999, 1998, and 1997

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

EARNINGS PER COMMON SHARE

Basic earnings per common share is based on the weighted average number of shares outstanding during each of the respective periods. Diluted earnings per share is not presented, as the effect is antidilutive. The weighted average number of shares outstanding during fiscal 1999 was 3,158,671.

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

As of March 31, 1999 the Company had approximately $964,000 of cash and cash equivalents in three banks which exposes the Company to concentration of credit risk. The cash deposited at each bank is federally insured up to $100,000.

The Company sells its principal products to a number of customers in the retail industry. As of March 31, 1999, approximately 34%, 13% and 29% of recorded trade receivables were from two wholesale/discount merchants and one foreign distributor, respectively. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial conditions but does not generally require collateral. New customers requiring large credit accounts are required to provide letters of credit.

                             PERFECTDATA CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   Years ended March 31, 1999, 1998, and 1997

NOTE 3 - MARKETABLE SECURITIES:

Marketable securities classified as current assets at March 31, 1999, include the following (dollars in thousands):

                                                           FAIR VALUE            COST
                                                          ------------       ------------
   Other government obligations                           $         26       $         27
   Marketable equity securities                                    301                359
                                                          ------------       ------------
                                                          $        327       $        386
                                                          ------------       ------------
                                                          ------------       ------------

The contractual maturities of debt securities available for sale at March 31, 1999, follows:

                                                           FAIR VALUE            COST
                                                          ------------       -------------
   Due after ten years                                    $         26       $          27
                                                          ------------       -------------
                                                          $         26       $          27
                                                          ------------       -------------
                                                          ------------       -------------


Net unrealized holding gains (losses) at March 31, 1999 and 1998, were approximately ($58,448) and $22,100, respectively. During the year ended March 31, 1999, realized gains and losses from the sale of securities were $2,228 and $7,821, respectively.

NOTE 4 - INVENTORIES:

Inventories, consisting of materials, labor and other costs, are stated at the lower of cost (determined by the first-in, first-out method) or market and are summarized as follows (dollars in thousands):

                                                           MARCH 31,
                                                ------------------------------
                                                   1998               1998
                                                ----------        ------------
   Raw materials                                $     243           $     238
   Work in process                                     63                  68
   Finished products                                  333                 265
                                                ---------           ---------

                                                $     639           $     571
                                                ---------           ---------
                                                ---------           ---------

                             PERFECTDATA CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   Years ended March 31, 1999, 1998 and 1997

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of (dollars in thousands):

                                                                MARCH 31,
                                                    -------------------------------
                                                       1999                1998
                                                    ----------           ----------
   Machinery and equipment                          $      452           $      467
   Furniture and fixtures                                  124                  149
   Tooling                                                 387                  444
   Leasehold improvements                                  155                  155
                                                    ----------           ----------
                                                         1,118                1,215

     Less accumulated depreciation                      (1,032)              (1,097)
                                                    ----------           ----------

                                                    $       86           $      118
                                                    ----------           ----------
                                                    ----------           ----------

Depreciation expenses for the years ended March 31, 1999, 1998 and 1997 were $36,000, $39,000 and $95,000, respectively.


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

Prior to fiscal 1998, the Company recognized a loss from Starnet of $14,742 in 1997 and income of $183 in 1996. During fiscal 1998, the Company reduced its ownership interest in Starnet to 15%. The Company reclassified the investment as marketable securities available for sale, accounted for under the Cost Method. The Company's cost basis in this investment was $5,399 at March 31, 1999.


NOTE 7 - NOTE PAYABLE:

During fiscal 1996, 1997 and up until August 31, 1997, the Company had a $1,000,000 line of credit agreement with a bank. This line of credit was secured by accounts receivable, inventory, equipment and general intangibles. The agreement subjected the Company to certain covenants related to liquidity, capital expenditures and commitments, net worth and the reacquisition of stock. Interest on outstanding borrowings was payable monthly at prime plus 1.25%. The agreement expired August 31, 1997 and was not renewed. No borrowings were outstanding at March 31, 1999 or 1998.

                             PERFECTDATA CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   Years ended March 31, 1999, 1998, and 1997

NOTE 8 - INCOME TAXES:

The components of the income tax (benefit) provision attributable to continuing operations were (dollars in thousands):

                                                                              MARCH 31,
                                                       -------------------------------------------------------
                                                            1999                1998                  1997
                                                       --------------      --------------        -------------
   Current:
      Federal                                            $         -       $          -          $           -
      State                                                        1                  1                      1
                                                         -------------     ------------          -------------
                                                                   1                  1                      1
   Deferred:
      Net increase (decrease) in deferred tax asset               (5)                 4                    (43)
      (Increase) decrease in benefit of NOL
        carryforwards                                           (180)              (132)                    96
      Increase (decrease) in valuation allowance                 180                377                    236
                                                         -------------     ------------          -------------
                                                         $        (4)      $        250          $         290
                                                         -------------     ------------          -------------
                                                         -------------     ------------          -------------

At March 31, 1999, the Company had net operating loss (NOL) carryforwards of approximately $3,431,233 for federal income tax purposes expiring in varying amounts through 2014. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2001 if not utilized. Additionally, the Company has general business tax credit carryforwards of $174,109 which will begin to expire in 1999.

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

                             PERFECTDATA CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   Years ended March 31, 1999, 1998, and 1997


NOTE 8 - INCOME TAXES (CONTINUED):

SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Management has determined that future taxable income of the Company will more likely than not be insufficient to realize the recorded deferred tax asset of $1,234,687, and has recorded a valuation allowance of $1,234,687.

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

The following reconciles the federal statutory income tax rate to the effective rate of the provision for income taxes.

                                                                            MARCH 31,
                                                            ------------------------------------------
                                                              1999           1998              1997
                                                            ---------      ---------        ----------
      Federal statutory rate                                   34.0 %         34.0 %             34.0%
      Increases (reductions) in taxes due to:
        State income taxes (net of federal benefit)             0.2 %          0.3 %              4.0%
        Valuation allowance adjustment                        (35.2)%       (103.0)%          1,122.0%
        Other, net                                                0 %          0.6 %              0.0%
                                                            ---------      ---------        ----------
                                                               (1.0)%        (68.1)%          1,160.0%
                                                            ---------      ---------        ----------
                                                            ---------      ---------        ----------

NOTE 9 - SHAREHOLDERS' EQUITY:

The articles of incorporation authorize a class of preferred stock issuable in classes and series with such designations, voting rights, redemption provisions, dividend rates, liquidation and conversion rights and other preferences and limitations as may be determined by the Board of Directors. No preferred stock was outstanding at March 31, 1999 or 1998.

During the year ended March 31, 1999, the Company reacquired approximately 8,800 shares of its common stock.

                             PERFECTDATA CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   Years ended March 31, 1999, 1998, and 1997

NOTE 10 - STOCK OPTION AND BONUS PLANS:

During November 1985, the Company adopted the 1985 stock option plan to grant incentive and nonqualified stock options to officers and key employees of the Company for the purchase of up to 500,000 shares of the Company's common stock. During fiscal year 1997, the board of directors voted to extend the term of the plan by 12 months thereby making the expiration date December 31, 1996. Under the plan, options were granted at prices equal to or greater than fair market value at date of grant. The shares, subject to various limitations, are exercisable over terms not to exceed ten years. No options were granted during the years ended March 31, 1998 or 1999. A total of 286,250 options were exercised as of March 31, 1999, with 103,000 options left outstanding.

Activity under the plan is summarized as follows:

                                                                               OPTION PRICE
                                                            NUMBER OF           PER SHARE
                                                             SHARES             (AVERAGE)              AGGREGATE
                                                           ----------          -----------            ------------
   Options outstanding at March 31, 1996                    199,500                  .970               206,195

   Options granted                                           14,500                2.0625                29,906

   Options exercised                                        (27,500)               1.0625               (29,219)

   Options cancelled or expired                                   -                     -                     -
                                                            -------           -----------            ----------

   Options outstanding at March 31, 1997                    199,500                1.0370               206,882

   Options exercised                                        (70,000)                .9375               (65,625)

   Options cancelled or expired                             (11,500)               1.3102               (15,068)
                                                            -------           -----------            ----------

   Options outstanding at March 31, 1998                    118,000                1.0694               126,189
                                                            -------           -----------            ----------
                                                            -------           -----------            ----------

   Options cancelled or expired                             (15,000)               1.5833               (23,750)
                                                            -------           -----------            ----------

    Options outstanding at March 31, 1999                   103,000           $     .9945            $  102,439
                                                            -------           -----------            ----------
                                                            -------           -----------            ----------

                             PERFECTDATA CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   Years ended March 31, 1999, 1998, and 1997


NOTE 11 - MAJOR CUSTOMER AND EXPORT SALES:


During the year ended March 31, 1999 two customers accounted for more than 10% of sales. These customers accounted for 14% of sales each.

During the year ended March 31, 1998, one customer accounted for more than 10% of sales. This customer, a large consumer discount house, accounted for 23% of sales for fiscal 1998. In June of 1997, the Company learned that this customer would not renew its purchase agreement for the next year and orders from the customer ceased in August, 1997. The loss of this customer has had a significant adverse effect on the Company's revenues. For fiscals 1999, 1998 and 1997, sales to this customer were approximately $0, $759,000, and $2,403,000, respectively.

In addition, the Company had export sales to unaffiliated customers as follows (dollars in thousands):

                                         YEAR ENDED MARCH 31,
                              -------------------------------------
                                  1999        1998            1997
                                -------      -------        -------
Europe                          $   110      $   242        $   209
Canada                               16          199            326
Australia                           -             20             32
Africa                                9           30             36
Far East                             22           19             26
Other geographic areas                3           16             20
                                -------      -------        -------
                                $   160      $   526        $   649
                                -------      -------        -------
                                -------      -------        -------


Operations by geographic area are summarized as follow (dollars in thousands):

                                         YEAR ENDED MARCH 31,
                              -------------------------------------
                                  1999        1998            1997
                                -------      -------        -------
Net Sales:
Domestic customers              $ 1,529      $ 2,773        $ 5,112
International                       160          526            649
                                -------      -------        -------
Total                           $ 1,689      $ 3,299        $ 5,761
                                -------      -------        -------
                                -------      -------        -------

                             PERFECTDATA CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   Years ended March 31, 1999, 1998, and 1997

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

The Company leases facilities under noncancelable operating leases that expires September 20, 2002. Rental expense was $136,000, $117,000, and $117,000 for the years ended March 31, 1999, 1998, and 1997, respectively.

Minimum annual rental commitments under operating leases are summarized as follows (in thousands):

              2000                      129
              2001                      133
              2002                      138
              2003                       69
                                     ------
                                     $  469
                                     ------
                                     ------

A lawsuit was filed against PerfectData in the Superior Court of Orange County, California on May 11, 1995. The lawsuit involves product liability resulting in a loss of life. On June 4, 1996, judgement was found in favor of the Company with no liability. The plaintiff has appealed this ruling and the court has ordered a hearing in which oral arguments will be heard. Due to a backlog in the courts, the hearing is not scheduled until late 1999. PerfectData has little, if any, exposure in this matter as they are covered by a general liability policy issued by CNA Insurance with liability limits of $6,000,000. All court costs are being borne by CNA Insurance.

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

                             PERFECTDATA CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   Years ended March 31, 1999, 1998, and 1997


NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED):


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

In an unrelated case, the past CFO of Permabyte Magnetics, Inc. (PMI) has brought an action for unpaid wages and fraudulent conveyence against PMI, the Company, the Company's chairman and a director of the Company. The former CFO claimed that PMI owed her approximately $30,000 for unpaid vacation which had accrued prior to her termination.

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

In March of 1999, the parties agreed to a settlement and Mutual Release of All Claims, whereby the Company paid the former CFO $14,000 to fully and completely settle the action. The Company paid the $14,000 in May of 1999, and the court dismissed the action without prejudice.

                             PERFECTDATA CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   Years ended March 31, 1999, 1998, and 1997


NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED):

Quarterly financial data from continuing operations for the eight quarters ended March 31, 1997 is summarized as follows (dollars in thousands, except per share amounts):

                              June 30,        September 30,     December 31,      March 31,
                                1998              1998              1998             1999
                              -------         -------------     ------------      ---------
Net sales                     $   452           $   423           $   396           $   418
Gross profit                      166               175               151               159
Net earnings                      (72)             (101)             (102)             (127)
Earnings per share               (.02)             (.04)             (.03)             (.04)
Weighted average
  shares outstanding            3,164             3,161             3,156             3,155
                              -------           -------           -------           -------
                              -------           -------           -------           -------

                              June 30,        September 30,     December 31,      March 31,
                                1997              1997              1997             1998
                              -------         -------------     ------------      ---------

Net sales                     $ 1,452          $   740           $   525           $   582
Gross profit                      482              270               216               126
Net earnings                       11             (104)              (16)             (408)
Earnings per share                .00             (.03)             (.04)             (.13)
Weighted average
  shares outstanding            3,094            3,094             3,143             3,164
                              -------           -------           -------           -------
                              -------           -------           -------           -------



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

                             PERFECTDATA CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                   Years ended March 31, 1999, 1998, and 1997

NOTE 14 - DISCONTINUED OPERATION (CONTINUED):

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

                             PERFECTDATA CORPORATION
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                        ADDITIONS

                                                                                             CHARGED
                                                                 BALANCE      CHARGED TO     TO OTHER                     BALANCE
                                                                BEGINNING      COSTS AND     ACCOUNTS     DEDUCTIONS     AT END OF
                                                                 PERIOD        EXPENSES      DESCRIBE      DESCRIBE       PERIOD
                                                                ---------     ----------     ---------    ----------     ---------
Year ended March 31, 1999
  Deducted from asset accounts:
   Allowance for doubtful accounts                              $  12,000      $     -       $     -       $  (3,000)     $   9,000
   Allowance for inventory reserves                               120,000          2,000           -             -          122,000
   Allowance for net unrealized (gains)
    losses on marketable equity
    securities-current                                            (22,000)           -          80,000           -           58,000
                                                                ---------      ---------     ---------     ---------      ---------

         TOTAL                                                  $ 110,000      $   2,000     $  80,000     $  (3,000)     $ 189,000
                                                                ---------      ---------     ---------     ---------      ---------
                                                                ---------      ---------     ---------     ---------      ---------


Year ended March 31, 1998
  Deducted from asset accounts:
   Allowance for doubtful accounts                              $   9,000      $   3,000     $     -       $     -        $  12,000
   Allowance for inventory reserves                                40,000         80,000           -             -          120,000
   Allowance for net unrealized (gains)
    losses on marketable equity
    securities-current                                              5,000            -             -         (27,000)       (22,000)
                                                                ---------      ---------     ---------     ---------      ---------

         TOTAL                                                  $  54,000      $  83,000     $     -       $ (27,000)     $ 110,000
                                                                ---------      ---------     ---------     ---------      ---------
                                                                ---------      ---------     ---------     ---------      ---------


Year ended March 31, 1997
  Deducted from asset accounts:
   Allowance for doubtful accounts                              $  11,000      $     -       $     -       $   2,000      $   9,000
   Allowance for inventory reserves                               155,000            -             -         115,000         40,000
   Allowance for net unrealized
    losses on marketable equity
    securities-current                                             22,000            -             -          17,000          5,000
                                                                ---------      ---------     ---------     ---------      ---------

         TOTAL                                                  $ 188,000      $     -       $     -       $ 134,000      $  54,000
                                                                ---------      ---------     ---------     ---------      ---------
                                                                ---------      ---------     ---------     ---------      ---------

                 See accompanying notes to financial statements.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PERFECTDATA CORPORATION



                                        By: Joseph Mazin
                                            -----------------------
                                            Joseph Mazin, President

Date:  June 22, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 22, 1999.

  SIGNATURE                                     TITLE
  ---------                                     -----

Joseph Mazin                            President, Chief Executive Officer,
-------------------                     Director and Chairman of the
Joseph Mazin                            Board (Principal Executive Officer)

Irene J. Marino                         V.P. Finance, Chief Financial Officer
-------------------                     and Corporate Secretary (Principal
Irene J. Marino                         Financial and Accounting Officer)

Tracie Savage                           Director
-------------------
Tracie Savage

Ronald M. Chodorow                      Director
-------------------
Ronald M. Chodorow

                          INDEX TO EXHIBITS


        EXHIBIT NO.                 DESCRIPTION OF EXHIBIT
        -----------                 --------------------------------------

           3.1                      Articles of Incorporation as
                                    amended to date(7)

           3.2                      Bylaws as amended to date(15)

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

----------

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

(15)  Filed herewith.