Form 10-Q
period 1999-06-30
PERFECTDATA CORP
filed 1999-08-12
CIK 719662

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1999                   Commission File Number 0-12817


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

As of July 31, 1999, there were 3,212,306 shares of common stock outstanding.

                            PERFECTDATA CORPORATION


                                     INDEX


                                                                      Page
                                                                      ----
PART I.  FINANCIAL INFORMATION

         Balance Sheets - June 30, 1999 and
         March 31, 1999                                                2

         Statements of Earnings - quarters
         ended June 30, 1999 and 1998                                  3

         Statements of Shareholders' Equity -
         three months ended June 30, 1999                              4

         Statements of Cash Flows - three months
         ended June 30, 1999 and 1998                                  5

         Notes to Financial Statements                               6 - 8

         Management's discussion and analysis of
         financial condition and results of
         operations                                                  9 - 11


PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                     12


                            PERFECTDATA CORPORATION
                                BALANCE SHEETS
                                  (Unaudited)
                (Dollars in thousands, except number of shares)


                                                         June 30,                      March 31,
                                                           1999                          1999
                                                         --------                      ---------
ASSETS

Current assets
  Cash and cash equivalents, including
    short-term certificates of deposit of
    $255 at June and at March                            $ 1,094                       $ 1,074
  Accounts receivable, less allowance
    for doubtful receivables of
    $12 at June and $9 at March                              317                           186
  Inventories                                                623                           639
  Prepaid expenses and other current assets                   41                            57
  Marketable securities, short-term                          607                           327
  Deferred income tax benefit                                 94                           113
                                                         --------                      ---------

    Total current assets                                   2,776                         2,396

Property, plant and equipment, net                            78                            86
Deferred Income Tax benefit                                   72                            73
Other assets, net                                             31                            31
                                                         --------                      ---------
                                                         $ 2,957                       $ 2,586
                                                         --------                      ---------
                                                         --------                      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                       $   246                       $   149
  Accrued expenses                                           105                            85
  Accrued salaries, wages and vacation                        46                            47
                                                         --------                      ---------
    Total current liabilities                                397                           281
                                                         --------                      ---------

Shareholders' equity:
  Preferred stock.  Authorized 2,000,000
    shares; none issued                                        -                             -
  Common stock, no par value.  Authorized
    10,000,000 shares; issued and
    outstanding 3,192,306 shares at
    June and 3,154,806 shares at March                     8,136                         8,110
   Accumulated deficit                                    (5,818)                       (5,747)
Allowance for gain (loss) on
  marketable securities                                      242                           (58)
                                                         --------                      ---------

Net shareholders' equity                                   2,560                         2,305
                                                         --------                      ---------
                                                         $ 2,957                       $ 2,586
                                                         --------                      ---------
                                                         --------                      ---------


See accompanying notes to financial statements.

                            PERFECTDATA CORPORATION
                STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                  (Unaudited)


--------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                  June 30,
                                                              1999        1998
--------------------------------------------------------------------------------
Net Sales                                                    $  524      $  452
Costs and Expenses:
  Cost of sales                                                 330         286
Selling, general and administrative                             288         290
                                                             -------------------
                  Total costs and expenses                      618         576

Income (loss) from operations                                   (94)       (124)
                                                             -------------------
Other income and (expense):
  Interest income, net                                            5           7
  Other, net                                                     39          41
                                                             -------------------
                  Total other income and (expense)               44          48
                                                             -------------------

Income (loss) before income taxes                               (50)        (76)
Income tax (provision) benefit                                  (21)          4
                                                             -------------------

Net income (loss)                                               (71)        (72)

Other Comprehensive Income,
  Net of Income Tax

  Unrealized holdings gain (loss)                               177         (30)
                                                             -------------------

Comprehensive income (loss)                                  $  106      $ (102)
                                                             -------------------
                                                             -------------------

Net income (loss) per common share                           $(0.02)     $(0.02)
                                                             -------------------
                                                             -------------------

Weighted average shares outstanding                           3,175       3,164



See accompanying notes to financial statements.

                            PerfectData Corporation
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


------------------------------------------------------------------------------------------------
(In thousands)

Period from March 31, 1999 through June 30, 1999
------------------------------------------------------------------------------------------------
                               Common Stock                        Allowance            Net
                             ----------------    Accumulated    for gain/(loss)    shareholders
                             Shares    Amount      deficit        on mkt. sec.        equity
------------------------------------------------------------------------------------------------
Balance at
  March 31, 1999              3,155    $8,110      $(5,747)          $(58)            $2,305

Stock Issued for Services        37        26            -              -                 26

Net unrealized gain/
  (loss) on marketable
  securities                      -         -            -            300                300

Net earnings (loss)               -         -          (71)             -                (71)
------------------------------------------------------------------------------------------------
Balance at
  June 30, 1999               3,192    $8,136      $(5,818)          $242             $2,560
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                            PERFECTDATA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)


                                                             Three Month Period Ended
                                                                     June 30,
                                                            -------------------------
                                                             1999              1998
                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $  (71)           $  (72)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation and amortization                                 7                 9
   Stock Issued for Services                                    26                 -
   Deferred income tax (benefit) provision                      21                (4)
  (Increase) decrease in accounts
     receivable                                               (131)               22
   (Increase) decrease in inventories                           16                 3
  (Increase) decrease in prepaid
     expenses and other current assets                          16                46
   (Increase) decrease in other assets                           -                 -
 Increase (decrease) in accounts
     payable                                                    97               (32)
   Increase (decrease) in accrued
     expenses                                                   20                (1)
   Increase (decrease) in accrued
     salaries, wages and vacation                               (1)               (4)
                                                            ------            ------

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                                           -               (33)
                                                            ------            ------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant, and
  equipment                                                 $    -            $    -
(Increase) decrease in investment
  securities, net                                               20              (130)
                                                            ------            ------

NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                                          20              (130)
                                                            ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options                                        -                 -
Repurchase of common stock                                       -                 -
                                                            ------            ------

NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                                           -                 -
                                                            ------            ------

Increase (decrease) in cash and
  cash equivalents                                              20              (163)
Cash and cash equivalents at
  beginning of period                                        1,074             1,328
                                                            ------            ------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                             $1,094            $1,165
                                                            ------            ------
                                                            ------            ------


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

2. In the opinion of the Company, the unaudited financial statements contained in this report have been prepared on a basis consistent with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. All adjustments included in the financial statements are of a normal recurring nature and are necessary to present fairly the Company's financial position as of June 30, 1999 and the results of its operations and cash flows for the three months ended June 30, 1999 and 1998.

3. Marketable securities classified as current assets at June 30, 1999, include the following (dollars in thousands):


                                            Fair Value       Cost
                                            ----------       ----
    Other Government Obligations               $ 26          $ 26
    Marketable equity securities                581           339
                                               ----          ----
                                               $607          $365
                                               ----          ----
                                               ----          ----


4. Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at June 30, 1999 and March 31, 1999 consist of the following:


         (In thousands)
                                    June 30, 1999      March 31, 1999
                                    -------------      --------------
         Raw materials                   $237               $243
         Work in process                   62                 63
         Finished products                324                333
                                         ----               ----

                                         $623               $639
                                         ----               ----
                                         ----               ----


5.  Property, plant and equipment consist of (dollars in thousands):


                                        June 30, 1999          March 31, 1999
                                        -------------          --------------
     Machinery and equipment               $   452                $   452
     Furniture and fixtures                    124                    124
     Tooling                                   387                    387
     Leasehold improvements                    155                    155
                                           -------                -------
                                             1,118                  1,118

        Less accumulated
          depreciation                      (1,040)                (1,032)
                                           -------                -------

                                           $    78                $    86
                                           -------                -------
                                           -------                -------


6. The components of the income tax (benefit) provision were (dollars in thousands):


                                                             June 30, 1999
                                                             -------------
     Current:
        Federal                                                  $  -
        State                                                       1
                                                                 ----
                                                                    1
     Deferred:
        Net (increase) decrease in
          deferred tax asset                                       20
        (Increase) decrease in benefit of
          NOL carryforwards                                       (18)
        Increase (decrease) in valuation allowance                 18
                                                                 ----
                                                                 $ 21
                                                                 ----
                                                                 ----


At June 30, 1999, the Company had net operating loss (NOL) carryforwards of approximately $3,474,000 for federal income tax purposes expiring in varying amounts through 2019. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2001 if not utilized. Additionally, the Company has general business tax credit carryforwards of $174,109 which will begin to expire in 1999.

SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Management has determined that future taxable income of the Company will likely not be sufficient to realize the recorded deferred tax asset of $1,253,000. As such, the Company has recorded a valuation allowance of $1,253,000.

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

7. During the quarter ended June 30, 1999, the Company issued 37,500 shares of the Company's Common Stock as a form of compensation to retain the Hudson Consulting Group, Inc. to assist the Company in acquisitions and mergers and assist with creating a market for the securities of the Company.

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

Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales for the first fiscal quarter ended June 30, 1999 increased approximately 16% to $524,000 from $452,000 in the year-earlier period. Since the loss of the Company's major customer in fiscal 1997, the Company has been pursuing new customers as well as increasing business with its existing customers. During the current quarter the Company has continued to cut its overhead costs by tightly controlling expenditures and successfully finding a sub-tenant to occupy a portion of its facility, thereby helping to reduce the Company's overhead costs.

The loss from operations for the first fiscal quarter ended June 30, 1999 was $94,000 compared to a loss of $124,000 in the year-earlier period. The loss before income taxes was $50,000 compared to a loss of $76,000 in the year-earlier period. The net loss was $71,000 or $.02 per share compared to a net loss of $72,000 or $.02 per share in the year-earlier period.

During the quarter ended June 30, 1999, the Company signed an agreement with the Hudson Consulting Group, Inc. to assist the Company in acquisitions and mergers and assist with creating a market for the securities of the Company. For the quarter, the Company issued shares of its Common Stock to the Hudson Consulting Group as a retainer. Included in Selling, General and Administrative Expenses is $26,366 consulting expense which represents the value of the 37,500 shares issued.

Also during the quarter ended June 30, 1999, the Company received shares of stock in Staruni Corporation as consideration for the Company providing consulting services to Staruni regarding mergers and acquisitions. Included in Other Income is $13,000, which represents the value of the shares received.

PerfectData's management continues its discussions with potential merger and joint venture entities and continues to seek strategic growth opportunities.

LIQUIDITY AND CAPITAL RESOURCES

The cash position at June 30, 1999 is $1,094,000 including certificates of deposit of $255,000. Working capital at June 30, 1999 is $2,379,000 compared to $2,115,000 at March 31, 1999.

Management believes that the Company's liquidity and working capital requirements are adequate to fund the Company's Operations and Capital requirements for the 2000 fiscal year.

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

                                            PERFECTDATA CORPORATION


Date: August 10, 1999                       Joseph Mazin
      ---------------                       ---------------------------
                                            Joseph Mazin
                                            President,
                                            Chief Executive Officer and
                                            Chairman of the Board


Date: August 10, 1999                       Irene J. Marino
      ---------------                       ---------------------------
                                            Irene J. Marino
                                            Corporate Secretary,
                                            V.P. Finance and
                                            Chief Financial Officer