Form 10-Q
period 1999-09-30
PERFECTDATA CORP
filed 1999-11-10
CIK 719662

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999              Commission File Number 0-12817


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

As of October 31, 1999, there were 3,249,806 shares of common stock outstanding.

                             PERFECTDATA CORPORATION


                                      INDEX


                                                                                       PAGE
                                                                                       ----
PART I.            FINANCIAL INFORMATION

                   Balance Sheets - September 30, 1999 and
                   March 31, 1999                                                        2

                   Statements of Earnings and Comprehensive Income
                   - quarters ended September 30, 1999 and 1998
                   and six months ended September 30, 1999
                   and 1998                                                              3

                   Statements of Shareholders' Equity -
                   six months ended September 30, 1999                                   4

                   Statements of Cash Flows - six months
                   ended September 30, 1999 and 1998                                     5

                   Notes to Financial Statements                                       6 - 8

                   Management's discussion and analysis of
                   financial condition and results of
                   operations                                                          9 - 11


PART II.           OTHER INFORMATION

                   Item 4.          Submission of Matters to a Vote
                                    of Security Holders                                  12

                   Item 6.          Exhibits and Reports on Form 8-K                     12


                             PERFECTDATA CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)
                 (Dollars in thousands, except number of shares)


                                                                 September 30,                  March 31,
                                                                     1999                          1999
                                                                 ------------                   ---------
ASSETS

Current assets
  Cash and cash equivalents, including
    short-term certificates of deposit of
    $255 at September and at March                                  $ 1,045                      $ 1,074
  Accounts receivable, less allowance
    for doubtful receivables of
    $73 at September and $9 at March                                    258                          186
  Inventories                                                           496                          639
  Prepaid expenses and other current assets                              41                           57
  Marketable securities, short-term                                     452                          327
  Deferred income tax benefit                                           113                          113
                                                                    -------                      -------

   Total current assets                                               2,405                        2,396

Property, plant and equipment, net                                       71                           86
Deferred Income Tax benefit                                              71                           73
Other assets, net                                                        31                           31
                                                                    -------                      -------
                                                                    $ 2,578                      $ 2,586
                                                                    -------                      -------
                                                                    -------                      -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                  $    97                      $   149
  Accrued expenses                                                      100                           85
  Accrued salaries, wages and vacation                                   39                           47
                                                                    -------                      -------

    Total current liabilities                                           236                          281
                                                                    -------                      -------

  Deferred Income Tax liability                                          34                            -
                                                                    -------                      -------
    Total Liabilities                                                   270                          281

Shareholders' equity:
  Preferred stock.  Authorized 2,000,000
    shares; none issued                                                   -                            -
  Common stock, no par value.  Authorized
    10,000,000 shares; issued and
    outstanding 3,249,806 shares at
    Sept. and 3,154,806 shares at March                               8,181                        8,110
  Accumulated deficit                                                (5,953)                      (5,747)
Allowance for gain (loss) on
  marketable securities                                                  80                          (58)
                                                                    -------                      -------

Net shareholders' equity                                              2,308                        2,305
                                                                    -------                      -------
                                                                    $ 2,578                      $ 2,586
                                                                    -------                      -------
                                                                    -------                      -------

See accompanying notes to financial statements.

                             PerfectData Corporation
                 STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                   (Unaudited)



-----------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                        Three Months Ended                      Six Months Ended
                                                                           September 30,                          September 30,

                                                                        1999         1998                      1999          1998
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                              $ 472        $ 423                      $ 996         $ 875
Costs and Expenses:
  Cost of sales                                                          318          248                        648           534
Selling, general and administrative                                      327          278                        615           568
                                                                -------------------------------------------------------------------
                Total costs and expenses                                 645          526                      1,263         1,102

Income (loss) from operations                                           (173)        (103)                      (267)         (227)
                                                                -------------------------------------------------------------------
Other income and (expense):
  Interest income, net                                                     6            7                         11            14
  Other, net                                                              48           18                         87            59
                                                                -------------------------------------------------------------------
              Total other income and (expense)                            54           25                         98            73
                                                                -------------------------------------------------------------------

Income (loss) before income taxes                                       (119)         (78)                      (169)         (154)
Income tax (provision) benefit                                           (16)         (23)                       (37)          (19)
                                                                -------------------------------------------------------------------

Net income (loss)                                                       (135)        (101)                      (206)         (173)

Other Comprehensive Income,
Net of Income Tax

Unrealized holdings gain (loss)                                          (96)         (41)                        81           (71)
                                                                -------------------------------------------------------------------

Comprehensive income (loss)                                           $ (231)      $ (142)                    $ (125)       $ (244)
                                                                ===================================================================

Net income (loss) per common share                                    $ (.04)      $ (.03)                    $ (.06)       $ (.05)
                                                                ===================================================================

Weighted average shares outstanding                                    3,224        3,161                      3,200         3,162



See accompanying notes to financial statements.

                             PerfectData Corporation
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


----------------------------------------------------------------------------------------------------------------
(In thousands)

Period from March 31, 1999 through September 30, 1999
----------------------------------------------------------------------------------------------------------------


                                         Common Stock                               Allowance           Net
                                    ----------------------        Accumulated    for gain/(loss)    shareholders
                                    Shares          Amount         deficit         on mkt. sec.       equity
----------------------------------------------------------------------------------------------------------------
Balance at
 March 31, 1999                      3,155         $ 8,110         $(5,747)         $   (58)         $ 2,305

Stock Issued for Services               75              52               -                -               52

Stock Issued upon exercise
  of Stock Options                      20              19               -                -               19

Net unrealized gain/
 (loss) on marketable
 securities                              -               -               -              138              138

Net earnings (loss)                      -               -            (206)               -             (206)

----------------------------------------------------------------------------------------------------------------

Balance at
 September 30, 1999                  3,250         $ 8,181         $(5,953)         $    80          $ 2,308

================================================================================================================


See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)



                                                    Six Month Period Ended
                                                         September 30,
                                                   ------------------------
                                                     1999             1998
                                                   -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $  (206)         $  (173)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
   Depreciation and amortization                        15               20
   Stock Issued for Services                            52                -
   Deferred income tax (benefit) provision              36               18
  (Increase) decrease in accounts
     receivable                                        (72)              60
   (Increase) decrease in inventories                  143              (41)
  (Increase) decrease in prepaid
     expenses and other current assets                  16             (136)
   (Increase) decrease in other assets                   -                -
 Increase (decrease) in accounts
     payable                                           (52)              19
   Increase (decrease) in accrued
     expenses                                           15               (6)
   Increase (decrease) in accrued
     salaries, wages and vacation                       (8)             (11)
                                                   -------          -------

NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                                 (61)            (250)
                                                   -------          -------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant, and
  equipment                                            $ -          $    (2)
(Increase) decrease in investment
  securities, net                                       13              (89)
                                                   -------          -------

NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                                  13              (91)
                                                   -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options                               19                -
Repurchase of common stock                               -               (6)
                                                   -------          -------

NET CASH PROVIDED (USED) BY
   FINANCING ACTIVITIES                                 19               (6)
                                                   -------          -------

Increase (decrease) in cash and
  cash equivalents                                     (29)            (347)
Cash and cash equivalents at
  beginning of period                                1,074            1,328
                                                   -------          -------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                    $ 1,045          $   981
                                                   =======          =======


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

2. In the opinion of the Company, the unaudited financial statements contained in this report have been prepared on a basis consistent with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. All adjustments included in the financial statements are of a normal recurring nature and are necessary to present fairly the Company's financial position as of September 30, 1999 and the results of its operations and cash flows for the six months ended September 30, 1999 and 1998.

3. Marketable securities classified as current assets at September 30, 1999, include the following (dollars in thousands):


                                           FAIR VALUE     COST
                                           ----------     ----
        Other Government Obligations         $ 26         $ 26
        Marketable equity securities          426          346
                                             ----         ----

                                             $452         $372
                                             ====         ====


4. Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at September 30, 1999 and March 31, 1999 consist of the following:



        (In thousands)
                                     SEPTEMBER 30, 1999     MARCH 31, 1999
                                     ------------------     --------------
        Raw materials                      $189                  $243
        Work in process                      49                    63
        Finished products                   258                   333
                                           ----                  ----

                                           $496                  $639
                                           ====                  ====

5.   Property, plant and equipment consist of (dollars in thousands):


                                            SEPTEMBER 30, 1999          MARCH 31, 1999
                                            ------------------          --------------

        Machinery and equipment                  $   452                   $   452
        Furniture and fixtures                        99                       124
        Tooling                                      387                       387
        Leasehold improvements                       155                       155
                                                 -------                   -------
                                                   1,093                     1,118

           Less accumulated
             depreciation                         (1,022)                   (1,032)
                                                 -------                   -------

                                                 $    71                   $    86
                                                 =======                   =======



6. The components of the income tax (benefit) provision were (dollars in thousands):



                                                                 SEPTEMBER 30, 1999
                                                                 ------------------
     Current:
        Federal                                                        $  -
        State                                                             1
                                                                       ----
                                                                          1

     Deferred:
        Net (increase) decrease in
          deferred tax asset                                              2
        Increase (decrease) in deferred tax liability                    34
        (Increase) decrease in benefit of
          NOL carryforwards                                             (72)
        Increase (decrease) in valuation allowance                       72
                                                                       ----
                                                                       $ 37
                                                                       ----
                                                                       ----


At September 30, 1999, the Company had net operating loss (NOL) carryforwards of approximately $3,601,000 for federal income tax purposes expiring in varying amounts through 2019. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2001 if not utilized. Additionally, the Company has general business tax credit carryforwards of $174,109 which will begin to expire in 1999.

SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Management has determined that future taxable income of the Company will likely not be sufficient to realize the recorded deferred tax asset of $1,307,000. As such, the Company has recorded a valuation allowance of $1,307,000.

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

7. During the six months ended September 30, 1999, the company issued an aggregate of 75,000 shares of the Company's Common Stock as a form of compensation to retain the Hudson Consulting Group, Inc. to assist the Company in acquisitions and mergers and assist with creating a market for the securities of the Company.

8. During the quarter ended September 30, 1999, the Company issued 20,000 shares of Common Stock to Mr. Mazin under the 1985 Employee Stock Option Plan for consideration of $18,750.00.

9. Net earnings (loss) per share is based on the weighted average number of shares outstanding during each of the respective periods. Common Stock equivalents are excluded from the calculation of weighted average shares outstanding as their effect is immaterial or antidilutive.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the second fiscal quarter ended September 30, 1999 increased approximately 12% to $472,000 from $423,000 in the year-earlier period. Net sales for the six months ended September 30, 1999 increased approximately 14% to $996,000 from $875,000 in the year-earlier period. Since the loss of the Company's major customer in fiscal 1997, the Company has been pursuing new customers as well as increasing business with its existing customers.

Cost of sales as a percentage of net sales has increased during the second fiscal quarter ended September 30, 1999. The increase primarily relates to an increase in the material cost of the gases used in the Company's principal selling product line of compressed gas dusters.

During April 1999, the Company signed an agreement with the Hudson Consulting Group, Inc. to assist the Company in acquisitions and mergers and assist with creating a market for the securities of the Company. The Company agreed to issue shares of its Common Stock to the Hudson Consulting Group as a retainer. During the first quarter ended June 30, 1999 the Company issued 37,500 shares. During the quarter ended September 30, 1999 the Company issued an additional 37,500 shares. Included in Selling, General and Administrative for the six months ended September 30, 1999 is $52,732 consulting expense which represents the value of an aggregate of 75,000 shares issued.

In August 1999, one of the Company's customers filed a Chapter 11 Bankruptcy Petition. This customer accounted for less than 10% of the Company's net sales. Included in Selling, General and Administrative Expenses for the quarter ended September 30, 1999, is a $60,000 allowance for doubtful receivables.

The Company continues to tightly control expenditures. During the first quarter ended June 30, 1999 it successfully found a sub-tenant to occupy a portion of its facility, thereby helping to reduce the Company's overhead costs.

PerfectData's management continues its discussions with potential merger and joint venture entities and continues to seek strategic growth opportunities.

LIQUIDITY AND CAPITAL RESOURCES

The cash position at September 30, 1999 is $1,045,000 including certificates of deposit of $255,000. The Company has a current ratio of 10 to 1 and no outstanding bank debt.

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

PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual meeting of shareholders was held on September 23, 1999.

         Tracie Savage, Ronald M. Chodorow and Joseph Mazin were elected at the meeting to serve as directors until the next annual meeting of shareholders and until their successors are elected and qualify.

         The selection of Beckman, Kirkland & Whitney as independent accountants for the Company was ratified with 2,813,636 affirmative votes, 10,750 negative votes, and 30,800 votes abstaining.

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

                                          PERFECTDATA CORPORATION


Date: NOVEMBER 8, 1999                    Joseph Mazin
      ----------------                    -----------------------------
                                          Joseph Mazin
                                          President,
                                          Chief Executive Officer and
                                          Chairman of the Board



Date: NOVEMBER 8, 1999                    Irene J. Marino
      ----------------                    -----------------------------
                                          Irene J. Marino
                                          Corporate Secretary,
                                          V.P. Finance and
                                          Chief Financial Officer