Form 10-Q
period 1999-12-31
PERFECTDATA CORP
filed 2000-02-10
CIK 719662

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended December 31, 1999              Commission File Number 0-12817


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


                                    Yes X    No
                                       ---     ---
As of January 31, 2000, there were 3,233,306 shares of Common Stock outstanding.

                             PERFECTDATA CORPORATION



                                      INDEX

                                                                                      PAGE
                                                                                      ----
PART I.           FINANCIAL INFORMATION

                  Balance Sheets - December 31, 1999  and
                  March 31, 1999                                                        2

                  Statements of Earnings and Comprehensive Income
                   - quarters ended December 31, 1999 and 1998
                  and nine months ended December 31, 1999
                  and 1998                                                              3

                  Statements of Shareholders' Equity -
                  nine months ended December 31, 1999                                   4

                  Statements of Cash Flows - nine months
                  ended December 31, 1999 and 1998                                      5

                  Notes to Financial Statements                                         6 - 8

                  Management's discussion and analysis of
                  financial condition and results of
                  operations                                                            9 - 10


PART II.          OTHER INFORMATION

                  Item 6.          Exhibits and Reports on Form 8-K                     11


                             PERFECTDATA CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)
                 (Dollars in thousands, except number of shares)


                                                           December, 31                      March 31,
                                                               1999                             1999
                                                       ----------------------               -------------
ASSETS
Current assets
  Cash and cash equivalents, including
    short-term certificates of deposit of
    $257 at December and $255 at March                               $ 1,137                      $1,074
  Accounts receivable, less allowance
    for doubtful receivables of
    $92 at December and $9 at March                                      166                         186
  Inventories                                                            540                         639
  Prepaid expenses and other current assets                               74                          57
  Marketable securities, short-term                                      380                         327
  Deferred income tax benefit                                            125                         113
                                                       ----------------------               -------------

   Total current assets                                                2,422                       2,396

Property, plant and equipment, net                                        63                          86
Deferred Income Tax benefit                                               69                          73
Other assets, net                                                         31                          31
                                                       ----------------------               -------------
                                                                     $ 2,585                      $2,586
                                                       ======================               =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                     $ 171                       $ 149
  Accrued expenses                                                        83                          85
  Accrued salaries, wages and vacation                                    37                          47
                                                       ----------------------               -------------

    Total current liabilities                                            291                         281
                                                       ----------------------               -------------

Shareholders' equity:
  Preferred Stock.  Authorized 2,000,000
    shares; none issued                                                    -                           -
  Common Stock, no par value.  Authorized
    10,000,000 shares; issued and
    outstanding 3,215,306 shares at
    Dec. and 3,154,806 shares at March                                 8,147                       8,110
  Accumulated deficit                                                 (5,841)                     (5,747)
Allowance for gain (loss) on
  marketable securities                                                  (12)                        (58)
                                                       ----------------------               -------------

Net shareholders' equity                                               2,294                       2,305
                                                       ----------------------               -------------
                                                                     $ 2,585                      $2,586
                                                       ======================               =============

See accompanying notes to financial statements.

                             PerfectData Corporation
                 STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
                                   (Unaudited)


---------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)
---------------------------------------------------------------------------------------------------------------------------

                                                                   Three Months Ended               Nine Months Ended
                                                                       December 31,                    December 31,
                                                                    1999         1998               1999          1998
---------------------------------------------------------------------------------------------------------------------------

Net sales                                                              $ 387         $ 396            $ 1,383      $ 1,271
Costs and Expenses:
  Cost of sales                                                          281           245                929          779
Selling, general and administrative                                      214           266                829          834
                                                                -----------------------------------------------------------
                Total costs and expenses                                 495           511              1,758        1,613

Income (loss) from operations                                           (108)         (115)              (375)        (342)
                                                                -----------------------------------------------------------
Other income and (expense):
  Interest income, net                                                     5             5                 16           19
  Other, net                                                             171            14                258           73
                                                                -----------------------------------------------------------
              Total other income and (expense)                           176            19                274           92
                                                                -----------------------------------------------------------

Income (loss) before income taxes                                         68           (96)              (101)        (250)
Income tax (provision) benefit                                            44            (6)                 7          (25)
                                                                -----------------------------------------------------------

Net income (loss)                                                        112          (102)               (94)        (275)

Other Comprehensive Income,
   Net of Income Tax

Unrealized holdings gain (loss)                                          (54)           23                 27          (48)
                                                                -----------------------------------------------------------

Comprehensive income (loss)                                             $ 58         $ (79)             $ (67)      $ (323)
                                                                ===========================================================

Net income (loss) per common share                                $       .03   $     (.03)         $     (.03)   $    (.09)
                                                                ===========================================================

Weighted average shares outstanding                                    3,247         3,156              3,215        3,160




See accompanying notes to financial statements.

                             PerfectData Corporation
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


---------------------------------------------------------------------------------------------------------------
(In thousands)

Period from March 31, 1999 through December 31, 1999
---------------------------------------------------------------------------------------------------------------


                                                  Common Stock                       Allowance         Net
                                           -------------------------- Accumulated  for gain/(loss) shareholders
                                           Shares       Amount          deficit     on mkt. sec.      equity
---------------------------------------------------------------------------------------------------------------

Balance at
 March 31, 1999                             3,155     $    8,110     $   (5,747)    $      (58)    $    2,305

Stock Issued for Services                      75             52           --             --               52

Stock Issued upon exercise
  of Stock Options                             20             19           --             --               19

Stock repurchased
  and retired                                  (7)            (6)          --             --               (6)

Stock reacquired                              (28)           (28)          --             --              (28)

Net unrealized gain/
 (loss) on marketable
 securities                                  --             --             --               46             46

Net earnings (loss)                          --             --              (94)          --              (94)
---------------------------------------------------------------------------------------------------------------

Balance at
 December 31, 1999                          3,215     $    8,147     $   (5,841)    $      (12)    $    2,294

================================================================================================================



See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                           Nine Month Period Ended
                                                                                                 December 31,
                                                                                ---------------------------------------
                                                                                       1999                     1998
                                                                                       ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                    $   (94)                    $(275)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization                                                          23                        29
   Stock Issued for Services                                                              52                         -
   Deferred income tax (benefit) provision                                                (8)                       25
  (Increase) decrease in accounts receivable                                              20                        80
  (Increase) decrease in inventories                                                      99                        (7)
  (Increase) decrease in prepaid
     expenses and other current assets                                                   (17)                     (129)
  (Increase) decrease in other assets                                                    -                          -
   Increase (decrease) in accounts payable                                                22                       (74)
   Increase (decrease) in accrued expenses                                                (2)                       (3)
   Increase (decrease) in accrued salaries, wages and vacation                           (10)                      (10)
                                                                                -------------            --------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                          85                      (364)
                                                                                -------------            --------------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment                                          $     -                     $ (3)
(Increase) decrease in investment securities, net                                         (7)                       12
                                                                                -------------            --------------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                          (7)                        9
                                                                                -------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options                                                                 19                       -
Repurchase of Common Stock                                                               (34)                       (6)
                                                                                -------------            --------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                         (15)                       (6)
                                                                                -------------            --------------

Increase (decrease) in cash and cash equivalents                                          63                      (361)
Cash and cash equivalents at beginning of period                                       1,074                     1,328
                                                                                -------------            --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 1,137                     $ 967
                                                                                =============            ==============


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

2. In the opinion of the Company, the unaudited financial statements contained in this report have been prepared on a basis consistent with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1999. All adjustments included in the financial statements are of a normal recurring nature and are necessary to present fairly the Company's financial position as of December 31, 1999 and the results of its operations and cash flows for the nine months ended December 31, 1999 and 1998.

3. Marketable securities classified as current assets at December 31, 1999, include the following (dollars in thousands):


                                                      Fair Value                   Cost
                                                      ----------                   ----
         Other Government Obligations                $        24                $       26
         Marketable equity securities                         356                      331
                                                     ------------               ----------

                                                     $       380               $       357
                                                     ===========               ===========

4. Inventories are stated at the lower of cost (determined by the first-in, first-out method) or market. Inventories at December 31, 1999 and March 31, 1999 consist of the following:


            (In thousands)
                                           December 31, 1999      March 31, 1999
                                           -----------------      --------------

            Raw materials                   $      205              $      243
            Work in process                         54                      63
            Finished products                      281                     333
                                             ----------              ----------

                                            $      540              $      639
                                             ==========              ==========


5. Property, plant and equipment consist of (dollars in thousands):


                                                  December 31, 1999          March 31, 1999
                                                  -----------------          --------------

       Machinery and equipment                      $     452                  $     452
       Furniture and fixtures                              99                        124
       Tooling                                            387                        387
       Leasehold improvements                             155                        155
                                                    ---------                  ---------
                                                        1,093                      1,118

         Less accumulated
          depreciation                                 (1,030)                    (1,032)
                                                    ---------                  ---------

                                                    $      63                  $      86
                                                    =========                  =========




6. The components of the income tax (benefit) provision were (dollars in thousands):


                                                                   December 31, 1999
                                                                   -----------------
         Current:
            Federal                                                $       -
            State                                                          1
                                                                   ---------
                                                                           1
         Deferred:
            Net (increase) decrease in
              deferred tax asset                                          (7)
           (Increase) decrease in benefit of
              NOL carryforwards                                          (46)
            Increase (decrease) in valuation allowance                    46
                                                                   ---------
                                                                   $      (6)
                                                                   =========



At December 31, 1999, the Company had net operating loss (NOL) carryforwards of approximately $3,540,000 for federal income tax purposes expiring in varying amounts through 2019. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2001 if not utilized. Additionally, the Company has general business tax credit carryforwards of $174,109 which will begin to expire in 1999.

SFAS 109 requires that the tax benefit of such NOLs be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs to be more likely than not. Management has determined that future taxable income of the Company will likely not be sufficient to realize the recorded deferred tax asset of $1,281,000. As such, the Company has recorded a valuation allowance of $1,281,000.

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

9. During the quarter ended December 31, 1999, the Company repurchased an aggregate of 6,700 shares of the Company's Common Stock on the open markt for an aggregate value of $5,618.

10. During the quarter ended December 31, 1999, the Company reacquired 27,800 shares of the Company's Common Stock pursuant to a legal settlement with the estate of a former shareholder.

11. Net earnings (loss) per share is based on the weighted average number of shares outstanding during each of the respective periods. Common Stock equivalents are excluded from the calculation of weighted average shares outstanding as their effect is immaterial or antidilutive.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales for the third fiscal quarter ended December 31, 1999 were $387,000 compared to $396,000 in the year-earlier period. Net sales for the nine months ended December 31, 1999 increased approximately 9% to $1,383,000 from $1,271,000 in the year-earlier period. Upon losing its major customer in fiscal 1997, the Company focused on increasing business with its existing customers as well as pursuing new business. As a result of these efforts, sales have increased.

Cost of sales as a percentage of net sales has increased during the current fiscal year. The increase primarily relates to an increase in the material cost of the gases used in the Company's principal selling product line of compressed gas dusters. The Company began realizing this cost increase during the quarter ended September 30, 1999.

During April 1999, the Company signed an agreement with the Hudson Consulting Group, Inc. to assist the Company in acquisitions and mergers and assist with creating a market for the securities of the Company. Included in Selling, General and Administrative Expenses for the nine months ended December 31, 1999 is $52,732 consulting expense which represents the value of an aggregate of 75,000 shares of the Company's Common Stock which were issued to the Hudson Consulting Group for their services. During the quarter ended December 31, 1999, the Company terminated this agreement.

In August 1999, one of the Company's customers filed a Chapter 11 Bankruptcy Petition. This customer accounted for less than 10% of the Company's net sales. Included in Selling, General and Administrative Expenses for the nine months ended December 31, 1999 is a $77,000 allowance for doubtful receivables related to this customer.

The Company continues to tightly control expenditures. During the first quarter ended June 30, 1999 it successfully found a sub-tenant to occupy a portion of its facility, thereby helping to reduce the Company's overhead costs.

The substantial increase in Other Income for the quarter ended December 31, 1999 primarily relates to realized gains on investments. During December 1999, the Company sold its stock in El Guapo Foods to McCormick Co. and realized a gain of approximately $84,000, which represents the single largest gain for the quarter.

PerfectData's management has continually sought out potential merger and joint venture partners for strategic growth opportunities.

Subsequent to the quarter ended December 31, 1999, the Company announced, on January 25, 2000, it had executed an agreement with an investor group pursuant to which the investors will provide equity capital and purchase newly issued shares of the Company's Common Stock. The investor group would subsequently hold 28% of the Company's stock. Consummation of the purchase is subject to the Company obtaining shareholder approval. If approved, an investment advisor agreement will become effective pursuant to which advisors will assist the Company in making acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The cash position at December 31, 1999 is $1,137,000 including certificates of deposit of $257,000. The Company has a current ratio of better than 8 to 1 and no long-term debt.

Management believes that the Company's liquidity and working capital requirements are adequate to fund the Company's Operations and Capital requirements for the 2000 fiscal year.

YEAR 2000

The Company has completed its Year 2000 ("Y2K") Project ("Project") as scheduled, including addressing leap year calendar date calculation concerns. The possibility of significant interruptions of normal operations has been reduced. As of February 8, 2000, the Company's products, computing, and communications infrastructure systems have operated without Y2K related problems and appear to be Y2K ready. The Company is not aware that any of its major customers or third-party suppliers have experienced significant Y2K related problems.

The Company believes all its critical systems are Y2K ready. However, there is no guarantee that the Company has discovered all possible failure points. Specific factors contributing to this uncertainty include failure to identify all systems, non-ready third parties whose systems and operations impact the Company, and other similar uncertainties.

Contingency plans are complete and will be implemented if required. Should a significant problem occur, the Company would revert to standard manual contingency procedures to continue operation until the problem is corrected.

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



Date: February 8, 2000                         Joseph Mazin
      ----------------                         ---------------------------
                                               Joseph Mazin
                                               President,
                                               Chief Executive Officer and
                                               Chairman of the Board






Date: February 8, 2000                         Irene J. Marino
      ----------------                         ---------------------------
                                               Irene J. Marino
                                               Corporate Secretary,
                                               V.P. Finance and
                                               Chief Financial Officer