Form 10-K
period 2000-03-31
PERFECTDATA CORP
filed 2000-07-14
CIK 719662

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------
                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

     [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED MARCH 31, 2000

          Commission File No. 0-12817


                             PERFECTDATA CORPORATION
             (Exact name of Registrant as specified in its charter)

                     CALIFORNIA                         95-3087593
         (State or Other Jurisdiction of              (IRS Employer
         Incorporation or Organization)                I.D. Number)

                   110 WEST EASY STREET
                  SIMI VALLEY, CALIFORNIA                 93065
         (Address of Principal Executive Offices)       (Zip Code)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (805) 581-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                  Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes[X] No[ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

As of May 31, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $16,711,101.

As of May 31, 2000, the registrant had 6,094,530 shares of Common Stock outstanding.

                                     PART I

FORWARD-LOOKING AND CAUTIONARY STATEMENTS.

     With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include certain forward-looking statements that involve risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying information that is forward-looking and, accordingly, involves risks and uncertainties, including, without limitation, statements regarding the Company's future financial performance, that governmental regulations will not negatively and materially impact the Company's current operations, the Company's ability to compete in the competitive environment in which the Company operates, and the results or success of discussions with other entities on mergers, acquisitions, or alliance possibilities and expansion of the Company's current product offerings. As a result, actual results may differ materially from those described in the forward-looking statement. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement in this Report.

ITEM 1.  BUSINESS.

GENERAL

     PerfectData Corporation (the "Company") was incorporated in the State of California on June 8, 1976. The Company was originally founded by an experienced group of engineers and data processing professionals to design and manufacture a proprietary line of magnetic media maintenance equipment - disk pack cleaners and inspectors. This line of equipment, which has since been discontinued, was originally sold to Original Equipment Manufacturers (OEMs) such as Burroughs Corporation (now Unisys Corporation), DEC (Digital Equipment Corporation), NCR Corporation and 3M Corporation. Sales of these products by such well-known companies contributed to increased user awareness as to the need for routine computer care and maintenance. It also brought credibility to the Company as a key manufacturer in the industry.

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

CHANGE IN CONTROL

     On March 31, 2000 (the "Closing Date"), Millennium Capital Corporation ("Millennium"), JDK & Associates Inc. ("JDK") and other buyers (Millennium, JDK and these other buyers are collectively referred to herein as the "Buyers") purchased from the Company, pursuant to a Stock Purchase Agreement dated as of January 20, 2000 (the "Stock Purchase Agreement") by and among the Company, Millennium, JDK and persons or entities which became Buyers pursuant to the Stock Purchase Agreement subsequent to its execution, an aggregate of 1,333,333 shares of the Company's Common Stock, no par value (the "Common Stock"), at $2.25 per share or an aggregate purchase price of $2,999,999.25. A copy of the Stock Purchase Agreement is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference.

     On the Closing Date, as a result of the foregoing closing, Millennium and JDK became financial advisors to the Company to seek acquisitions and financings on its behalf pursuant to a Consulting Agreement dated as of January 20, 2000 (the "Consulting Agreement") by and among Millennium, JDK and the Company. For their services, Millennium and JDK are to receive a cash fee equal to five percent of the Consideration (as defined) received or paid by the Company with respect to the acquisition or the financing offering. A copy of the Consulting Agreement is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference.

     Recognizing that an added inducement was necessary to solicit persons or entities to become Buyers, Millennium and JDK negotiated with the Company, for inclusion in the Consulting Agreement, Common Stock purchase warrants expiring March 30, 2005 (the "Consulting Warrants") to purchase an aggregate of 1,800,000 shares of the Common Stock at $2.75 per share. In order to make the investment more attractive to potential Buyers, the Consulting Warrants were made immediately exercisable and provision was also made for "cash-less" exercises. The Company, in consideration thereof, obtained Millennium's and JDK's consent to the grant of Consulting Warrants to purchase an aggregate of 30,000 shares of the Common Stock to designated employees of the Corporation (including its two executive officers). On the Closing Date, all holders of the Consulting Warrants (all of whom except for the employees were Buyers or their assignees) exercised the same and received an aggregate of 1,515,391 shares of the Common Stock net of an aggregate of 264,609 shares of the Common Stock surrendered in payment of the exercise price (such surrendered shares being valued at $18.50 per share, i.e., the closing market price on the Closing Date).

     At a directors' meeting on the Closing Date, as contemplated by the Stock Purchase Agreement, Joseph Mazin, the Chairman, the President and Chief Executive Officer of the Company, and Ronald M. Chodorow resigned as directors of the Company, the number of directors was increased from three to five and Brian Maizlish, Timothy D. Morgan, Corey P. Schlossmann and Harris Shapiro were elected as directors to fill the vacancies. Tracie Savage continued as a director.

     The Company with its new directors, as previously reported, is seeking acquisitions which may or may not be related to its current business. There can, of course, be no assurance that any such acquisition will be effected.

     The shareholders approved the Stock Purchase Agreement and the related transactions at a Special Meeting of Shareholders held on March 31, 2000.

THE INDUSTRY

     The computer accessories and supplies market has grown with the addition of accessory products in channels other than those serviced by traditional office product catalogs, which have catered mostly to medium and large sized businesses.

     Currently the largest growth area in these other channels is the retail SOHO (Small Office Home Office) segment of the market. This market is serviced mainly by office superstores, mass merchants, consumer electronics retailers, warehouse clubs and computer superstores. The Company is organized to service all of these distribution channels. The Company believes that the market potential for its products will continue to grow and increase in size. However, there can be no assurance that the Company will realize any of this potential.

PRODUCTS

     The Company designs and assembles all of its cleaning and maintenance products which it markets and distributes. The Company sub-contracts for its components from a variety of established suppliers and manufacturers. The Company believes that these are alternative sources for these components should an existing supplier or manufacturer no longer be available on acceptable terms.

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

     Prior to May 1982, the Company sold substantially all of its products to companies commonly referred to as "Original Equipment Manufacturers" (OEMs) for resale under their own product packaging and through their own channels of distribution. Only 3% of the Company's sales in the fiscal year ended March 31, 2000 ("fiscal 2000") were to OEM customers.

     The Company actively pursues foreign distribution of its products through a network of international distributors and customers. Sales are almost exclusively of PerfectData-Registered Trademark- branded products.
To support this channel of distribution, "PerfectData" product packaging and instructions are multi-lingual with most products available with a minimum of four languages. For fiscal 2000 and the fiscal years ended March 31, 1999 ("fiscal 1999") and 1998 ("fiscal 1998"), approximately 3%, 9% and 16%, respectively, of the Company's net sales were to international accounts.

     While the Company sold products to more than 300 customers in the United States, Canada and other countries during fiscal 2000, approximately 71% of the Company's net sales were accounted for by its 10 largest customers. Fry's Electronics, Inc. and MMG Technology Group, Inc. accounted for 19% and 14%, respectively, of total sales. Sales to these customers were made pursuant to specific purchase orders and neither customer is obligated under any other agreement. The loss of either or both of these customers could have an adverse effect on the Company's business. No other customer accounted for more than 10% of the Company's net sales in fiscal 2000.

SALES ORGANIZATION.

     DOMESTIC SALES. Sales of products under the Company's registered trademark "PerfectData" are made by independent manufacturers' representative groups, dealers and large distributors. Sales of the Company's products to Original Equipment Manufacturers under private label arrangements are handled by Company sales personnel located in California and, on a selected basis, by certain assigned independent manufacturers' representatives. Agreements between the Company and manufacturers' representatives or distributors may be terminated on short notice by either party.

     INTERNATIONAL SALES. S.C.E., then a newly-formed stationery and computer equipment products distributor, was appointed as the Company's sole European distributor effective May 1, 1992. At that time, S.C.E. was staffed by experienced former employees of the Hunt Manufacturing, Inc. organization, the Company's former exclusive dealer for the United Kingdom.

     In January 1990, Hunt Canada International became the exclusive distributor of PerfectData-Registered Tradmark- branded products for all of Canada. Due to a change in their corporate strategic direction, they discontinued this segment of their business and, effective November 1997, Hunt Canada International did not renew the exclusive agreement it had held for the distribution of PerfectData-Registered Tradmark- products in Canada. As a result it was decided that PerfectData would continue its presence in the Canadian market utilizing independent manufacturers' representatives. Effective May 1, 1998, independent sales agencies now represent the Company in the seven Canadian provinces and the northwest territories.

     In addition to S.C.E., approximately eight international distributors sell the Company's products worldwide.

     Agreements between the Company and its foreign distributors may be terminated on short notice by either party.

     CUSTOMER SERVICE AND SUPPORT. In order to enhance customer service, training, field support and technical support, the Company has a toll free 800 phone number.

     All products are sold with a "return to manufacturer" warranty for replacement of damaged or defective goods only. All CareWare cleaning and maintenance products are warranted for 90 days from the date of purchase; all CopyHolder Systems and Accessories are warranted for a one-year period of time. Dealers and distributors are required to perform this replacement service on behalf of the Company. All products returned for warranty replacement must receive a written return authorization receipt from the Company prior to the return of any goods. Costs incurred annually by the Company for product warranties have been insignificant.

BACKLOG

     At March 31, 2000, the Company had orders, scheduled for delivery within a 90-day period or less, aggregating approximately $40,000 as compared with a backlog of approximately $60,000 at March 31, 1999. Purchase order release lead-times depend upon the scheduling practice of the individual customer, and the rate of booking new orders fluctuates from month-to-month; however, most orders are placed for immediate shipment. Under certain conditions, customers may cancel or delay orders without significant monetary penalties. Therefore, the level of backlog at any one time is not necessarily indicative of the trends in the Company's business.

COMPETITION

     The Company believes that, during fiscal year 2000, neither the Company nor any of its competitors had a dominant position in the cleaning and maintenance market. There are many competitors in this market and some of these competitors are substantially larger in size and have greater financial resources than the Company.

     The Company believes that the effectiveness, quality, service and the price competitiveness of its products, along with its marketing efforts and programs, product selection and responsiveness to accounts' needs, have been the principal basis on which it competes in this market.

     The Company's ability to maintain or increase its market share and expand its business will depend, in large measure, on its ability to conceive, design, develop and introduce new products to its existing product lines; to continue to offer more products and marketing programs within the Company's established channels of distribution; and to enter new markets and/or open new channels of distribution with related product offerings. There can be no assurance, however, that the Company will achieve any or all of these objectives.

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

EMPLOYEES

     At March 31, 2000, the Company employed 13 persons, of whom 5 were engaged in assembly and testing, 3 in marketing and sales, and 5 in general management and administration.

     The Company believes that its relations with its employees are good. The Company has never had a work stoppage and none of its employees are represented by a labor union. The expansion of the Company's current operations will be dependent, in part, on its ability to attract and retain highly qualified employees. There can be no assurance that the Company will be successful in these efforts.

DISCONTINUED OPERATIONS

     The Company previously entered the telecommunications industry during the fiscal year ended March 31, 1992 through the purchase of assets of Anchor Automation, Inc., a modem manufacturer. Subsequently the Company designed and developed a new family of data and data/fax modems. Over the next two years the Company's sales of modems declined and profit margins eroded dramatically. Competitors added more advanced features to their products while lowering pricing, making it difficult, if not impossible, for the Company to successfully market modems. The Company ascertained that the telecommunications business went to the major corporations which have all the financial resources and technology necessary to compete in the increasingly volatile marketplace. The Company could not compete with these corporations.

     In its continuing effort to sustain sales growth, during the end of the first quarter of the fiscal year ended March 31, 1994, the Company purchased certain inventory and fixed assets of SubSystems Company, a distributor of computer accessories associated with the transmission of data. The Company immediately began selling the cables and switch boxes through its existing telecommunication channels of distribution. It quickly became apparent that the marketplace was highly competitive. The Company found it could not compete domestically with offshore pricing from the Far East as well as from Mexico.

     In the first quarter of the fiscal year ended March 31, 1995, the Company made the decision to discontinue operations of these products and stop the outflow of cash associated with these operations and refocus as a lean and restructured company on its continuing business lines, which include its core business, care and maintenance products. During the fiscal year ended March 31, 1996, the Company completed liquidation of its remaining inventory of these discontinued products.

ITEM 2.  PROPERTIES.

     The Company is subject to a long-term lease for a building constructed in Simi Valley for the specific needs of the Company. The modern industrial building, comprising approximately 24,500 square feet, was completed during June 1993. The lease is for a term of ten years and includes an option to purchase. During May 1999, the Company sublet approximately 6,700 square feet of its facility to another company for use as warehousing, pursuant to a 24-month sublease.

ITEM 3.  LEGAL PROCEEDINGS.

     As of March 31, 2000, there was no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A Special Meeting of Shareholders was held on March 31, 2000 to approve the Stock Purchase Agreement and the related series of transactions contemplated thereunder. See the section "Change in Control" in Item 1 to this Report.

     The proposal was approved with 1,999,120 affirmative votes, 4,818 negative votes and 2,000 votes abstaining.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Common Stock of the Company is traded in the over-the-counter market and is quoted on the Nasdaq Small Cap Market under the symbol PERF. The following table sets forth the range of high and low sales prices per share of the Common Stock for the indicated quarters of fiscal 2000 and fiscal 1999, as reported by Nasdaq.


                                             SALES PRICE
                                          HIGH          LOW
----------------------------------------------------------------
                  2000

         First Quarter                  $  2.562      $  .750
         Second Quarter                 $  2.688      $  .875
         Third Quarter                  $  2.938      $  .750
         Fourth Quarter                 $ 21.000      $ 2.313

---------------------------------------------------------------------

                  1999

         First Quarter                  $ 1.625       $  .875
         Second Quarter                 $ 1.188       $  .563
         Third Quarter                  $ 2.375       $  .750
         Fourth Quarter                 $ 1.188       $  .750
---------------------------------------------------------------------

         The last sales price for the Common Stock as of July 11, 2000 was $3.625 per share.


HOLDERS

     The approximate number of shareholders at March 31, 2000 was 1,200 determined by security position listings.

DIVIDENDS

     On January 27, 2000, the Company distributed to its shareholders a dividend in the form of one share of stock in Flamemaster Corporation, traded under the symbol FAME, for each 200 shares, with a value of $97,000, of the Common Stock. Because of its losses from operations, the Company has not paid any cash dividends on the Common Stock and, until profitability is restored, as to which and when there can be no assurance, the Company will not pay any cash dividends.

SALE OF UNREGISTERED SHARES

     During fiscal 2000, the Company sold the following shares of the Common Stock in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act"), and not previously reported in a Quarterly Report on Form 10-Q:

1. TRANSACTIONS UNDER THE STOCK PURCHASE AGREEMENT

     a. On March 31, 2000, the Company sold an aggregate of 1,333,333 shares of the Common Stock and issued an aggregate of 1,489,856 shares of the Common Stock upon the exercise of the Consulting Warrants. See the section "Change in Control" in Item 1 to this Report.

     b. There were no underwriters for these two related transactions. The 1,333,333 shares were sold, and the 1,485,391 shares issued, to Millennium, JDK and other persons or entities, all of whom or which were "accredited investors" as such term is defined in Rule 501(a) under the Securities Act.

     c. The 1,333,333 shares were sold at $2.25 per share or an aggregate purchase price of $2,999,999.25. The 1,489,856 shares were issued upon the exercises of the Consulting Warrants at $2.75 per share net of an aggregate of 260,144 shares they would have otherwise received (valued at $18.50 per share, the closing market price of the Common Stock on March 31, 2000) surrendered in payment thereof. There were no underwriting discounts or commissions.

     d. The sales were, in the opinion of the Company, exempt pursuant to
Section 4(2) of the Securities Act in that they were in a transaction not involving a public offering, all of the purchasers being "accredited investors" and taking the shares with an investment representation.

     e. For the terms of exercise, see paragraph "c" above.

2. SALES TO EMPLOYEES

     a. On March 31, 2000, the Company issued an aggregate of 25,535 shares of the Common Stock upon the exercise of Consulting Warrants. See the section "Change in Control" in Item 1 to this Report.

     b. There were no underwriters for the above transaction. The shares were issued to 14 employees, including two executive officers, one of whom is the sole officer named in the Summary Compensation Table in Item 11 to this Report.

     c. The employees exercised the Consulting Warrants at $2.75 per share by surrendering an aggregate of 4,465 shares of the Common Stock they would have otherwise received (valued at $18.50 per share, the closing sales price of the Common Stock on March 31, 2000) in payment thereof. There were no underwriting discounts or commissions.

     d. The sales were, in the opinion of the Company, exempt pursuant to
Section 4(2) of the Securities Act in that they were in a transaction not involving a public offering, all of the employees taking their shares with an investment representation.

     e. For the terms of exercise, see paragraph "c" above.

3. SALES PURSUANT TO APRIL 1999 WARRANTS AND OPTIONS.

     a. During the quarter ended March 31, 2000, the Company issued an aggregate of 20,000 shares of the Common Stock upon the exercises of April 1999 Warrants and Options. See the section "April 1999 Warrants and Options" in Item 11 to this Report for information as to these securities.

     b. There were no underwriters for the above transactions. The shares were issued to three persons, one of whom was a director, one of whom was an employee and one whom was a shareholder.

     c. The holders exercised at $1.56 per share. There were no underwriting discounts or commissions.

     d. The sales were, in the opinion of the Company, exempt pursuant to
Section 4(2) of the Securities Act in that each was in a transaction not involving a public offering, all taking their shares with an investment representation.

     e. For the terms of exercise, see paragraph "c" above.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table summarizes certain selected financial data which are derived from and qualified in their entirety by the more detailed Financial Statements included in Item 14 herein. Certain information included herein has been restated due to the correction of an error in accounting for income taxes for the fiscal years 1997, 1998 and 1999. See Note 11 to the financial statements for a detailed discussion on the restatement.

SELECTED STATEMENTS OF OPERATIONS DATA


                                                              FISCAL YEAR ENDED MARCH 31,
                                       2000            1999              1998            1997              1996
                                                  (AS RESTATED)     (AS RESTATED)    (AS RESTATED)
                                    -----------------------------------------------------------------------------
                                                    (Dollars in thousands, except per share information)

Net Sales                           $ 1,888          $ 1,689           $ 3,299          $ 5,761           $ 6,054

Income (loss) from
   continuing operations
   before income taxes                 (314)            (402)             (367)              25               144

Income tax provision                     --               --                --             (720)              (20)
                                    -------          -------           -------          -------           -------

Income (loss) from
   continuing operations               (314)            (402)             (367)            (695)              124

Gain (loss) on disposal of
   discontinued operations               --               --              (182)             (69)             (101)
                                    -------          -------           -------          -------           -------


Net Income/(Loss)                   $  (314)         $  (402)          $  (549)         $  (764)          $    23
                                    -------          -------           -------          -------           -------
                                    -------          -------           -------          -------           -------

Earnings (loss)
  per share of common stock
  (basic and diluted):

Continuing operations               $  (.10)         $  (.13)          $  (.12)         $  (.25)          $   .04
Discontinued operations                  --               --              (.06)            (.02)             (.03)
                                    -------          -------           -------          -------           -------

Net earnings (loss)                 $  (.10)         $  (.13)          $  (.18)         $  (.27)          $   .01
                                    -------          -------           -------          -------           -------
                                    -------          -------           -------          -------           -------

Weighted average
shares outstanding
(basic and diluted)                   3,220            3,159             3,123            3,089             3,107
                                    -------          -------           -------          -------           -------
                                    -------          -------           -------          -------           -------

SELECTED BALANCE SHEET DATA


                                                                  AS OF MARCH 31,
                                       2000            1999              1998            1997              1996
                                                  (AS RESTATED)     (AS RESTATED)    (AS RESTATED)
                                    -----------------------------------------------------------------------------
                                                               (Dollars in thousands)
Working Capital                      $4,642           $2,002            $2,464           $2,879            $2,900

Total Assets                          5,078            2,399             2,872            3,868             4,630

Net Shareholders' Equity              4,719            2,118             2,613            3,070             3,792

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     Fiscal 2000 net sales increased $199,000, or 12%, to $1,888,000 from fiscal 1999 net sales of $1,689,000. Fiscal 1999 net sales decreased by $1,610,000, or 49%, to $1,689,000 from $3,299,000 in fiscal 1998.

     Upon losing its major customer in June 1997, the Company focused on increasing business with its existing customers as well as pursuing new business. As a result of these efforts, fiscal 2000 net sales increased as described above.

     The dramatic decline in net sales in fiscal 1999 was directly related to the loss of its major customer. In June 1997, the Company lost its bid for the continuing business of PriceCostco, which accounted for 42% of the Company's total sales in the fiscal year ended March 31, 1997 ("fiscal 1997"). Further contributing to the decline in fiscal 1999 net sales was a decline in the Company's international business. The Company's exclusive Canadian distributor, which accounted for 6% of the Company's sales, discontinued distribution of the Company's products. Also the Company's European distributor, which accounted for 7% of the Company's sales, lost one of its major accounts. The Company's sales to this European distributor declined 50% during fiscal 1999.

     Cost of goods sold as a percentage of net sales was 75% for fiscal 2000, as compared to 62% and 67% for fiscal 1999 and fiscal 1998, respectively. The increase in fiscal 2000 primarily related to an increase in the material cost of the gases used in the Company's principal product line of compressed gas dusters. The Company began incurring this cost increase during the second quarter of fiscal 2000. Also included in fiscal 2000 were write-downs of certain inventories, aggregating $95,820, which were made for products the Company was either deeply discounting or discontinuing. The decrease in cost of sales for fiscal 1999, as compared with the cost in fiscal 1998, was a result of a reduction in the Company's labor costs.

     Selling, General and Administrative Expenses ("Expenses") for fiscal 2000, 1999 and 1998 were $1,084,000, $1,180,000 and $1,535,000, respectively. The decrease in Expenses in fiscal 2000 was a result of the Company's continuing efforts to tightly control expenditures and to implement additional cost-cutting measures. These included, among others, finding a sub-tenant to occupy a portion of the Company's facility, thereby reducing overhead costs, and a reduction in hours worked by all employees, as well as a reduction in officers' salaries, thereby reducing payroll expense and related taxes.

     Some of the cost savings realized in fiscal 2000 were offset by expenses associated with two events that transpired during the year. The Company signed an agreement with the Hudson Consulting Group, Inc. ("Hudson") to assist the Company in acquisitions and mergers and assist with creating a market for the securities of the Company. Included in Expenses was a $52,732 consulting expense, which represented the value of an aggregate of 75,000 shares of the Common Stock which were issued to Hudson for its services. The Company terminated this agreement during November 1999. In August 1999, a customer, which accounted for less than 10% of the Company's net sales, filed a petition in bankruptcy under Chapter 11 of the Federal Bankruptcy Code. Subsequent to fiscal year end, the reorganization was completed and the debtor was discharged from bankruptcy. Included in Expenses was $64,767 of receivables related to this customer that had to be written off as a bad debt.

     The decrease in Expenses in fiscal 1999 directly related to the loss of the Company's major customer in June 1997. Included in Expenses were prepaid freight on qualifying orders, commissions paid to sales representatives, and co-op advertising allowances which were variable expenses that fluctuated with sales. As sales declined, so did these expenses. The decrease in fiscal 1999 also related to severe cost-cutting measures which included, among others, a reduction in staff and a very tight control of all expenditures.

     Other Income for fiscal 2000, 1999 and 1998 was primarily realized gains and losses from the sale of securities of $207,000 and $38,000, $2,000 and $8,000, and $11,000 and $32,000, respectively, interest income of $21,000, $39,000 and $33,000, respectively, and dividend and option income of $50,000, $79,000 and $55,000, respectively. The substantial increase in Other Income for fiscal 2000 primarily related to realized gains on investments. During December 1999, the Company sold its stock in El Guapo Foods to McCormick Co. and realized a gain of approximately $84,000, which represented the single largest gain for fiscal 2000.

     The loss from continuing operations decreased $88,000, or 21.9%, from $402,000 in fiscal 1999 to $314,000 in fiscal 2000, primarily due to the increase in net sales described above. The loss from continuing operations increased $35,000, or 9.5%, from $367,000 in fiscal 1998 to $402,000 in fiscal 1999, primarily due to the decrease in net sales described above. The new Board is currently reviewing what actions would be appropriate to effect a turn around in the Company's operations. There can be no assurance, however, as to when such actions will be implemented or as to the success thereof.

     The loss from discontinued operations for fiscal 1998 resulted from the final disposition of the Company's telecommunications and modem business (see the section "Discontinued Operations" in Item 1 to this Report). The loss directly related to legal fees and elimination of deferred tax assets.

     In June 1997, when the Company was informed it lost its major customer, the Company failed to recognize this event in determining the recoverability of deferred tax assets and did not record an appropriate valuation allowance at March 31, 1997. The effect of this error was to understate the net loss and accumulated deficit for fiscal 1997. Certain accounts have been restated for fiscal 1999 and 1998 (see "Notes to Financial Statements", note "11").

     At a Special Meeting of Shareholders held on March 31, 2000, the shareholders of the Company approved the Stock Purchase Agreement and the related transactions. See the caption "Change in Control" in Item 1 to this Report for a full discussion of the change in control of the Company. Accordingly, on March 31, 2000, the Company issued an aggregate of 2,848,739 shares of the Common Stock for an aggregate of $2,999,999.25.

     The Company with its new directors, as previously reported, is seeking acquisitions which may or may not be related to its current business. There can, of course, be no assurance that any such acquisition will be effected.

LIQUIDITY AND CAPITAL RESOURCES

     The cash position at March 31, 2000 was $4,087,000 including Certificates of Deposit of $222,000. The Company had short-term marketable securities of $250,000.

     The Company had a current ratio of better than 13 to 1 at fiscal year end and no long-term debt.

     The Company believes that liquidity and working capital are adequate to fund the Company's operations and its requirements for the fiscal year ending March 31, 2001.

     At March 31, 2000, the Company had net operating loss and general business tax credit carry forwards for income tax purposes of approximately $3,687,000 and $174,000, respectively, available to reduce future potential Federal income taxes.

YEAR 2000 UPDATE

     The Company has completed its Year 2000 ("Y2K") Project as scheduled, including addressing leap year calendar date calculation concerns. The possibility of significant interruptions of normal operations has been reduced. As of July 10, 2000, the Company's products, computing, and communications infrastructure systems have operated without Y2K related problems and appear to be Y2K ready. The Company is not aware that any of its major customers or third-party suppliers have experienced significant Y2K related problems.

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

     Readers are cautioned that forward looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the caption "Forward Looking Statements" in Item 1 to this Report.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company is not subject to any significant market risks such as fluctuations in foreign currencies or interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item is incorporated herein by reference to the financial statements and supplementary data listed in Item 14 of Part IV of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     a. On June 19, 2000, the Board of Directors of the Company, which included all members of its Audit Committee voting in the affirmative, authorized that the firm of KPMG LLP be retained to audit the financial statements of the Company for fiscal 2000, replacing the firm of Beckman Kirkland & Whitney; however, the firm of Beckman Kirkland & Whitney was retained to continue to prepare and file tax returns for the Company as such firm has been doing. The Board authorized this change because it intends, as previously reported, to seek acquisitions for the Company and believed that retention of a national auditing firm would be in the best interests of the Company.

     b. In connection with the audits of the Company for the two prior fiscal years, there was no adverse opinion or a disclaimer of opinion nor was the prior auditors' report qualified or modified as to uncertainty, audit scope, or accounting principles.

     c. During such two prior fiscal years and the subsequent interim period preceding such change, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in its report.

     d. There were no "reportable events," as defined in paragraph (a)(1)(v) of
Item 304 of Regulation S-K, during the two most recent fiscal years as to which the former auditors performed an audit or during the subsequent period preceding the change.

     e. Prior to the engagement of the firm of KPMG LLP, neither the Company nor any one acting on its behalf consulted such accounting firm regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any disagreements with the prior accountants, as to which there were none as indicated above.

     f. A copy of the Company's Report on Form 8-K, as proposed to be filed, describing the accounting firm change was submitted to the newly engaged accountants before its filing with the Securities and Exchange Commission (the "Commission") and such firm was provided with the opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views or the respects in which it does not agree with the statements made by the Company above. The firm of KPMG LLP indicated to the Company that no such letter was necessary.

     g. The Company furnished a copy of the Report to the former accountants and requested that such firm furnish the Company with a letter addressed to the Commission stating whether such firm agreed with the statements made by the Company in the Report on Form 8-K and, if not, stating the respects in which it did not agree. The response of the firm of Beckman Kirkland & Whitney, indicating that the firm agreed with the statements made in the Report on Form 8-K, was filed in an Amendment to the Company's Report on Form 8-K.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table contains certain information relating to the directors and executive officers of the Company as of June 30, 2000:


NAME                        AGE       POSITION
----                        ---       --------
Harris A. Shapiro           64        Director and Chairman of the Board

Bryan Maizlish              38        Director

Timothy D. Morgan           46        Director

Tracie Savage               37        Director

Corey P. Schlossmann        45        Director

Joseph Mazin                53        President and Chief Executive Officer

Irene J. Marino             56        Vice President Finance, Chief Financial Officer
                                      and Corporate Secretary

BUSINESS HISTORY

     Mr. Harris A. Shapiro was elected as a director of the Company and Chairman of the Board on March 31, 2000 (see the section "Change in Control" in Item 1 to this Report). Mr. Shapiro is also Chairman of the Compensation Committee. Mr. Shapiro has been the President of Millennium Capital Corporation, a consulting firm specializing in mergers and acquisitions, since 1994. He was Senior Vice President Corporate Finance of Gilford Securities Incorporated, a registered broker-dealer, from January 1, 1999 to March 29, 2000. Prior to Gilford Securities, he was a Managing Director of Whale Securities Co., L.P., a registered broker-dealer, from June 1993 until December 1998.

     Mr. Bryan Maizlish was elected as a director of the Company on March 31, 2000 (see the section "Change in Control" in Item 1 to this Report). Since September 1998, he has been the Executive Vice President of Strategic Planning and Business Development of Magnet Interactive Group, Inc. ("Magnet"), a private company furnishing engineering comprehensive interactive services. Since June 1999, he has also served as the acting Chief Financial Officer of Magnet. From September 1996 to September 1998, he was a consultant, serving such clients as Discovery Communications and the Democratic National Committee. From March 1996 to September 1996, he was Director of Strategic Planning of Turner Broadcasting. From September 1994 to March 1996, he was Director of Marketing and Distribution of Magnet. Prior thereto, he held various managerial positions with companies in the media communications industry, such as MCA, Inc., Gulf & Western Corporation and Eugene Roddenbury's Norway Corporation.

     Mr. Timothy D. Morgan was elected as a director of the Company on March 31, 2000 (see the section "Change in Control" in Item 1 to this Report). Mr. Morgan is a member of the Audit Committee. He has, since October 1997, been a consultant on matters of business strategies, taxation, finance and asset protection techniques. From 1980 through October 1997, he was a partner and principal of Abacus Tax and Financial Services.

     Ms. Tracie Savage was elected in July 1995 as a director of the Company. Ms. Savage was appointed a member of the Audit Committee and a member of the Merger and Acquisition Committee on March 31, 2000. She joined NBC-TV Los Angeles, a television subsidiary of National Broadcasting Company, Inc. in March 1994. Ms. Savage is the co-anchor of NBC 4's "Today in LA: Weekend" and also serves as a general assignment reporter for the "Channel 4 News". From 1991 to 1994, she was a general assignment reporter for the independent Los Angeles station, KCAL. Ms. Savage has been in broadcast journalism for more than ten years and has been the recipient of numerous awards and honors in her field.

     Mr. Corey P. Schlossmann was elected as a director of the Company on March 31, 2000 (see the section "Change in Control" in Item 1 to this Report). Mr. Schlossmann is Chairman of the Audit Committee. He also serves as a member of the Compensation and Merger and Acquisition Committees. Mr. Schlossmann has been Chief Executive Officer since October 1999, and Chief Financial Officer since January 1999, of Nationwide Auction Systems. Since January 1996, he also serves as a partner and board member of Gordon, Fishburn & Schlossmann, a management consulting and accounting firm. Since October 1999, he has also served as a director of Entrade, Inc., a New York Stock Exchange holding company whose online subsidiaries (including Nationwide Auction Systems) provide auction and asset disposition services to the utility and manufacturing industries, among others. Mr. Schlossmann was a partner of Hankin & Co., a consulting firm, from 1988 until 1995.

     Mr. Joseph Mazin was elected in June 1993 as a director of the Company. Mr. Mazin was appointed Chairman, President and Chief Executive Officer of the Company in October 1993. He resigned as a director on March 31, 2000 (see the section "Change in Control" in Item 1 to this Report). Mr. Mazin is the Chairman of the Board, President and Chief Executive Officer of Flamemaster Corporation, a publicly traded specialty chemicals manufacturer. Mr. Mazin has held this position for more than five years. He previously served as Chairman of the Board of Altius Corporation, a former manufacturer of industrial steel products.

     Ms. Irene J. Marino originally joined the Company in March 1982 and rejoined the Company in September 1987 after a leave of approximately four months. Ms. Marino was promoted to Manager of Finance and Administration in March 1983 and to Controller and Assistant Secretary in March 1986. Upon rejoining the Company in September 1987, Ms. Marino assumed the positions of Controller, Chief Financial Officer and Secretary of the Company. She was appointed Vice President of Finance in August 1989, and has more than 30 years' experience in finance, accounting and administration.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company during each of the last three fiscal years by the Company's Chief Executive Officer. No other executive officer of the Company earned in excess of $100,000:

                           SUMMARY COMPENSATION TABLE


                            Annual Compensation      Long-term Compensation
                            -------------------      ----------------------
Name and                                             Securities Underlying
Principal Position          Year     Salary($) (1)         Options
------------------          ----     -------------         -------
Joseph Mazin                2000        $45,048            2,766 (2)
President and Chief         1999         60,023               -
Executive Officer           1998         61,317               -

-------------------

(1) There are no employment agreements or contracts between the Company and Joseph Mazin.

(2)  See the section "Consulting Warrants" in this Item 11.


APRIL 1999 WARRANTS AND OPTIONS

     In April 1999, the Board of Directors authorized that 100,000 shares of the Common Stock be reserved for the granting of Warrants and Options. Said Warrants and Options are to be sold for a price of five cents per share and have an exercise price of $1.56 per share. The term of the Warrants and Options will be three years from date of issuance. At March 31, 2000, a total of 24,000 shares of the Common Stock have been issued upon the exercises of Options and Options to purchase a total of 8,000 shares were outstanding. During fiscal 2000, an Option for 1,500 shares was issued to an executive officer of the Company.

1985 EMPLOYEE STOCK OPTION PLAN

     In January 1985, the Board of Directors of the Company adopted the Company's 1985 Employee Stock Option Plan (the "1985 Plan"). In November 1985, the shareholders of the Company approved the 1985 Plan. The Board of Directors voted to extend the term of the 1985 Plan by 12 months, thereby making the new expiration date December 31, 1996. The 1985 Plan provided for the grant of both non-qualified stock options and incentive stock options to officers and other key employees of the Company and for the grant of non-qualified stock options to non-employee directors of the Company. The 1985 Plan covered an aggregate of 500,000 shares of the Common Stock. At March 31, 2000, options covering a total of 76,500 shares of the Common Stock were outstanding at an average exercise price of $ .9922 per share. Options covering a total of 290,250 shares of the Common Stock have been cancelled through March 31, 2000. A total of 312,750 shares of the Common Stock have been issued upon the exercise of options granted under the 1985 Plan. The 1985 Plan is administered by the Board of Directors of the Company. The exercise price of options granted could not be less than 100% of the fair market price of the Common Stock on the date of grant. The rate at which options granted under the 1985 Plan become exercisable was determined by the Board of Directors at the time of the grant of the option, provided that the option could not become exercisable in full and faster than annually over a two-year period and no slower than annually over a five-year period. Options which have been granted under the 1985 Plan are exercisable annually with respect to 25% of the total number of shares covered by the option. Options may not be exercised after the expiration of ten years from the date of grant, are non-transferable, other than by will or inheritance, and may be exercised only while an optionee is employed by the Company, except that an option may provide that it will be wholly or partially exercisable (a) within three months after an optionee's termination of employment for any reason other than cause, (b) within one year after an optionee's termination of employment, if such employment is terminated by reason of the optionee's death or permanent disability or if the optionee dies or becomes permanently disabled within three months after the termination of the optionee's employment, and (c) within thirty days after the termination of an optionee's employment for cause. The termination of a non-employee director's employment is deemed to occur on the termination of his or her status as a director of the Company.

CONSULTING WARRANTS

     See the section "Change in Control" in Item 1 of this Report for information as to the grant and exercise of the Consulting Warrants. The shares issued pursuant to the exercised Consulting Warrants included 2,766 shares to Mr. Mazin, 2,766 shares to another executive officer and an aggregate of 229,861 shares to four directors of the Company.

STOCK OPTION PLAN OF 2000

     In May 2000, the Board of Directors of the Company adopted the Stock Option Plan of 2000 (the " 2000 Plan"). A copy of the 2000 Option Plan is filed as an exhibit to this Report and is incorporated herein by this reference. The 2000 Option Plan provides for the grant of options to purchase shares of the Common Stock to directors, officers, employees and consultants of the Company. Non-qualified stock options may be granted to directors, officers, employees and consultants. Incentive stock options, as such form is defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), may be granted only to employees. The term of the 2000 Option Plan is for ten years and it provides for an aggregate of 1,000,000 shares of the Common Stock that may be optioned under the 2000 Option Plan. The 2000 Option Plan may be administered by the Board, its Compensation Committee, or any other Committee designated by the Board. Continuance of the 2000 Option Plan is subject to approval by the shareholders of the Company, which must be obtained within one year of its adoption by the Board. All options issued under the Plan shall become void in the event such approval is not obtained.

     The 2000 Option Plan, consistent with the provisions of the Code, provides that the exercise price of an incentive stock option shall not be less than the fair market value of the Common Stock on the date of grant, except that, if the employee owns stock possessing more than 10% of the total combined voting power of all classes of stock, the exercise price of the option must be at least 110% of the fair market value of the Common Stock on the date of grant and the incentive stock option cannot be exercised after five years from the date of grant. No stock option to be granted under the 2000 Option Plan may have a term in excess of ten years. The exercise price of a nonstatutory or nonqualified option may be less than the fair market value on the date of grant.

     The number of shares subject to an outstanding stock option and the exercise price thereof are subject to adjustment in the event of a stock dividend, stock split, reorganization, recapitalization, combination of shares, change in corporate structure or similar events. No fractional shares will be issued upon exercise and the Company has no obligation to pay for such fractional share.

     It is expected that no option to be granted will be exercisable during the first year after the date of grant and that it will thereafter become exercisable in installments. Some options to be granted to employees may have performance goals as the condition precedent to becoming exercisable.

     Stock options to be granted under the 2000 Option Plan will generally be non-transferable and not immediately exercisable.

     If the optionee's employment will terminate for any reason other than his or her death or disability, he or she may, for a period of up to three months, exercise the stock option to the extent exercisable upon the date of termination. If the optionee's employment will terminate because of his or her total and permanent disability (as defined in the Code), the optionee will have 12 months to exercise the stock option to the extent exercisable upon the date of termination. In the event of other disability causing termination, the optionee may have six (three months in the event the optionee wants continuous treatment of the stock option as an incentive stock option) to exercise the stock option to the extent exercisable upon the date of termination. If the optionee dies, his estate may exercise the stock option to the extent exercisable upon the date of death of the optionee, whether it occurred during the initial term or during the three, six or 12-month periods described in the three preceding sentences. In no event may a stock option be exercised beyond its original expiration date. Similar provisions will be applicable to optionees who are not employees.

     For a consultant to be eligible to receive a grant of a stock option under the 2000 Option Plan, the optionee must be a natural person and the services rendered for the Company must be of a bona fide nature and not in connection with the offer or sale of securities of the Company in a capital raising transaction and do not directly or indirectly promote or maintain a market for the Company's securities.

     On March 31, 2000, subject to the adoption of the 2000 Option Plan, each of the five directors was granted a stock option for 25,000 shares of the Common Stock,.

OPTION GRANTS, EXERCISES AND HOLDINGS

     No stock options or stock appreciation rights (SARs) were granted during fiscal 2000 to the Company's Chief Executive Officer who is the sole executive officer named in the Summary Compensation Table. However, as an employee of the Company, he did receive a Consulting Warrant. See the section "Consulting Warrants" in this Item 11.

     The following table provides certain summary information concerning the exercise of options during fiscal 2000 and unexercisable options held as of the end of fiscal 2000 by the Chief Executive Officer who is the sole executive officer named in the Summary Compensation Table:


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES


                           SHARES                             NUMBER OF                 VALUE OF
                           ACQUIRED                           UNEXERCISED               UNEXERCISED IN-THE-
                           ON               VALUE             OPTIONS HELD AT           MONEY OPTIONS
NAME                       EXERCISE         REALIZED          FISCAL YEAR END           AT FY-END (3)
                             (#)              ($)                  (#)
Joseph Mazin               27,766           $160,127 (1)       65,000 (2)               $1,141,562

------------------


(1) Such value is based upon the market value of the Common Stock on the date exercised less the exercise price paid at the time of exercise.

(2)  As of March 31, 2000, all 65,000 options were exercisable.

(3) Such value is based upon the market value of the Common Stock as of March 31, 2000, less the exercise price payable per share under such options.

DIRECTOR COMPENSATION

     Commencing March 31, 2000, directors will receive cash compensation for services provided as a director. Each director will be paid $250.00 for telephonic attendance and $500.00 for attendance in person at a meeting.

     Directors may be granted stock options as compensation for their services. During fiscal 2000, each of the five directors was granted a stock option under the 2000 Option Plan for 25,000 shares of the Common Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 2000, the members of the Compensation Committee were directors Ronald M. Chodorow and Tracie Savage, each of whom was not, during such fiscal year, an officer or employee of the Company and each of whom was not formerly an officer of the Company. In addition, neither had any relationship with the Company requiring disclosure by the Company pursuant to Item 404 of Regulation S-B.

     On March 31, 2000, as a result of the changes in the Board of Directors (see the section "Change in Control" in Item 1 to this Report), the Compensation Committee was reconstituted to consist of the following two directors: Harris Shapiro (Chairman), and Corey P. Schlossmann. Neither of the two members had any affiliation or relationship with the Company prior to March 31, 2000 of the type required to be disclosed hereunder.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Because of the above-described change in the composition of the Compensation Committee at the end of the fiscal 2000 and the contemplated change in chief executive officer of the Company, the Company does not believe that a discussion of the prior Compensation Committee's compensation policies applicable to the Company's executive officers would be informative to the Company's stockholders or any prospective investor reading this Report.

PERFORMANCE GRAPH

     Had the Company made the election based on its revenues for fiscal 1999 (which were substantially less than $25,000,000, being only $1,689.000) and its public float as of March 31, 1999 (which was substantially less than $25,000,000, being only $5,131,894), the Company could have filed during fiscal 2000 as a small business issuer. On such basis, it would not have been required to provide the performance graph required by Item 402(l) of Regulation S-K. On such basis and in view of its current losses, the Company requests that it not be obligated to incur the expenses of having a performance graph prepared and filed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT.

     The following table sets forth, as of June 30, 2000, certain information with respect to all shareholders known by the Company to be beneficial owners of more than 5% of its outstanding shares of the Common Stock, the Chief Executive Officer of the Company (being the sole executive officer named in the Summary Compensation Table in Item 11 to this Report), all directors and all officers and directors of the Company as a group:


NAME AND ADDRESS OF                   NUMBER OF SHARES OF COMMON             PERCENTAGE OF COMMON STOCK
BENEFICIAL OWNER                      STOCK BENEFICIALLY OWNED               BENEFICIALLY OWNED (1)
----------------                      ------------------------               ----------------------
Joseph Mazin                                829,563 (2)                                13.5
110 West Easy Street
Simi Valley, CA 93065

Flamemaster Corporation                     538,497                                     8.8
11120 Sherman Way
Sun Valley, CA 91252

JDK & Associates, Inc.                      506,869                                     8.3
19800 MacArthur Blvd., Suite 880
Irvine, CA 92612

Don Haidl                                   467,003                                     7.7
No.1 Twin Lakes Circle
Corona del Mar, CA 92625

William B. Wachtel                          427,873                                     7.0
Trustee of Digital Trust
c/o Wachtel & Masyr, LLP
110 East 59th Street
New York, NY 10022


NAME AND ADDRESS OF                   NUMBER OF SHARES OF COMMON             PERCENTAGE OF COMMON STOCK
BENEFICIAL OWNER                      STOCK BENEFICIALLY OWNED               BENEFICIALLY OWNED (1)
----------------                      ------------------------               ----------------------
Harris A. Shapiro                           284,500 (3)                                 4.7
110 East 59th Street
New York, NY 10022

Bryan Maizlish                                4,256 (4)                                 Nil
9705 Conestoga Way
Potomac, MD 20854

Timothy D. Morgan                             5,456 (4)                                 Nil
11734 Gladstone Circle
Fountain Valley, CA 92708

Tracie Savage                                14,356 (5)                                 Nil
3000 W. Alameda Avenue
Burbank, CA 91523

Corey P. Schlossmann                        496,259 (4)                                 8.1
19654-A Roscoe Blvd.
Northridge, CA 91324

All directors and officers
as a group (7 in number)                  1,639,206 (6)                                26.6


-----------

(1) The percentages computed in the table are based upon 6,094,530 shares of the Common Stock which were outstanding on June 30, 2000. Effect is given, pursuant to Rule 13-d(1)(i) under the Securities Exchange Act of 1934, as amended, to shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of June 30, 2000.

(2) The shares of the Common Stock reported in the table include (a) 538,497 shares owned by Flamemaster Corporation ("Flamemaster") for which Mr. Mazin has voting power as the President, Chairman and Chief Executive Officer of Flamemaster; (b) 36,000 shares owned by the Flamemaster Employees' Profit Sharing Plan for which Mr. Mazin is the fiduciary; (c) 30,500 shares owned by Altius Investment Corporation ("Altius") for which Mr. Mazin has shared voting power as Chairman of the Board of Altius; (d) 9,000 shares owned by dandybiz.com, Inc. for which Mr. Mazin has shared voting power as its President; and (e) 65,000 shares issuable upon exercise of an option expiring November 24, 2003.

(3) The shares of the Common Stock reported in the table reflect 284,500 shares owned by Millennium for which Mr. Shapiro has voting power as its President and do not reflect 25,000 shares issuable upon the exercise of a stock option expiring March 30, 2010 which was not exercisable at June 30, 2000 or within 60 days thereafter.

(4) The shares of the Common Stock reported in the table do not include 25,000 shares issuable upon the exercise of a stock option expiring March 30, 2010 which was not exercisable at June 30, 2000 or within 60 days thereafter.

(5) The shares of the Common Stock reported in the table include 10,000 shares issuable upon the exercise of an option expiring July 20, 2005 and do not include 25,000 shares issuable upon the exercise of a stock option expiring March 30, 2010 which was not exercisable at June 30, 2000 or within 60 days thereafter.

(6) The shares of the Common Stock reported in the table include (a) those shares indicated in the text to Notes 2 through 5 and (b) 1,500 shares issuable to an executive officer upon the exercise of a stock option expiring February 3, 2003.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.

               (a)  DOCUMENTS FILED WITH REPORT

                    (1)  FINANCIAL STATEMENTS

                         The financial statements listed on the accompanying
                    Index to Financial Statements and Schedules are filed as part of this Report.

                    (2)  FINANCIAL STATEMENT SCHEDULE

                         The financial statement schedule listed on the
                    accompanying Index to Financial Statements and Schedules are filed as part of this Report.

                    (3)  EXHIBITS

                         The exhibits listed on the accompanying Index to
                    Exhibits are filed as part of this Report.

               (b)  REPORTS ON FORM 8-K

                    (1) On April 14, 2000, the Company filed a Form 8-K reporting, under Item 1, a change in control of the Company. See section "Change in Control" in Item 1 to this Report.

                    (2) On June 26, 2000, the Company filed a Form 8-K reporting, under Item 4, that on June 19, 2000 the firm of KPMG LLP was retained to audit the financial statements of the Company, replacing the firm of Beckman Kirkland & Whitney. However, Beckman Kirkland & Whitney was retained to continue to prepare and file tax returns for the Company. See Item 9 to this Report.

                             PERFECTDATA CORPORATION

                                  SEC FORM 10-K

                            ITEMS 8, 14(a) AND 14(d)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


FINANCIAL STATEMENTS                                                             PAGE
--------------------                                                             ----
Independent Auditors' Report - March 31, 2000 .............................      F-1

Independent Auditors' Report - March 31, 1999 and 1998.....................      F-2

Balance Sheets - March 31, 2000 and 1999...................................      F-3

Statements of Operations -
   Years Ended March 31, 2000, 1999 and 1998 ..............................      F-4

Statements of Shareholders' Equity -
   Years Ended March 31, 2000, 1999 and 1998 ..............................      F-5

Statements of Cash Flows -
   Years Ended March 31, 2000, 1999 and 1998 ..............................      F-6

Notes to Financial Statements .............................................      F-7

SCHEDULES

Valuation and Qualifying Accounts      Schedule II .........................     F-16

     All other schedules are omitted as the required information is not applicable or the information is presented in the Financial Statements or Notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
PerfectData Corporation:


We have audited the accompanying balance sheet of PerfectData Corporation as of March 31, 2000 and the related statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of PerfectData Corporation as of March 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                   /s/ KPMG LLP


Los Angeles, California
June 2, 2000

Board of Directors and Shareholders
Perfectdata Corporation
Simi Valley, California

We have audited the accompanying balance sheet of Perfectdata Corporation as of March 31, 1999, and the related statements of operations, stockholders' equity, and comprehensive income (loss), and cash flows for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above presently fairly, in all material respects, the financial position of Perfectdata Corporation as of March 31, 1999, and the results of its operations and its cash flows for the years ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles.

As discussed in Note 11 to the financial statements, certain errors resulting in understatement of previously reported Net Loss as of March 31, 1998, were discovered by management of the Company during the current year. Accordingly, the 1998 financial statements have been restated to correct the error.



/s/ Beckman Kirkland & Whitney

Beckman Kirkland & Whitney
Agoura Hills, California

                             PERFECTDATA CORPORATION

                                 Balance Sheets

                             March 31, 2000 and 1999

                  (Dollars in thousands, except share amounts)


                                                                                             1999
                                    ASSETS                                 2000         (AS RESTATED)
                                                                     --------------     --------------
Current assets:
  Cash and cash equivalents (note 2)                                 $      4,087              1,074
  Accounts receivable, less allowance for doubtful receivables
    (note 2)                                                                  233                186
  Inventories (note 4)                                                        375                639
  Prepaid expenses and other current assets                                    56                 57
  Marketable securities (note 3)                                              250                327
                                                                     --------------     --------------

           Total current assets                                             5,001              2,283

Property and equipment, at cost, net (note 5)                                  53                 86
Other assets, net                                                              24                 30
                                                                     --------------     --------------
                                                                     $      5,078              2,399
                                                                     --------------     --------------
                                                                     --------------     --------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $        222                149
  Accrued salaries, wages and vacation                                         39                 47
  Other accrued expenses                                                       98                 85
                                                                     --------------     --------------

           Total current liabilities                                          359                281
                                                                     --------------     --------------

Shareholders' equity (notes 7 and 8):
  Preferred stock.  Authorized 2,000,000 shares; none issued                   --                 --
  Common stock, no par value.  Authorized 10,000,000 shares;
    issued and outstanding 6,094,000 and 3,155,000 shares in
    2000 and 1999, respectively                                            11,088              8,110
  Accumulated deficit                                                      (6,345)            (5,934)
  Accumulated other comprehensive loss                                        (24)               (58)
                                                                     --------------     --------------

           Net shareholders' equity                                         4,719              2,118

Commitments (note 10)
                                                                     --------------     --------------
                                                                     $      5,078              2,399
                                                                     --------------     --------------
                                                                     --------------     --------------


See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION

                            Statements of Operations

                    Years ended March 31, 2000, 1999 and 1998

                (Dollars in thousands, except share information)



                                                                                                                   1998
                                                                       2000                  1999             (AS RESTATED)
                                                                 ----------------      ----------------      ----------------
Net sales                                                       $        1,888                 1,689                 3,299

Cost of goods sold                                                       1,420                 1,038                 2,205
                                                                 ----------------      ----------------      ----------------

                 Gross profit                                              468                   651                 1,094

Selling, general and administrative expenses                             1,084                 1,180                 1,535
                                                                 ----------------      ----------------      ----------------

                 Loss from operations                                     (616)                 (529)                 (441)

Other income:
     Interest income, net                                                   21                    39                    33
     Other, net                                                            281                    88                    41
                                                                 ----------------      ----------------      ----------------

                 Loss from continuing operations                          (314)                 (402)                 (367)

Loss on disposal of discontinued operations (note 12)                       --                    --                  (182)
                                                                 ----------------      ----------------      ----------------

                 Net loss                                       $         (314)                 (402)                 (549)
                                                                 ----------------      ----------------      ----------------
                                                                 ----------------      ----------------      ----------------

Net loss per common share:
     Basic and diluted:
        Loss from continuing operations                         $         (.10)                 (.13)                 (.12)
        Loss on disposal of discontinued operations                         --                    --                  (.06)
                                                                 ----------------      ----------------      ----------------

                                                                $         (.10)                 (.13)                 (.18)
                                                                 ----------------      ----------------      ----------------
                                                                 ----------------      ----------------      ----------------

Weighted average shares outstanding                                   3,220,052             3,159,000             3,123,171
                                                                 ----------------      ----------------      ----------------
                                                                 ----------------      ----------------      ----------------


See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION

                     Statements of Shareholders' Equity and
                   Comprehensive Income (Loss) (Notes 7 and 8)

                    Years ended March 31, 2000, 1999 and 1998

                             (Amounts in thousands)


                                                                                                      COMMON STOCK
                                                                       COMPREHENSIVE     ---------------------------------------
                                                                       INCOME (LOSS)          SHARES                 AMOUNT
                                                                     ----------------    ----------------       ----------------
Balance at March 31, 1997, as restated (note 11)                                                  3,094        $         8,051

Common stock issued upon exercise of stock options                                                   70                     66

Comprehensive income (loss):
     Net unrealized gain on marketable securities                   $           27                   --                     --
     Net loss, as restated (note 11)                                          (549)                  --                     --
                                                                     ----------------    ----------------       ----------------

                 Total comprehensive loss                           $         (522)
                                                                     ----------------
                                                                     ----------------

Balance at March 31, 1998, as restated (note 11)                                                  3,164                  8,117

Common stock repurchased and retired                                                                 (9)                    (7)

Comprehensive income (loss):
     Net unrealized loss on marketable securities                   $          (80)                  --                     --
     Net loss                                                                 (402)                  --                     --
                                                                     ----------------    ----------------       ----------------

                 Total comprehensive loss                           $         (482)
                                                                     ----------------
                                                                     ----------------

Balance at March 31, 1999, as restated (note 11)                                                  3,155                  8,110

Sale of common stock, net of issuance costs of $105                                               2,848                  2,895

Common stock issued upon exercise of stock options and warrants                                      51                     64

Services rendered                                                                                    75                     53

Dividends - assets distributed to shareholders, (note 7)                                             --                     --

Common stock repurchased and retired                                                                (35)                   (34)

Comprehensive income (loss):
     Net unrealized gain on marketable securities                   $           34                   --                     --
     Net loss                                                                 (314)                  --                     --
                                                                     ----------------    ----------------       ----------------

                 Total comprehensive loss                           $         (280)
                                                                     ----------------
                                                                     ----------------
Balance at March 31, 2000                                                                         6,094        $        11,088
                                                                                         ----------------       ----------------
                                                                                         ----------------       ----------------


                                                                                          ACCUMULATED
                                                                                             OTHER                NET
                                                                    ACCUMULATED          COMPREHENSIVE        SHAREHOLDERS'
                                                                      DEFICIT            INCOME (LOSS)           EQUITY
                                                                 ----------------      ----------------     ----------------
Balance at March 31, 1997, as restated (note 11)                       (4,983)                   (5)                 3,063

Common stock issued upon exercise of stock options                         --                     --                    66

Comprehensive income (loss):
     Net unrealized gain on marketable securities                          --                     27                    27
     Net loss, as restated (note 11)                                     (549)                    --                  (549)
                                                                 ----------------      ----------------     ----------------

                 Total comprehensive loss

Balance at March 31, 1998, as restated (note 11)                       (5,532)                    22                 2,607

Common stock repurchased and retired                                       --                     --                    (7)

Comprehensive income (loss):
     Net unrealized loss on marketable securities                          --                    (80)                  (80)
     Net loss                                                            (402)                    --                  (402)
                                                                 ----------------      ----------------     ----------------

                 Total comprehensive loss

Balance at March 31, 1999, as restated (note 11)                       (5,934)                   (58)                2,118

Sale of common stock, net of issuance costs of $105                        --                     --                 2,895

Common stock issued upon exercise of stock options and warrants            --                     --                    64

Services rendered                                                          --                     --                    53

Dividends - assets distributed to shareholders, (note 7)                  (97)                    --                   (97)

Common stock repurchased and retired                                       --                     --                   (34)

Comprehensive income (loss):
     Net unrealized gain on marketable securities                          --                     34                    34
     Net loss                                                            (314)                    --                  (314)
                                                                 ----------------      ----------------     ----------------

                 Total comprehensive loss

Balance at March 31, 2000                                              (6,345)                   (24)                4,719
                                                                 ----------------      ----------------     ----------------
                                                                 ----------------      ----------------     ----------------

See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION

                            Statements of Cash Flows

                    Years ended March 31, 2000, 1999 and 1998

                             (Dollars in thousands)



                                                                                        2000                  1999
                                                                                   --------------        --------------
Cash flows from operating activities:
     Net loss                                                                     $       (314)                 (402)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
           Loss on disposal of discontinued operations                                      --                    --
           Depreciation and amortization                                                    33                    36
           Common stock issued for services rendered                                        53                    --
           (Gain) loss on sale of marketable securities                                   (165)                  (27)
           Provision for (recovery of) doubtful receivables                                 (6)                   (3)
           Decrease in litigation deposit                                                   --                    --
           (Increase) decrease in accounts receivable                                      (41)                  106
           (Increase) decrease in inventories                                              264                   (68)
           (Increase) decrease in prepaid expenses and other
              current assets                                                                 1                    24
           Decrease in other assets                                                          6                    --
           Increase (decrease) in accounts payable                                          73                    38
           Increase (decrease) in accrued expenses                                           5                   (16)
                                                                                   --------------        --------------
                 Net cash provided by (used in) operating activities                       (91)                 (312)
                                                                                   --------------        --------------
Cash flows from investing activities:
     Purchases of property and equipment                                                    --                    (4)
     Sale of investment in affiliated company                                               --                    --
     Purchase of marketable securities                                                      --                   (12)
     Sale of marketable securities                                                         179                    81
                                                                                   --------------        --------------
                 Net cash provided by (used in) investing activities                       179                    65
                                                                                   --------------        --------------
Cash flows from financing activities:
     Proceeds from the issuance of common stock, net of costs                            2,895                    --
     Proceeds from the exercise of stock options                                            64                    --
     Repurchase of common stock                                                            (34)                   (7)
                                                                                   --------------        --------------
                 Net cash provided by (used in) financing activities                     2,925                    (7)
                                                                                   --------------        --------------
                 Net cash provided by (used in) continuing operations                    3,013                  (254)

Cash used in discontinued operations                                                        --                    --
                                                                                   --------------        --------------
                 Increase (decrease) in cash and cash equivalents                        3,013                  (254)

Cash and cash equivalents at beginning of year                                           1,074                 1,328
                                                                                   --------------        --------------
Cash and cash equivalents at end of year                                          $      4,087                 1,074
                                                                                   --------------        --------------
                                                                                   --------------        --------------
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
        Income taxes                                                              $         --                    --
        Interest                                                                            --                    --
                                                                                   --------------        --------------
                                                                                   --------------        --------------


                                                                                        1998
                                                                                    (AS RESTATED)
                                                                                  ----------------
Cash flows from operating activities:
     Net loss                                                                               (549)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
           Loss on disposal of discontinued operations                                       182
           Depreciation and amortization                                                      38
           Common stock issued for services rendered                                          --
           (Gain) loss on sale of marketable securities                                       30
           Provision for (recovery of) doubtful receivables                                    3
           Decrease in litigation deposit                                                    305
           (Increase) decrease in accounts receivable                                        416
           (Increase) decrease in inventories                                                612
           (Increase) decrease in prepaid expenses and other
              current assets                                                                 (10)
           Decrease in other assets                                                           --
           Increase (decrease) in accounts payable                                          (213)
           Increase (decrease) in accrued expenses                                           (62)
                                                                                  ----------------
                 Net cash provided by (used in) operating activities                         752
                                                                                  ----------------
Cash flows from investing activities:
     Purchases of property and equipment                                                      (2)
     Sale of investment in affiliated company                                                  5
     Purchase of marketable securities                                                       (67)
     Sale of marketable securities                                                            15
                                                                                  ----------------
                 Net cash provided by (used in) investing activities                         (49)
                                                                                  ----------------
Cash flows from financing activities:
     Proceeds from the issuance of common stock, net of costs                                 --
     Proceeds from the exercise of stock options                                              66
     Repurchase of common stock                                                               --
                                                                                  ----------------
                 Net cash provided by (used in) financing activities                          66
                                                                                  ----------------
                 Net cash provided by (used in) continuing operations                        769

Cash used in discontinued operations                                                        (332)
                                                                                  ----------------
                 Increase (decrease) in cash and cash equivalents                            437

Cash and cash equivalents at beginning of year                                               891
                                                                                  ----------------
Cash and cash equivalents at end of year                                                   1,328
                                                                                  ----------------
                                                                                  ----------------
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
        Income taxes                                                                          --
        Interest                                                                              --
                                                                                  ----------------
                                                                                  ----------------

Supplemental disclosure of noncash transactions:
    During the year ended March 31, 2000, the Company distributed marketable securities with a fair value of $97 to common shareholders. The Company recognized a realized gain on this distribution of $34.


See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2000 and 1999



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  DESCRIPTION OF BUSINESS

          PerfectData Corporation (the Company) designs, assembles and sells computer and office equipment care and maintenance products.

     (b)  CASH EQUIVALENTS

          The Company considers all highly liquid certificates of deposit with an original maturity of three months or less to be cash equivalents.

     (c)  MARKETABLE SECURITIES

          The Company classifies its debt and equity securities in one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

          Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis.

          A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

     (d)  INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     (e)  FINANCIAL INSTRUMENTS

          The carrying amounts of financial instruments approximate fair value at March 31, 2000. The carrying amounts related to cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their relatively short maturity.


                                      F-7                            (Continued)

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2000 and 1999



     (f)  DEPRECIATION AND AMORTIZATION

          Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized straight line over the shorter of the lease term or estimated useful life of the asset. The estimated useful lives are as follows:

                        Machinery and equipment       3 to 5 years
                        Furniture and fixtures        3 to 5 years
                        Leasehold improvements        Life of lease
                        Tooling                       1 to 5 years


     (g)  REVENUE RECOGNITION

          Revenue from product sales is recognized upon shipment. A reserve for estimated sales returns and discounts based upon historical experience is provided at the time of sale.

     (h)  LOSS PER COMMON SHARE

          Basic and diluted loss per common share is based on the weighted-average number of shares outstanding during each of the respective periods. Diluted earnings per share includes the dilutive impact of stock options, warrants or other equity instruments. During the years presented herein, since net losses were incurred, the impact from such common stock equivalents was antidilutive; accordingly, the common stock equivalents were excluded from the calculation.

     (i)  INCOME TAXES

          The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards. The effect of rate changes is recorded during the period that includes the enactment date (see note 11).

     (j)  USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (k)  STOCK-BASED COMPENSATION

          SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. The Company follows the fair value provisions of SFAS No. 123 for options or warrants issued to nonemployee


                                      F-8                  (Continued)

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2000 and 1999



          consultants. As allowed by SFAS No. 123, the Company continues to account for stock-based compensation to employees and directors pursuant to Accounting Principles Board Opinion No. 25. The Company will comply with the pro forma disclosures, as applicable, required by SFAS No. 123.

     (l)  IMPAIRMENT OF LONG-LIVED ASSETS

          The Company accounts for long-lived assets at amortized cost. The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     (m)  RECLASSIFICATIONS

          Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

(2)  CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable.

     As of March 31, 2000, the Company had approximately $4,090,000 of cash and cash equivalents in three banks which exposes the Company to concentration of credit risk. The cash deposited at each bank is federally insured up to $100,000.

     The Company sells its principal products to a number of customers in the retail industry. As of March 31, 2000, approximately 40%, 12% and 10% of recorded accounts receivable were from three wholesale/discount merchants. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial conditions but does not generally require collateral. New customers requiring large credit accounts are required to provide letters of credit.

(3)  MARKETABLE SECURITIES

     Marketable securities were all classified as available-for-sale at March 31, 2000 and 1999 and are summarized as follows (dollars in thousands):


                                                             2000                         1999
                                                 ---------------------------    --------------------------
                                                   FAIR VALUE       COST         FAIR VALUE       COST
                                                 -------------  ------------    ------------  ------------
      Other government obligations              $         25             27             26            27
      Marketable equity securities                       225            247            301           359
                                                 -------------  ------------    ------------  ------------

                                                $        250            274            327           386
                                                 -------------  ------------    ------------  ------------

     The contractual maturities of debt securities available for sale at March 31, 2000 are greater than ten years.


                                      F-9                  (Continued)

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2000 and 1999

     Net unrealized holding gains (losses) at March 31, 2000 and 1999 were approximately $(24,000) and $(58,000), respectively. During the years ended March 31, 2000, 1999 and 1998, realized gains and losses from the sale of securities were $207,000 and $38,000, $2,000 and $8,000 and $11,000 and
     $32,000, respectively.

(4)  INVENTORIES

     Inventories, consisting of materials, labor and other costs, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories, net of allowances of $246,000 and $122,000 respectively, are summarized as follows (dollars in thousands):


                                                                MARCH 31
                                                   ----------------------------------
                                                         2000               1999
                                                   ---------------    ---------------
           Raw materials                           $           176                243
           Work in process                                      20                 63
           Finished products                                   179                333
                                                   ---------------    ---------------

                                                   $           375                639
                                                   ---------------    ---------------
                                                   ---------------    ---------------

(5)  PROPERTY AND EQUIPMENT

     Property and equipment consist of:


                                                              MARCH 31
                                                    ---------------------------------
                                                          2000             1999
                                                    ---------------  ----------------
           Machinery and equipment                 $          316               452
           Furniture and fixtures                              74               124
           Tooling                                              3               387
           Leasehold improvements                             155               155
                                                    ---------------  ----------------

                                                              548             1,118
           Less accumulated depreciation and
               amortization                                   495             1,032
                                                    ---------------  ----------------

                                                   $           53                86
                                                    ---------------  ----------------
                                                    ---------------  ----------------

     Depreciation and amortization expense for the years ended March 31, 2000, 1999 and 1998 was $33,000, $36,000 and $38,000, respectively. During the year ended March 31, 2000, the Company removed from its accounts fully depreciated assets of $571,000.

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2000 and 1999



(6)  INCOME TAXES

     A reconciliation of the federal statutory income tax rate to the effective income tax rate on loss from continuing operations is as follows:


                                                                                    MARCH 31
                                                            -------------------------------------------------------
                                                                                      1999              1998
                                                                  2000           (AS RESTATED)      (AS RESTATED)
                                                            -----------------  -----------------  -----------------
      Federal statutory rate                                       34%                 34%               34%
      Increases (reductions) in taxes due to:
          State income taxes (net of federal benefit)               6                   6                 6
          Valuation allowance adjustment                          (31)                (40)              (40)
          Unrealized gain allowance adjustment                     (5)                 --                --
          Dividends-received deduction                             (4)                 --                --
                                                            -----------------  -----------------  -----------------

                                                                   --%                 --%               --%
                                                            -----------------  -----------------  -----------------
                                                            -----------------  -----------------  -----------------

     The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets at March 31, 2000 and 1999 are summarized as follows (in thousands):


                                                                       MARCH 31
                                                        ---------------------------------------
                                                                                     1999
                                                              2000              (AS RESTATED)
                                                        -----------------     -----------------
             Deferred tax assets:
                 Net operating losses                  $          1,309               1,235
                 Inventories                                        105                  52
                 Marketable securities                               10                  25
                 Accrued expenses                                    38                  32
                 Business tax credit carryforwards                  174                 174
                 Other                                               16                  77
                                                        -----------------     -----------------

                                                                  1,652               1,595
                 Less valuation allowance                         1,652               1,595
                                                        -----------------     -----------------

                                                       $             --                  --
                                                        -----------------     -----------------
                                                        -----------------     -----------------

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2000 and 1999


     At March 31, 2000, the Company had net operating loss (NOL) carryforwards of approximately $3,687,000 for federal income tax purposes expiring in varying amounts through 2020. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2001 if not utilized. Additionally, the Company has general business tax credit carryforwards of approximately $174,000 which will begin to expire in 2012.

     Realization of the future tax benefits of the NOL carryforwards and other deferred tax assets is dependent on the Company's ability to generate future taxable income within the carryforward period. In assessing the likelihood of utilization of existing deferred tax assets, management considered the historical results of continuing operations over the last three years and the current economic environment in which the Company operates. Management has determined that future taxable income of the Company will more likely than not be insufficient to realize the recorded deferred tax assets of $1,652,000, and has recorded a valuation allowance of $1,652,000. During the years ended March 31, 2000 and 1999, the Company increased the valuation allowance in deferred tax assets by $57,000 and $180,000, respectively. (See note 11 for discussion of restated information).

(7)  SHAREHOLDERS' EQUITY

     On January 20, 2000, the Company entered into certain agreements with Millennium Capital Corporation (MCC) and JDK Associates (JDK). Pursuant to the agreements, the Company sold 1,333,333 shares of its common stock to MCC, JDK and certain of their associates and issued a warrant to purchase 1,800,000 shares of the Company's common stock at $2.75 per share, for aggregate consideration of $3,000,000. In addition, under the agreements, MCC and JDK will provide financial advisory assistance to the Company in searching for and closing future acquisitions and financings for which they will receive an advisory fee of 5% of the estimated purchase price for a future acquisition or for additional capital raised in support of future acquisitions. The term of this agreement is five years.

     Because of the significance of these agreements, the Company was required to obtain, and they did obtain on March 31, 2000, shareholder approval. Immediately thereafter, the warrant holders exercised warrants to purchase 1,780,000 shares of common stock using a cashless exercise provision, resulting in the issuance on March 31, 2000 of 1,515,406 shares of common stock. Accordingly, on March 31, 2000, 2,848,739 shares were issued for aggregate consideration of $3,000,000.

     For financial reporting purposes, the Company has accounted for these transactions as an increase in common stock for $3,000,000, recorded net of the applicable costs. The future 5% consulting fees will be accounted for if and when occurred.

     The remaining warrants to purchase 20,000 shares of common stock at $2.75 per share are outstanding at March 31, 2000.

     During the year ended March 31, 2000, the Company issued 75,000 shares of common stock for consulting services with an aggregate value of $53,000. Also during the fiscal 2000 year, the Company repurchased and retired 35,000 shares of common stock for aggregate consideration of $34,000.

     Dividends of $97,000, representing certain marketable securities, were distributed to common shareholders during the year ended March 31, 2000.

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2000 and 1999



     The articles of incorporation authorize a class of preferred stock issuable in classes and series with such designations, voting rights, redemption provisions, dividend rates, liquidation and conversion rights and other preferences and limitations as may be determined by the Board of Directors. No preferred stock was outstanding at March 31, 2000 or 1999.

(8)  STOCK OPTION AND BONUS PLANS

     During November 1985, the Company adopted the 1985 stock option plan to grant incentive and nonqualified stock options to officers and key employees of the Company for the purchase of up to 500,000 shares of the Company's common stock. Under the plan, options were granted at prices equal to or greater than fair market value at date of grant. The shares, subject to various limitations, are exercisable over terms not to exceed ten years. No options were granted during the three years ended March 31, 2000. A total of 312,750 options was exercised through March 31, 2000, with 76,500 options left outstanding. The 1985 Plan has expired; therefore, no additional options can be issued under its terms.

     Activity under the plan is summarized as follows:


                                                                  OPTION PRICE
                                                 NUMBER OF          PER SHARE
                                                   SHARES           (AVERAGE)        AGGREGATE
                                               ---------------  -----------------  --------------
      Options outstanding at March 31, 1997         199,500    $         1.0370         206,882

      Options exercised                             (70,000)              .9375         (65,625)
      Options canceled or expired                   (11,500)             1.3102         (15,068)
                                               ---------------  -----------------  --------------

      Options outstanding at March 31, 1998         118,000              1.0694         126,189

      Options canceled or expired                   (15,000)             1.5833         (23,750)
                                               ---------------  -----------------  --------------

      Options outstanding at March 31, 1999         103,000               .9945         102,439

      Options exercised                             (26,500)             1.0012         (26,531)
                                               ---------------  -----------------  --------------

      Options outstanding at March 31, 2000          76,500    $          .9923          75,908
                                               ---------------  -----------------  --------------
                                               ---------------  -----------------  --------------


     On April 28, 1999, the Board of Directors authorized the issuance of up to 100,000 warrants to members of the Board of Directors. Under this arrangement, members of the Board of Directors may purchase warrants for $.05 per share and the warrants have a three-year term. Activity for these warrants is summarized as follows:


                                                     SHARES              PRICE           AMOUNT
                                                 ---------------    --------------   --------------
     Warrants issued                                     32,000    $        1.56           49,920
     Warrants exercised                                  24,000             1.56           37,440
                                                 ---------------    --------------   --------------
     Warrants outstanding at March 31, 2000               8,000    $        1.56           12,480
                                                 ---------------    --------------   --------------
                                                 ---------------    --------------   --------------

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2000 and 1999



     On May 22, 2000, the Company Board of Directors adopted the Stock Option Plan of 2000 of PerfectData Corporation (the Plan) which provides for the granting of options to directors, officers, employees and consultants of the Company. The Company has reserved 1,000,000 shares of common stock under the Plan. Options granted under the Plan shall be at a price no less than the fair market value of the common stock on the date of grant or in the case of nonqualified stock options at a price equal to or greater than 85% of the fair market value on the date of grant. Options issued under the Plan are exercisable at various times as determined by the Board of Directors or its designee.

     The Plan will be voted on for approval at the Company's next shareholder meeting. Options to purchase 125,000 shares of common stock were granted to directors on March 31, 2000 at a price of $18.50 per share, all option grants are subject to the approval of the Plan. In addition, options to purchase 25,000 shares of common stock were issued to consultants at $18.50 per share. On May 22, 2000, options to purchase 200,000 shares of common stock were issued to directors and consultants at $4.13 per share. As the options are subject to final approval, no expense has been recorded in the accompanying financial statements. In addition, no pro forma expense information, required under FAS 123, is presented due to the contingent status of these options.

(9)  MAJOR CUSTOMER AND EXPORT SALES

     During the year ended March 31, 2000, two customers accounted for more than 10% of sales. These customers accounted for 19% and 14% of sales each. During the years ended March 31, 1999 and 1998, one customer accounted for 14% and 28% of net sales, respectively.

     The Company operates in principally one business segment: the distribution of office maintenance products.

     In addition, the Company had export sales to unaffiliated customers as follows (dollars in thousands):


                                                                    MARCH 31
                                          --------------------------------------------------------
                                               2000                   1999              1998
                                          ----------------     ---------------     ---------------
      Europe                             $            34                 110               242
      Canada                                           4                  16               199
      Australia                                       --                  --                20
      Africa                                           6                   9                30
      Far East                                        15                  22                19
      Other geographic areas                          --                   3                16
                                          ----------------     ---------------     ---------------
                                         $            59                 160               526
                                          ----------------     ---------------     ---------------
                                          ----------------     ---------------     ---------------


     Operations by geographic area are summarized as follows (dollars in thousands):


                                                                    MARCH 31
                                          --------------------------------------------------------
                                               2000                   1999              1998
                                          ----------------     ---------------     ---------------
      Net sales:
          Domestic customers             $         1,829               1,529               2,773
          International                               59                 160                 526
                                          ----------------     ---------------     ---------------
                    Total                $         1,888               1,689               3,299
                                          ----------------     ---------------     ---------------
                                          ----------------     ---------------     ---------------

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2000 and 1999



(10) COMMITMENTS

     The Company leases its facility under a noncancelable operating lease that expires May 1, 2003. In the current year, the Company entered into a sublease agreement of certain warehouse space in its facility that expires May 15, 2001.

     Rental expense, net of sublease income, was $91,000, $136,000 and $117,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

     Minimum annual rental commitments under operating leases are summarized as follows (in thousands):

                  2001                      $         133
                  2002                                138
                  2003                                 69
                                             --------------

                                            $         340
                                             --------------
                                             --------------


(11) RESTATEMENT

     At the end of the fiscal year ended March 31, 1997, the Company was informed that a significant customer would no longer be purchasing inventory from the Company. This customer accounted for 42% of sales in fiscal 1997. The Company failed to recognize this event in determining the recoverability of deferred tax assets and did not record an appropriate valuation allowance at March 31, 1997. Accordingly, the income tax provisions and related deferred tax asset information for fiscal years 1997, 1998 and 1999 were misstated. The effect of this error was to understate the net loss and accumulated deficit for the year ended March 31, 1997 by $437,000. In addition, certain accounts for fiscal 1999 and 1998 have been restated to reflect the correction of this error and are summarized as follows (in thousands):


                                                          1999                                    1998
                                        ------------------------------------------------------------------------------
                                          AS PREVIOUSLY                           AS PREVIOUSLY
                                             REPORTED          AS ADJUSTED           REPORTED          AS ADJUSTED
                                        ------------------  ------------------  ------------------  ------------------
      Balance sheet:
          Deferred tax assets          $             187                   --                187                  --
          Accumulated deficit                     (5,747)              (5,934)            (5,345)             (5,532)

      Income statement:
          Income taxes                                --                   --               (250)                 --
          Net loss                                    --                   --               (799)               (549)
                                        ------------------  ------------------  ------------------  ------------------
                                        ------------------  ------------------  ------------------  ------------------


(12) DISCONTINUED OPERATION

     The loss from discontinued operation during the year ended March 31, 1998 results from the final disposition of the Company's telecommunications and modem segment of its business initially disposed of in 1996.

                                                                        SCHEDULE
                             PERFECTDATA CORPORATION

                 Schedule II - Valuation and Qualifying Accounts

                    Years ended March 31, 2000, 1999 and 1998


                                                                                                  ADDITIONS
                                                                                -----------------------------------------
                                                                                                            CHARGED
                                                                  BALANCE            CHARGED TO             TO OTHER
                                                               AT BEGINNING          COSTS AND              ACCOUNTS
                                                                 OF PERIOD            EXPENSES              DESCRIBE
                                                            ------------------  --------------------   -------------------
Year ended March 31, 2000:
     Deducted from asset accounts:
        Allowance for doubtful accounts                    $               9                    --                    --
        Allowance for inventory valuation                                122                   124                    --
        Allowance for net unrealized (gains) losses
           on marketable securities                                       58                    --                    --
                                                            ------------------  --------------------   -------------------
                 Total                                     $             189                   124                    --
                                                            ------------------  --------------------   -------------------
                                                            ------------------  --------------------   -------------------

Year ended March 31, 1999:
     Deducted from asset accounts:
        Allowance for doubtful accounts                    $              12                    --                    --
        Allowance for inventory valuation                                120                     2                    --
        Allowance for net unrealized (gains) losses
           on marketable securities                                      (22)                   --                    80 (1)
                                                            ------------------  --------------------   -------------------
                 Total                                     $             110                     2                    80
                                                            ------------------  --------------------   -------------------
                                                            ------------------  --------------------   -------------------

Year ended March 31, 1998:
     Deducted from asset accounts:
        Allowance for doubtful accounts                    $               9                     3                    --
        Allowance for inventory valuation                                 40                    80                    --
        Allowance for net unrealized (gains) losses
           on marketable securities                                        5                    --                    --
                                                            ------------------  --------------------   -------------------
                 Total                                     $              54                    83                    --
                                                            ------------------  --------------------   -------------------
                                                            ------------------  --------------------   -------------------





                                                               DEDUCTIONS             BALANCE
                                                           -------------------       AT END OF
                                                                DESCRIBE               PERIOD
                                                           -------------------   --------------------
Year ended March 31, 2000:
     Deducted from asset accounts:
        Allowance for doubtful accounts                                   (6)                      3
        Allowance for inventory valuation                                  --                    246
        Allowance for net unrealized (gains) losses
           on marketable securities                                      (34) (1)                 24
                                                           -------------------   --------------------
                 Total                                                   (40)                    273
                                                           -------------------   --------------------
                                                           -------------------   --------------------

Year ended March 31, 1999:
     Deducted from asset accounts:
        Allowance for doubtful accounts                                   (3)                      9
        Allowance for inventory valuation                                  --                    122
        Allowance for net unrealized (gains) losses
           on marketable securities                                        --                     58
                                                           -------------------   --------------------
                 Total                                                    (3)                    189
                                                           -------------------   --------------------
                                                           -------------------   --------------------

Year ended March 31, 1998:
     Deducted from asset accounts:
        Allowance for doubtful accounts                                    --                     12
        Allowance for inventory valuation                                  --                    120
        Allowance for net unrealized (gains) losses
           on marketable securities                                      (27) (1)               (22)
                                                           -------------------   --------------------
                 Total                                                   (27)                    110
                                                           -------------------   --------------------
                                                           -------------------   --------------------


(1) Recorded as a component of comprehensive income (loss).


See accompanying independent auditors' report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PERFECTDATA CORPORATION

                              By: /s/ Joseph Mazin
                                      ------------
                                      Joseph Mazin, President


Date:  July 11, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on July 11, 2000.


         Signature                              Title
         ---------                              -----
/s/ Joseph Mazin                       President and Chief Executive Officer
    ------------                       (Principal Executive Officer)
    Joseph Mazin

/s/ Harris A. Shapiro                  Chairman of the Board
    -----------------                  and Director
    Harris A. Shapiro

/s/ Irene J. Marino                    V.P. Finance, Chief Financial Officer
    ---------------                    and Corporate Secretary (Principal
    Irene J. Marino                    Financial and Accounting Officer)

/s/ Bryan Maizlish                     Director
    --------------
    Bryan Maizlish

/s/ Timothy D. Morgan                  Director
    -----------------
    Timothy D. Morgan

/s/ Tracie Savage                      Director
    -------------
    Tracie Savage

/s/ Corey P. Schlossmann               Director
    --------------------
    Corey P. Schlossmann

                                INDEX TO EXHIBITS


         EXHIBIT NO.       DESCRIPTION OF EXHIBIT
         -----------       ----------------------
            3.1            Articles of Incorporation as amended to date (6)

            3.2            Bylaws as amended to date (11)

           10.1            1985 Employee Stock Option Plan (1)

           10.2            Form of Incentive Stock Option Agreement (2)

           10.3            Form of Non-Qualified Stock Option Agreement (3)

           10.4 Form of Representative Agreement between the Company and its Representatives (4)

           10.5 Form of Standard Exclusive Distributor Agreement between the Company and its Distributors (5)

           10.6            Standard Industrial Lease dated August 26, 1991,
                           between Wayne Mertes, Mamie Mertes, Mike Butler and
                           Sarah Butler, as lessor, and the Company, as lessee
                           (7)

           10.7            License Agreement between the Company and Arthur D.
                           Little Enterprises, Inc. (8)

           10.8 Advisory Agreement dated April 30, 1999 by and between Hudson Consulting Group, Inc. and the Company and written notice of termination dated October 27, 1999 (11)

           10.9 Stock Purchase Agreement dated January 20, 2000 by and among the Company, Millennium, JDK and other
                           Buyers (9)

           10.10           Letter Agreement dated January 20, 2000 ("Consulting
                           Agreement") by and among the Company, Millennium and JDK (10)

           10.11           Stock Option Plan of 2000 of the Company (11).

           16              Letter dated June 23, 2000 from Beckman Kirkland &
                           Whitney to the Commission (12)

--------------

(1) Incorporated by reference to exhibit number 10.7 to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1985.

(2) Incorporated by reference to exhibit number 10.8 to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1985.

(3) Incorporated by reference to exhibit number 10.9 to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1985.

(4) Incorporated by reference to exhibit number 10.39 to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1987.

(5) Incorporated by reference to exhibit number 10.40 to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1987.

(6) Incorporated by reference to exhibit number 3.1 to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1990.

(7) Incorporated by reference to exhibit number 10.56 to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1992.

(8) Incorporated by reference to exhibit number 10.60 to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1994.

(9) Incorporated by reference to the Company's definitive Proxy Statement dated March 10, 2000 filed on March 14, 2000.

(10) Incorporated by reference to exhibit "B" to the Company's Form 8-K dated March 31, 2000 filed April 14, 2000.

(11) Filed herewith.

(12) Incorporated by reference to exhibit number 16 to the Company's Form 8-K/A dated June 28, 2000 filed June 29, 2000

                             PerfectData Corporation
                           Annual Report on Form 10-K
                                       for
                        Fiscal Year Ended March 31, 2000
                           Commission File No. 0-12817

                       Index to Exhibits Filed with Report


EXHIBIT NUMBER    EXHIBIT                                                  PAGE
--------------    -------                                                  ----
3.2               Bylaws as amended to date..............................  E-2

10.8              Advisory Agreement dated April 30, 1999 by and
                  between Hudson Consulting Group, Inc. and the
                  Company and written notice of termination dated
                  October 27, 1999.......................................  E-29

10.11             Stock Option Plan of 2000 of the
                  Company................................................  E-38