Form 10-Q
period 2000-06-30
PERFECTDATA CORP
filed 2000-08-11
CIK 719662

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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


               FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT:
                                 Not Applicable


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
    -----          -----

As of July 31, 2000, there were 6,094,530 shares of Common Stock outstanding.

                             PERFECTDATA CORPORATION



                                      INDEX


                                                                                    Page
                                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheets - June 30, 2000 (unaudited) and
                  March 31, 2000                                                      2

                  Statements of Operations and Comprehensive Income (Loss) -
                   three months ended June 30, 2000 and 1999 (unaudited)              3

                  Statements of Shareholders' Equity -
                  three months ended June 30, 2000 (unaudited)                        4

                  Statements of Cash Flows - three months
                  ended June 30, 2000 and 1999 (unaudited)                            5

                  Notes to Financial Statements (unaudited)                          6 - 7

Item 2.           Management's discussion and analysis of
                  financial condition and results of operations                      8 - 10


PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                     11



                           PERFECTDATA CORPORATION
                               Balance Sheets
                                (Unaudited)
                           (Dollars in thousands)


                                                                      JUNE 30,                            MARCH 31,
                                                                        2000                                 2000
                                                              -------------------------            -------------------------
          ASSETS
Current assets
  Cash and cash equivalents, including
    short-term certificates of deposit of
    $213 at June 30, 2000 and
    $222 at March 31, 2000, respectively                                       $ 3,955                              $ 4,087
  Accounts receivable, less allowance
    for doubtful receivables                                                       257                                  233
  Inventories                                                                      392                                  375
  Prepaid expenses and other current assets                                         67                                   56
  Marketable securities, short-term                                                215                                  250
                                                              -------------------------            -------------------------

           Total current assets                                                  4,886                                5,001

Property, plant and equipment, at cost, net                                         56                                   53
Other assets, net                                                                   24                                   24
                                                              -------------------------            -------------------------
                                                                               $ 4,966                              $ 5,078
                                                              =========================            =========================

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                             $   293                              $   222
  Accrued salaries, wages and vacation                                              40                                   39
  Other accrued expenses                                                           105                                   98
                                                              -------------------------            -------------------------

          Total current liabilities                                                438                                  359
                                                              -------------------------            -------------------------


Shareholders' equity:
  Preferred Stock.  Authorized 2,000,000
    shares; none issued                                                              -                                    -
  Common Stock, no par value.  Authorized
    10,000,000 shares; issued and
    outstanding 6,094,530 shares at
    June and at March                                                           11,088                               11,088
  Accumulated deficit                                                           (6,511)                              (6,345)
  Accumulated other comprehensive loss                                             (49)                                 (24)
                                                              -------------------------            -------------------------

Net shareholders' equity                                                         4,528                                4,719
                                                              -------------------------            -------------------------
                                                                               $ 4,966                              $ 5,078
                                                              =========================            =========================


See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
            Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)


                                                                         THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                                        1999
                                                                      2000          (AS RESTATED)
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                            $  500              $ 524

Cost of goods sold                                                      383                330
                                                          -------------------------------------

              Gross profit                                              117                194

Selling, general and administrative expenses                            340                288
                                                          -------------------------------------

             Loss from operations                                      (223)               (94)

Other income:
     Interest income, net                                                 5                  5
     Other, net                                                          52                 39
                                                          -------------------------------------
                            Net loss                                   (166)               (50)

Other Comprehensive Income:

Unrealized gain (loss) on marketable securities                         (25)               300
                                                          -------------------------------------

Comprehensive income (loss)                                          $ (191)             $ 250
                                                          =====================================

Net loss per common share - basic and diluted                        $ (.03)           $ ( .02)
                                                          =====================================

Weighted average shares outstanding - basic and diluted               6,094              3,175
                                                          =====================================


See accompanying notes to financial statements.

                                         PERFECTDATA CORPORATION
                                    Statements of Shareholders' Equity
                                               (Unaudited)
                                              (In thousands)

---------------------------------------------------------------------------------------------------------------------------------


Period from March 31, 2000 through June 30, 2000
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                 ACCUMULATED
                                                 COMMON STOCK                                       OTHER                NET
                                       ---------------------------------        ACCUMULATED     COMPREHENSIVE        SHAREHOLDERS'
                                           SHARES           AMOUNT                DEFICIT       INCOME (LOSS)          EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Balance at
  March 31, 2000                              6,094          $11,088           $(6,345)                $(24)             $4,719

Net unrealized loss on
  marketable securities                           -                -                 -                  (25)                (25)

Net loss                                          -                -              (166)                   -                (166)
--------------------------------------------------------------------------------------------------------------------------------

Balance at
  June 30, 2000                               6,094          $11,088           $(6,511)                $(49)             $4,528

================================================================================================================================


See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                   THREE MONTH PERIOD ENDED
                                                                                         JUNE 30,
                                                                        --------------------------------------------
                                                                                                        1999
                                                                             2000                   (AS RESTATED)
                                                                             ----                   -------------
Cash Flows from operating activities:
Net loss                                                                   $ (166)                        $  (50)
Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                                                4                              7
   Stock Issued for services                                                    -                             26
  (Increase) in accounts receivable                                           (24)                          (131)
  (Increase) decrease in inventories                                          (17)                            16
  (Increase) decrease in prepaid
     expenses and other current assets                                        (11)                            16
   Increase in accounts payable                                                71                             97
   Increase in accrued expenses                                                 8                             19
                                                                     -------------            -------------------

              Net cash used in operating activities                          (135)                             -
                                                                     -------------            -------------------

Cash flows from investing activities:
Purchases of property, plant, and equipment                                $   (7)                             -
Decrease in investment securities, net                                         10                             20
                                                                     -------------            -------------------

              Net cash provided by investing activities                         3                             20
                                                                     -------------            -------------------

Increase (decrease) in cash and cash equivalents                             (132)                            20
Cash and cash equivalents at beginning of period                            4,087                          1,074
                                                                     -------------            -------------------

Cash and cash equivalents at end of period                                 $3,955                         $1,094
                                                                     =============            ===================


See accompanying notes to financial statements.

                            PERFECTDATA CORPORATION
                        Notes to Financial Statements


1. In the opinion of the Company, the unaudited financial statements contained in this Report have been prepared on a basis consistent with the financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2000 ("Annual Report 2000"). As reported in the Annual Report 2000, when the Company was informed it lost its major customer in June 1997, the Company failed to recognize the event in determining the recoverability of deferred tax assets and did not record an appropriate valuation allowance at March 31, 1997. Accordingly, certain accounts were restated to reflect the correction of this error. All adjustments included in the financial statements in this Report are of a normal recurring nature and are necessary to present fairly the Company's financial position as of June 30, 2000 and the results of its operations and cash flows for the three months ended June 30, 2000 and 1999. Results of operations for interim periods are not necessarily indicative of results of operations for a full year due to external factors that are beyond the control of the Company.

2.   MARKETABLE SECURITIES

     Marketable securities classified as current assets at June 30, 2000 and March 31, 2000, respectively, are summarized as follows (dollars in thousands):


                                                June 30, 2000             March 31, 2000
                                             ---------------------       ---------------------
                                              Fair Value     Cost         Fair Value     Cost
                                             -----------    ------       -----------     -----
         Other Government Obligations          $ 24          $ 27          $ 25          $ 27
         Marketable equity securities           191           237           225           247
                                             -----------    ------       -----------     -----
                                               $215          $264          $250          $274
                                             ===========    ======       ===========     =====

3.       INVENTORIES

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories are summarized as follows (dollars in thousands):


                                June 30, 2000     March 31, 2000
                                -------------     --------------
         Raw materials              $184               $176
         Work in process              20                 20
         Finished products           188                179
                                    ----               ----

                                    $392               $375
                                    ====               ====


4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of (dollars in thousands):


                                               June 30, 2000              March 31, 2000
                                               -------------              --------------
         Machinery and equipment                     $316                       $316
         Furniture and fixtures                        81                         74
         Tooling                                        3                          3
         Leasehold improvements                       155                        155
                                               -------------              --------------
                                                      555                        548

            Less accumulated
              Depreciation and amortization           499                        495
                                               -------------              --------------

                                                     $ 56                       $ 53
                                               =============              ==============

5.   INCOME TAXES

     At June 30, 2000, the Company had net operating loss (NOL) carryforwards of approximately $3,857,000 for federal income tax purposes expiring in varying amounts through 2020. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2001 if not utilized. Additionally, the Company has general business tax credit carryforwards of $174,000 which will begin to expire in 2000.

     SFAS 109 requires that the tax benefit of such NOLs and other deferred tax assets be recorded using current tax rates as an asset to the extent management assesses the utilization of such NOLs and other assets to be more likely than not. Management has determined that future taxable income of the Company will likely not be sufficient to realize the recorded deferred tax asset of $1,718,000. As such, the Company has recorded a valuation allowance of $1,718,000.

6.   STOCK OPTION PLAN OF 2000

     On May 22, 2000, two new Advisory Board Members were each granted a stock option for 25,000 shares of Common Stock under the Stock Option Plan of 2000. The Plan, as well as the stock option grants, are subject to approval by the shareholders.

7.   LOSS PER COMMON SHARE

     Basic net loss per share is based on the weighted average number of shares outstanding during each of the respective periods. Diluted net loss per share includes the dilutive effect of all Common Stock equivalents, such as stock options. During the respective periods, the impact of the Common Stock equivalents was antidilutive, therefore they have been excluded from the calculation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net sales for the first fiscal quarter ended June 30, 2000 ("current quarter") were $500,000 compared to $524,000 in the year-earlier period. The decrease in sales of $24,000, or 4.6%, was due, in part, to a decline in business with the Company's European distributor. The Company is seeking new channels of distribution for its products in Europe.

     Cost of goods sold as a percentage of net sales was 76% for the current quarter compared to 63% in the year-earlier period. The increase primarily related to an increase in the material cost of the gases used in the Company's principal selling product line of compressed gas dusters. The Company began incurring this cost increase during the quarter ended September 30, 1999.

     Selling, General and Administrative Expenses ("Expenses") for the current quarter were $340,000 compared to $288,000 in the year-earlier period. The increase in Expenses of $52,000, or 18.1%, directly related to costs associated with opening an acquisition and merger office, legal fees for the Company's new Corporate Counsel and an increase in accounting fees.

     The increased loss from operations in the current quarter was primarily due to the increase in cost of goods sold and Expenses as described above. As previously reported in the Annual Report 2000, the shareholders of the Company approved the Stock Purchase Agreement and related transactions on March 31, 2000, which resulted in a change in control of the Company. The new Board is currently reviewing what actions would be appropriate to effect a turn around in the Company's operations. There can be no assurance, however, as to when such actions will be implemented or as to the success thereof.

     Other income for the current quarter was primarily dividend income of $56,000 net of loss on securities of $2,000, as compared to Other Income in the year-earlier period of dividend income of $11,000, a gain on securities of $8,000 and miscellaneous income of $19,000. The increase in dividend income in the current quarter directly relates to the $3,000,000 which the Company received from the sale of its Common Stock pursuant to the Stock Purchase Agreement.

     The Company, with its new directors, is seeking acquisitions which may or may not be related to its current business. There can, of course, be no assurance that any such acquisitions will be effected.

     Joseph Mazin resigned as President and Chief Executive Officer of the Company effective July 27, 2000. However, Mr. Mazin will continue to serve as a Consultant to the Company until March 31, 2001. The Board is seeking a replacement for Mr. Mazin on an interim and ultimately permanent basis.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased $132,000, from $4.087 million at March 31, 2000 to $3.955 million at June 30, 2000. The decrease in cash during the first quarter of fiscal 2001 resulted primarily from $135,000 used in operating activities. The cash used in operating activities was primarily the result of the net loss of $166,000, as well as increases in accounts receivables, inventories and prepaid expenses and other current assets, partially offset by the increase in accounts payable

     The Company believes that it has sufficient working capital ($4.448 million at June 30, 2000) to finance the Company's operational requirements for at least the next twelve months.

     At June 30, 2000, the Company had net operating loss and general business tax credit carry forwards for income tax purposes of approximately $3,857,000 and $174,000, respectively, available to reduce future potential Federal income taxes. See note 5 to the financial statements.

YEAR 2000 UPDATE

     The Company has completed its Year 2000 ("Y2K") Project ("Project") as scheduled, including addressing leap year calendar date calculation concerns. The possibility of significant interruptions of normal operations has been reduced. As of August 10, 2000, the Company's products, computing, and communications infrastructure systems have operated without Y2K related problems and appear to be Y2K ready. The Company is not aware that any of its major customers or third-party suppliers have experienced significant Y2K related problems.

     Contingency plans are complete and will be implemented if required. Should a significant problem occur, the Company would revert to standard manual contingency procedures to continue operation until the problem is corrected.

     Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the caption "Forward-Looking and Cautionary Statements" in this item.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999.

     In March 2000, the FASB issued FASB Interpretation No. 44
("Interpretation No. 44"), and interpretation of APB Opinion No. 25, Accounting for Certain Transactions involving Stock Compensation.
Interpretation No. 44 is effective after July 1, 2000, but certain conclusions in Interpretation No. 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that
Interpretation No. 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying Interpretation No. 44 are recognized on a prospective basis from July 1, 2000.

     While the Company has not fully assessed the impact of the adoption of these recently issued accounting pronouncements, the Company believes that adoption of these accounting pronouncements will not have a significant impact on the Company.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

     With the exception of historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements that involve risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying information that is forward-looking and, accordingly, involves risks and uncertainties, including, without limitation, statements regarding the Company's future financial performance, and the results or success of discussions with other entities on mergers, acquisitions, or alliance possibilities and expansion of the Company's current product offerings. Other risks are discussed in the Annual Report 2000. As a result, actual results may differ materially from those described in the forward-looking statement. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement in this Report.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is not subject to any significant market risks such as fluctuations in foreign currencies or interest rates.

PART II.          OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.

                           Inapplicable.

                  (b)      Reports on Form 8-K.


                           1. As previously reported in the Annual Report 2000, the Company filed a Form 8-K on April 14, 2000, reporting, under Item 2, a change in control of the Company.

                           2. As previously reported in the Annual Report 2000, the Company filed a Form 8-K on June 26, 2000, reporting, under Item 4, that on June 19, 2000 the firm of KPMG LLP was retained to audit the financial statements of the Company.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PERFECTDATA CORPORATION


                                          By: /s/ Irene J. Marino
                                                  ---------------
                                                  Irene J. Marino
                                                  V.P. Finance, Chief Financial
                                                  Officer and Corporate
                                                  Secretary (Principal Financial
                                                  and Accounting Officer)




Date: August 10, 2000
      ---------------