Form 10-Q
period 2000-09-30
PERFECTDATA CORP
filed 2000-11-13
CIK 719662

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

As of October 31, 2000, there were 6,094,530 shares of Common Stock outstanding.

                             PERFECTDATA CORPORATION



                                      INDEX

                                                                                       PAGE
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Balance Sheets - September 30, 2000 (unaudited) and
                  March 31, 2000                                                        2

                  Statements of Operations and Comprehensive Income (Loss)
                  - quarters ended September 30, 2000 and 1999 (unaudited)
                  and six months ended September 30, 2000 and 1999 (unaudited)          3

                  Statements of Shareholders' Equity -
                  six months ended September 30, 2000 (unaudited)                       4

                  Statements of Cash Flows - six months
                  ended September 30, 2000 and 1999 (unaudited)                         5

                  Notes to Financial Statements (unaudited)                           6 - 7

Item 2.           Management's discussion and analysis of
                  financial condition and results of operations                       8 - 11


PART II. OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                          12 - 13

Item 6.           Exhibits and Reports on Form 8-K                                     13

                             PERFECTDATA CORPORATION
                                 Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)


                                                   SEPTEMBER 30,      MARCH 31,
                                                       2000             2000
                                                   --------------    ----------
          ASSETS
Current assets
  Cash and cash equivalents, including
    short-term certificates of deposit of
    $213 at September 30, 2000 and
    $222 at March 31, 2000, respectively           $        3,783    $    4,087
  Marketable securities, short-term                           209           250
  Accounts receivable, less allowance
    for doubtful receivables                                  263           233
  Inventories                                                 435           375
  Prepaid expenses and other current assets                    77            56
                                                   --------------    ----------
           Total current assets                             4,767         5,001

Property, plant and equipment, at cost, net                    51            53
Other assets, net                                              19            24
                                                   --------------    ----------
                                                   $        4,837    $    5,078
                                                   ==============    ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                 $          318    $      222
  Accrued salaries, wages and vacation                         43            39
  Other accrued expenses                                      120            98
                                                   --------------    ----------

          Total current liabilities                           481           359
                                                   --------------    ----------

Shareholders' equity:
  Preferred Stock.  Authorized 2,000,000
    shares; none issued                                      --            --
  Common Stock, no par value.  Authorized
    10,000,000 shares; issued and
    outstanding 6,094,530 shares at
    September and at March                                 11,088        11,088
  Accumulated deficit                                      (6,698)       (6,345)
  Accumulated other comprehensive loss                        (34)          (24)
                                                   --------------    ----------
Net shareholders' equity                                    4,356         4,719
                                                   --------------    ----------
                                                   $        4,837    $    5,078
                                                   ==============    ==========

See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
            Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)

                                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                                          1999                       1999
                                                           2000      (AS RESTATED)     2000     (AS RESTATED)
--------------------------------------------------------------------------------------------------------------
Net sales                                                 $   549    $        472    $ 1,049    $        996

Cost of goods sold                                            407             318        790             648
                                                          ---------------------------------------------------
             Gross Profit                                     142             154        259             348

Selling, general and administrative expenses                  376             327        716             615
                                                          ---------------------------------------------------
             Loss from operations                            (234)           (173)      (457)           (267)

Other income:

  Interest income                                               3               6          8              11

  Other, net                                                   44              48         96              87
                                                          ---------------------------------------------------
                 Net loss                                    (187)           (119)      (353)           (169)

Other comprehensive income (loss):

Unrealized gain (loss) on marketable securities                15            (162)       (10)            138
                                                          ---------------------------------------------------

Comprehensive loss                                        $  (172)   $       (281)   $  (363)   $        (31)
                                                          ===================================================

Net loss per common share - basic and diluted             $  (.03)   $       (.04)   $  (.06)   $       (.05)
                                                          ===================================================

Weighted average shares outstanding - basic and diluted     6,094           3,224      6,094           3,200
                                                          ===================================================


See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
                       Statements of Shareholders' Equity
                                   (Unaudited)
                                 (In thousands)

--------------------------------------------------------------------------------------------------------------------------

Period from March 31, 2000 through September, 30, 2000
--------------------------------------------------------------------------------------------------------------------------

                                                                                      ACCUMULATED
                                     COMMON STOCK                                        OTHER                  NET
                                -----------------------           ACCUMULATED       COMPREHENSIVE          SHAREHOLDERS'
                                SHARES           AMOUNT              DEFICIT         INCOME (LOSS)             EQUITY
--------------------------------------------------------------------------------------------------------------------------
Balance at
  March 31, 2000                 6,094             $ 11,088         $  (6,345)          $     (24)            $   4,719

Net unrealized loss on
  marketable securities              -                    -                 -                 (10)                  (10)


Net loss                             -                    -              (353)                  -                  (353)
--------------------------------------------------------------------------------------------------------------------------
Balance at
  September 30, 2000             6,094             $ 11,088         $  (6,698)          $     (34)            $   4,356
==========================================================================================================================


See accompanying notes to financial statements.

                            PERFECTDATA CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        SIX MONTH PERIOD ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                                      1999
                                                         2000     (AS RESTATED)
                                                       -------    -------------
Cash Flows from operating activities:
Net loss                                               $  (353)   $      (169)
Adjustments to reconcile net loss to
  net cash used in operating activities;
   Depreciation and amortization                             9             15
   Stock Issued for services                              --               52
  Increase in accounts receivable                          (30)           (72)
  (Increase) decrease in inventories                       (60)           143
  (Increase) decrease in prepaid
    expenses and other current assets                      (21)            16
   Decrease in other assets                                  5           --
   Increase (decrease) in accounts payable                  96            (53)
   Increase in accrued expenses                             26              7
                                                       -------    -----------

           Net cash used in operating activities          (328)           (61)
                                                       -------    -----------
Cash flows from investing activities:
   Purchases of property, plant, and equipment              (7)          --
   Decrease in marketable securities, net                   31             13
                                                       -------    -----------

           Net cash provided by investing activities        24             13
                                                       -------    -----------
Cash flows from financing activities:
   Proceeds from the exercise of stock options            --               19
                                                       -------    -----------

           Net cash provided by financing activities      --               19
                                                       -------    -----------
Decrease in cash and cash equivalents                     (304)           (29)
Cash and cash equivalents at beginning of period         4,087          1,074
                                                       -------    -----------
Cash and cash equivalents at end of period             $ 3,783    $     1,045
                                                       =======    ===========


See accompanying notes to financial statements.

                            PERFECTDATA CORPORATION
                          Notes to Financial Statements


1. In the opinion of the Company, the unaudited financial statements contained in this Report have been prepared on a basis consistent with the financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 ("Annual Report 2000"). As reported in the Annual Report 2000, when the Company was informed it lost its major customer in June 1997, the Company failed to recognize the event in determining the recoverability of deferred tax assets and did not record an appropriate valuation allowance at March 31, 1997. Accordingly, certain accounts were restated to reflect the correction of this error. All other adjustments included in the financial statements in this Report are of a normal recurring nature and are necessary to present fairly the Company's financial position as of September 30, 2000 and the results of its operations and cash flows for the six months ended September 30, 2000 and 1999. Results of operations for interim periods are not necessarily indicative of results of operations for a full year due to external factors that are beyond the control of the Company.

2.   MARKETABLE SECURITIES

     Marketable securities classified as current assets at September 30, 2000 and March 31, 2000, respectively, are summarized as follows (dollars in thousands):

                                    SEPTEMBER 30, 2000    MARCH 31, 2000
                                    ------------------   -----------------
                                    FAIR VALUE    COST   FAIR VALUE   COST
                                    ----------    ----   ----------   ----
     Government Obligations         $       25    $ 27   $       25   $ 27
     Marketable equity securities          184     216          225    247
                                    ----------    ----   ----------   ----
                                    $      209    $243   $      250   $274
                                    ==========    ====   ==========   ====

3.   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories are summarized as follows (dollars in thousands):

                         SEPTEMBER 30, 2000      MARCH 31, 2000
                         ------------------      --------------
     Raw materials       $              204      $          176
     Work in process                     22                  20
     Finished products                  209                 179
                         ------------------      --------------
                         $              435      $          375
                         ==================      ==============

4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of (dollars in thousands):

                                                    SEPTEMBER 30, 2000      MARCH 31, 2000
                                                    ------------------      ---------------
        Machinery and equipment                     $              316          $       316
        Furniture and fixtures                                      81                   74
        Tooling                                                      3                    3
        Leasehold improvements                                     155                  155
                                                    ------------------      ---------------
                                                                   555                  548

           Less accumulated
             Depreciation and amortization                         504                  495
                                                    ------------------      ---------------
                                                    $               51      $            53
                                                    ==================      ===============

5.   INCOME TAXES

     At September 30, 2000, the Company had net operating loss (NOL) carryforwards of approximately $4,068,000 for federal income tax purposes expiring in varying amounts through 2020. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2001 if not utilized. Additionally, the Company has general business tax credit carryforwards of $174,000, of which $144,000 will expire in 2000, $17,000 in 2001 and $13,000 thereafter.

     SFAS 109 requires that the tax benefit of such NOLs and other deferred tax assets be recorded as an asset using current tax rates to the extent management assesses the utilization of such NOLs and other assets to be more likely than not. Management has determined that future taxable income of the Company will likely not be sufficient to realize the recorded deferred tax asset of $1,801,000. As such, the Company has recorded a valuation allowance of $1,801,000.

6.   LOSS PER COMMON SHARE

     Basic net loss per share is based on the weighted average number of shares outstanding during each of the respective periods. During the respective periods, the impact of the Common Stock equivalents, such as stock options, was antidilutive; therefore, they have been excluded from the calculation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the second fiscal quarter ended September 30, 2000 ("current quarter") increased $77,000, or 16%, to $549,000 from net sales of $472,000 in the year-earlier period. Net sales for the six months ended September 30, 2000 ("current six-month period") increased $53,000, or 5%, to $1,049,000 from net sales of $996,000 in the year-earlier period. The increased sales are a result of the Company's efforts to increase business with its existing customers.

     On August 29, 2000, the Company engaged the services of Terry J. Baker as its Vice President, Sales and Marketing, with the assigned task of expanding the market penetration of its line of computer, office care and maintenance products and accessories. The Board believes that Mr. Baker's efforts, which represent the Company's first major marketing campaign in years aimed at its existing, rather than new, products, will stem the pattern of diminishing sales and resultant losses and bring these operations at least to a "break even" point. However, there can be no assurance this objective will be achieved and, if achieved, the time frame in which this change will be accomplished.

     Cost of Goods Sold as a percentage of net sales for the current quarter and current six-month period were 74% and 75%, respectively, as compared to 67% and 65%, respectively, in the year-earlier periods. The increase primarily related to an increase in the material cost of the gases used in the Company's principal selling product line of compressed gas dusters. The Company began incurring these cost increases during the quarter ended September 30, 1999. These cost increases had a negative impact on the Company's margins because they were not passed on to its customers.

     Selling, General and Administrative Expenses ("Expenses") for the current quarter were $376,000 as compared to $327,000 in the year-earlier period, an increase of $49,000, or 15%. Expenses for the current six-month period were $716,000 as compared to $615,000 in the year-earlier period, an increase of $101,000, or 16%. The increases directly related to costs associated with opening an acquisition and merger office, legal fees for the Company's new Corporate Counsel and accounting fees.

     The increased losses from operations in the current quarter and current six-month period were primarily due to the increases in Cost of Goods Sold and Expenses as described above.

     Other income for the current quarter was primarily dividend income of $60,000 net of a loss on securities of $12,000, as compared to dividend income of $11,000 and a gain on securities of $30,000 in the year-earlier period. Other income for the current six-month period was primarily dividend income of $116,000 net of a loss on securities of $14,000, as compared to dividend income of $22,000, a gain on securities of $38,000 and miscellaneous income of $20,000 in the year-earlier period. The increases in dividend income in the current quarter and the current six-month period directly relate to the $3 million which the Company received from the sale of its Common Stock on March 31, 2000.

     In October 2000, the Company entered into an interim license agreement to market 50,000 units of the Silkyboard -TM- keyboard and screen protector accessory for use with the Palm computing platform and other PDAs. The Silkyboard product is a faster, easier way to write lengthy notes, e-mail messages and enter data on a PDA because the user only has to tap on the Silkyboard keyboard to perform these functions. The Company's marketing efforts with respect to this new product will be directed by Mr. Baker. The Company intends to distribute this new product through national and regional consumer electronics dealers and retailers such as CompUSA. The Company has also entered into an option agreement with the inventor of the technology, which option is exercisable on or prior to December 22, 2000, which, if exercised, would enable the Company either to receive a permanent worldwide license with respect to the Silkyboard patent application or to purchase all patent application, trademark and other rights thereto, the format of the acquisition (assets or stock purchase) to be determined following completion of the Company's due diligence currently being conducted. If the option is exercised, the Company will pay, as the royalty (if a license) or the purchase price (if an acquisition), (1) $1,000,000, $300,000 payable at the closing for the option exercise and the balance through monthly payments of 20% of net sales, with any shortfall to be paid at the end of one-year; (2) 4.25% of the net sales paid; and (3) up to 1,200,000 of shares of the Common Stock, 600,000 shares at the closing for the option exercise and the balance to be issued based on an earn out related to the amount of sales over a one or two-year period. The option has not yet been exercised and there can, of course, be no assurance that the option will be exercised or, if exercised, that this new product will contribute significantly to the Company's operations.

     Although the directors are pleased with Mr. Baker's efforts to date (as described in the sixth preceding paragraph) in his attempt to stem the losses in the Company's current operations, the Board continues to seek, in addition to the possible Silkyboard product acquisition, other potential acquisitions, including those in businesses not related to the Company's current operations, as the Company's long-term "turn around" strategy. Although the Company has performed significant due diligence with respect to certain potential acquisitions proposed to management, as of this date, there has been no potential acquisition which, after such investigation, has been deemed attractive enough for the Board to approve the proposal other than the possible Silkyboard product acquisition. The directors believe that the volatility of the stock market in 2000, particularly the decline with respect to internet companies in which area the Company had devoted its initial exploratory efforts, has adversely affected the Company's search. The Board has, accordingly, concluded that it may take longer to close a suitable acquisition than initially contemplated, but remains confident that this objective can be achieved over time. There can, of course, be no assurance as to when and if a suitable acquisition will be consummated.

     On September 7, 2000, the Board appointed Harris A. Shapiro as Chief Executive Officer of the Company to replace Joseph Mazin, who resigned that position on July 27, 2000. Mr. Mazin continues to serve as a consultant to the Company until March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased $304,000 from $4.087 million at March 31, 2000 to $3.783 million at September 30, 2000. The decrease in cash during the first six months of fiscal 2001 resulted primarily from $328,000 used in operating activities. The cash used in operating activities was primarily the result of the net loss of $353,000, as well as increases in accounts receivables, inventories and prepaid expenses and other current assets, partially offset by the increases in accounts payable and accrued expenses.

     The Company believes that it has sufficient working capital ($4.286 million at September 30, 2000) to finance the Company's operational requirements for at least the next 12 months.

     At September 30, 2000, the Company had net operating loss and general business tax credit carry forwards for income tax purposes of approximately $4,068,000 and $174,000, respectively, available to reduce future potential Federal income taxes. See note 5 to the financial statements.

YEAR 2000 UPDATE

     The Company has completed its Year 2000 ("Y2K") Project ("Project") as scheduled, including addressing leap year calendar date calculation concerns. The possibility of significant interruptions of normal operations has been reduced. As of November 2, 2000, the Company's products, computing, and communications infrastructure systems have operated without Y2K related problems and appear to be Y2K ready. The Company is not aware of any of its major customers or third-party suppliers experiencing significant Y2K related problems.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B which delays the required implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999.

     In March 2000, the FASB issued FASB Interpretation No. 44 ("Interpretation No. 44"), an interpretation of APB Opinion No. 25, Accounting for Certain Transactions involving Stock Compensation. Interpretation No. 44 is effective after July 1, 2000, but certain conclusions in

Interpretation No. 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that Interpretation No. 44 covers events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying Interpretation No. 44 are recognized on a prospective basis from July 1, 2000.

     While the Company has not fully assessed the impact of the adoption of these recently issued accounting pronouncements, the Company believes that adoption of these accounting pronouncements will not have a significant impact on the Company.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

     With the exception of historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements that involve risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying information that is forward-looking and, accordingly, involves risks and uncertainties, including, without limitation, statements regarding the Company's future financial performance, the results or success of discussions with other entities on mergers, acquisitions, or alliance possibilities and expansion of the Company's current product offerings. Other risks are discussed in the Annual Report 2000. As a result, actual results may differ materially from those described in the forward-looking statement. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement in this Report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is not subject to any significant market risks such as fluctuations in foreign currencies or interest rates.

PART II. OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  Not applicable

     (b)  Not applicable

     (c) During the quarter ended September 30, 2000, the Company did not sell any securities, whether or not registered under the Securities Act of 1933, as amended (the "Securities Act"), but did grant options to purchase shares of its Common Stock, no par value (the "Common Stock"), as to which neither the option nor the underlying shares of the Common Stock were registered under the Securities Act, as follows:

          (i) On September 7, 2000, the Board of Directors granted, subject to shareholders' approval (which was subsequently obtained on October 19, 2000), stock options expiring September 6, 2010 (the "Options") to purchase an aggregate of 150,000 shares of the Common Stock pursuant to the PerfectData Corporation Stock Option Plan (the "2000 Option Plan").

          (ii) There were no underwriters for these grants. The Options were granted to the five directors of the Company and the Chairman of its Advisory Board, each Option representing the right to purchase 25,000 shares of the Common Stock.

          (iii) None of the Options were sold for cash, the consideration therefor under the 2000 Option Plan being the optionees' continuing service to the Company as directors and as Chairman of the Company's Advisory Board. Under the terms of the 2000 Option Plan, the Options will terminate upon the termination of service, although there are varying periods after such termination in which the optionee may exercise as to the shares of the Common Stock as to which the Option is then exercisable, the length of the period, if any, depending on the reason for the termination. There were no underwriting discounts or commissions.

          (iv) The Company claims that the grants of the Options were exempt from the registration requirements of the Securities Act pursuant to
          Section 4(2) thereof, each grant constituting a transaction by an issuer not involving a public offering. In addition, in the stock option agreement evidencing the Option, each optionee represented that he was acquiring the Option for investment purposes and, if at the time of exercise of the Option, the underlying shares of the Common Stock were not registered under the Securities Act, he would acquire such shares for investment purposes. The Company intends to file, as soon as practicable, a

          Registration Statement on Form S-8 under the Securities Act registering the shares of the Common Stock issuable upon the exercise of stock options granted (including the Options) or to be granted under the 2000 Option Plan and, where the optionee is an affiliate of the Company (as are the directors who were granted Options), either to make available a reoffer prospectus to permit affiliates to resell the underlying shares or to require them to hold the shares for at least one year after exercise and then resell pursuant to the exemption of Rule 144 under the Securities Act.

          (v) Each of the Options becomes exercisable on a cumulative basis, at $4.625 per share, as to 8,333 shares on September 7, 2001, as to an additional 8,333 shares on September 7, 2002 and as to the remaining 8,334 shares on September 7, 2003.

          (vi) Not applicable.

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



                                       PERFECTDATA CORPORATION



                                       By: /s/ IRENE J. MARINO
                                           --------------------------------
                                           Irene J. Marino
                                           Authorized Officer and Principal
                                           Financial and Accounting Officer


Date: NOVEMBER 3, 2000