Form 10-Q
period 2000-12-31
PERFECTDATA CORP
filed 2001-02-14
CIK 719662

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


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


As of January 31, 2001, there were 6,159,530 shares of Common Stock outstanding.

                             PERFECTDATA CORPORATION



                                      INDEX

                                                                              PAGE
                                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - December 31, 2000 (unaudited) and
         March 31, 2000                                                         2

         Statements of Operations and Comprehensive Income (Loss)
         - quarters ended December 31, 2000 and 1999 (unaudited)
         and nine months ended December 31, 2000 and 1999 (unaudited)           3

         Statement of Shareholders' Equity -
         nine months ended December 31, 2000 (unaudited)                        4

         Statements of Cash Flows - nine months
         ended December 31, 2000 and 1999 (unaudited)                           5

         Notes to Financial Statements (unaudited)                            6 - 7

Item 2.  Management's discussion and analysis of
         financial condition and results of operations                        8 - 11


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                             12

Item 4.  Submission of Matters to a Vote of Security Holders                   13

Item 6.  Exhibits and Reports on Form 8-K                                      13


                             PERFECTDATA CORPORATION
                                 Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)


                                                   DECEMBER 31,         MARCH 31,
                                                       2000               2000
                                                  -------------      -------------
          ASSETS
Current assets:
  Cash and cash equivalents, including
    short-term certificates of deposit of
    $0 at December 31, 2000 and
    $222 at March 31, 2000, respectively           $      3,214       $      4,087
  Marketable securities, short-term                         169                250
  Accounts receivable, less allowance
    for doubtful receivables                                272                233
  Notes receivable                                           61                  -
  Inventories                                               573                375
  Prepaid expenses and other current assets                 100                 56
                                                  -------------      -------------
           Total current assets                           4,389              5,001

Property, plant and equipment, at cost, net                  67                 53
Other assets, net                                            19                 24
                                                  -------------      -------------
                                                   $      4,475       $      5,078
                                                  =============      =============

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $        283        $       222
  Accrued salaries, wages and vacation                       33                 39
  Other accrued expenses                                    148                 98
                                                  -------------      -------------
          Total current liabilities                         464                359
                                                  -------------      -------------

Shareholders' equity:
  Preferred Stock.  Authorized 2,000,000
    shares; none issued                                       -                  -
  Common Stock, no par value.  Authorized
    10,000,000 shares; issued and
    outstanding 6,159,530 shares at
    December and 6,094,530 shares at March               11,186             11,088
  Accumulated deficit                                    (7,101)            (6,345)
  Accumulated other comprehensive loss                      (74)               (24)
                                                  -------------      -------------
Net shareholders' equity                                  4,011              4,719
                                                  -------------      -------------
                                                   $      4,475       $      5,078
                                                  =============      =============

See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
            Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)
                (Amounts in thousands, except per share amounts)




                                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                          DECEMBER 31,                         DECEMBER 31,
                                                                                       1999                              1999
                                                                      2000        (AS RESTATED)         2000         (AS RESTATED)
Net sales                                                            $  484          $  387            $1,533          $1,383

Cost of goods sold                                                      346             281             1,136             929
                                                                   ----------------------------------------------------------------
             Gross Profit                                               138             106               397             454

Selling, general and administrative expenses                            586             214             1,302             829
                                                                   ----------------------------------------------------------------

             Loss from operations                                     (448)            (108)             (905)           (375)

Other income:
  Interest income                                                         6               5                14              16
  Other, net                                                             39             171               135             258
                                                                   ----------------------------------------------------------------
                 Net income (loss)                                     (403)             68              (756)           (101)


Other comprehensive income (loss):

Unrealized gain (loss) on marketable securities                         (40)            (92)              (50)             46
                                                                   ----------------------------------------------------------------
Comprehensive loss                                                   $ (443)         $  (24)           $ (806)        $   (55)
                                                                   ================================================================
Net income (loss) per common share - basic and diluted               $ (.06)         $  .02            $ (.12)        $  (.03)
                                                                   ================================================================
Weighted average shares outstanding - basic and diluted               6,107           3,247             6,099           3,215
                                                                   ================================================================

See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
                        Statement of Shareholders' Equity
                                   (Unaudited)
                                 (In thousands)




--------------------------------------------------------------------------------

Period from March 31, 2000 through December 31, 2000
--------------------------------------------------------------------------------


                                                                         ACCUMULATED
                                      COMMON STOCK                          OTHER              NET
                                   -------------------   ACCUMULATED     COMPREHENSIVE     SHAREHOLDERS'
                                    SHARES     AMOUNT      DEFICIT       INCOME (LOSS)        EQUITY
                                   --------   --------   ------------   ---------------    -------------
Balance at
  March 31, 2000                    6,094      $11,088     $(6,345)            $(24)           $4,719

Common Stock issued upon
   exercise of stock options           65           61           -                -                61

Issuance of stock options               -           37           -                -                37

Net unrealized loss on
  marketable securities                 -            -           -              (50)              (50)

Net loss                                -            -        (756)               -              (756)
-----------------------------------------------------------------------------------------------------
Balance at
  December 31, 2000                 6,159      $11,186     $(7,101)            $(74)           $4,011
=====================================================================================================


See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                  NINE MONTH PERIOD ENDED
                                                                                        DECEMBER 31,
                                                                          --------------------------------------------
                                                                                                  1999
                                                                              2000            (AS RESTATED)
Cash Flows from operating activities:
Net loss                                                                         $(756)             $   (101)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
   Depreciation and amortization                                                    17                    23
   Write down of inventory                                                          31                     -
   Stock and stock options issued for services                                      37                    52
   (Increase) decrease in accounts receivable                                      (39)                   20
   (Increase) decrease in inventories                                             (229)                   99
   Increase in prepaid expenses and
     other current assets                                                          (44)                  (17)
   Increase in notes receivable                                                    (61)                    -
   Decrease in other assets                                                          5                     -
   Increase in accounts payable                                                     61                    21
   Increase (decrease) in accrued expenses                                          44                  (12)
                                                                          ------------          ------------

              Net cash provided by (used in) operating activities                 (934)                   85
                                                                          ------------          ------------

Cash flows from investing activities:
   Purchases of property, plant, and equipment                                     (31)                    -
   (Increase) decrease in marketable securities, net                                31                    (7)
                                                                          ------------          ------------

             Net cash used in investing activities                                   -                    (7)
                                                                          ------------          ------------

Cash flows from financing activities:
   Proceeds from the exercise of stock options                                      61                    19
   Repurchase of Common Stock                                                        -                   (34)
                                                                          ------------          ------------

             Net cash provided by (used in) financing activities                    61                   (15)
                                                                          ------------          ------------

Increase (decrease) in cash and cash equivalents                                  (873)                   63
Cash and cash equivalents at beginning of period                                 4,087                 1,074
                                                                          ------------          ------------

Cash and cash equivalents at end of period                                     $ 3,214              $  1,137
                                                                          ============          ============

See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
                          Notes to Financial Statements


1. In the opinion of the Company, the unaudited financial statements contained in this Report have been prepared on a basis consistent with the financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 ("Annual Report 2000"). As reported in the Annual Report 2000, when the Company was informed it lost its major customer in June 1997, the Company failed to recognize the event in determining the recoverability of deferred tax assets and did not record an appropriate valuation allowance at March 31, 1997. Accordingly, certain accounts were restated to reflect the correction of this error. All other adjustments included in the financial statements in this Report are of a normal recurring nature and are necessary to present fairly the Company's financial position as of December 31, 2000 and the results of its operations and cash flows for the nine months ended December 31, 2000 and 1999. Results of operations for interim periods are not necessarily indicative of results of operations for a full year due to external factors that are beyond the control of the Company.

2.   MARKETABLE SECURITIES

     Marketable securities classified as current assets at December 31, 2000 and March 31, 2000, respectively, are summarized as follows (dollars in thousands):


                                                          DECEMBER 31, 2000              MARCH 31, 2000
                                                          -----------------              --------------
                                                             (unaudited)
                                                       FAIR VALUE       COST       FAIR VALUE       COST
                                                       ----------       ----       ----------       ----

         Government Obligations                         $    26        $   27     $    25          $    27
         Marketable equity securities                       143           216         225              247
                                                        -------        -------    -------          -------
                                                        $   169        $  243     $   250          $   274
                                                        =======        =======    =======          =======

3.   NOTES RECEIVABLE

     The Company has a note receivable for $60,000, which bears interest at the rate of 7% per annum and was repayable on December 15, 2000. The note is secured by the borrower's accounts receivable. Because the note was not paid when due, it now bears interest at the rate of 12% per annum.

4.   INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories are summarized as follows (dollars in thousands):



                                                     DECEMBER 31, 2000         MARCH 31, 2000
                                                     -----------------         --------------
                                                       (unaudited)
                  Raw materials                           $  212                   $  176
                  Work in process                             29                       20
                  Finished products                          332                      179
                                                         -------                   -------
                                                          $  573                   $  375
                                                         =======                   =======

5.   PROPERTY AND EQUIPMENT

     Property and equipment consist of (dollars in thousands):


                                                       DECEMBER 31, 2000         MARCH 31, 2000
                                                       -----------------         --------------
                                                          (unaudited)
                  Machinery and equipment                 $       316                $       316
                  Furniture and fixtures                           88                         74
                  Tooling                                          20                          3
                  Leasehold improvements                          155                        155
                                                          -----------                -----------
                                                                  579                        548
                     Less accumulated
                       depreciation and amortization              512                        495
                                                          -----------                -----------
                                                          $        67                $        53
                                                          ===========                ===========

6.   INCOME TAXES

     At December 31, 2000, the Company had net operating loss (NOL) carryforwards of approximately $1,649,000 for federal income tax purposes expiring in varying amounts through 2020. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2001 if not utilized. Additionally, the Company has general business tax credit carryforwards of $174,000, of which $144,000 will expire in 2001, $17,000 in 2002 and $13,000 thereafter.

     SFAS 109 requires that the tax benefit of such NOLs and other deferred tax assets be recorded as an asset using current tax rates to the extent management assesses the utilization of such NOLs and other assets to be more likely than not. Management has determined that future taxable income of the Company will likely not be sufficient to realize the recorded deferred tax asset of $1,961,000. As such, the Company has recorded a valuation allowance of $1,961,000.

7.   SHAREHOLDERS' EQUITY

     During the quarter ended December 31, 2000, the Company issued 65,000 shares of Common Stock to Joseph Mazin, the former President and CEO of the Company, pursuant to the exercise of an option under the Company's 1985 Employee Stock Option Plan. Mr. Mazin paid an aggregate of $60,937.50 for the shares.

     During the quarter ended December 31, 2000, the Company recorded $37,150 compensation expense associated with the issuance of stock options to a consultant and a former employee.

8.   LOSS PER COMMON SHARE

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the third fiscal quarter ended December 31, 2000 ("current quarter") increased $97,000, or 25%, to $484,000 from net sales of $387,000 in the year-earlier period. Net sales for the nine months ended December 31, 2000 ("current nine-month period") increased $150,000, or 11%, to $1,533,000 from net sales of $1,383,000 in the year-earlier period. The increased sales are a result of the Company's efforts to increase business with its existing customers as well as pursuing new business. The current quarter was the second successive quarter in which the Company had an increase in net sales.

     As previously reported, on August 29, 2000, the Company engaged the services of Terry J. Baker as its Vice President, Sales and Marketing, with the assigned task of expanding the market penetration of its line of computer, office care and maintenance products and accessories. This represented the Company's first major marketing campaign in years aimed at its existing, rather than new, products, in an effort to stem the pattern of diminishing sales and resultant losses and bring these operations at least to a "break even" point. However, there can be no assurance this objective will be achieved and, if achieved, the time frame in which this change will be accomplished.

     Sales of the SilkyboardTM keyboard and screen protector accessory product were $55,000, or 11% of the net sales for the current quarter. These sales were made pursuant to the interim license agreement the Company entered into in October 2000. See the third succeeding paragraph.

     Cost of Goods Sold as a percentage of net sales for the current quarter and current nine-month period were 71% and 74%, respectively, as compared to 73% and 67%, respectively, in the year-earlier periods. Included in the current quarter were write-downs of certain inventories aggregating $31,000, which were made for products the Company was either deeply discounting or discontinuing. The Company had evaluated its existing product sales and eliminated obsolete and slow moving products.

     Selling, General and Administrative Expenses ("Expenses") for the current quarter were $549,000 as compared to $214,000 in the year-earlier period. Expenses for the current nine-month period were $1,265,000 as compared to $829,000 in the year-earlier period. The increases directly related to costs associated with the Company's acquisition and merger office, legal fees, accounting fees and expenses associated with the Company's sales and marketing efforts. In 2000, the Company opened the acquisition and merger office (see the second succeeding paragraph) and engaged new corporate counsel and new independent auditors. In addition, the Company's fees to Nasdaq increased as a result of the additional shares of the Common Stock issued as a result of the $3,000,000 investment by investors in March 2000. Management currently anticipates that a large percentage of these Expenses may continue on an on-going basis.

     In October 2000, the Company entered into an interim license agreement to market 50,000 units of the Silkyboard TM keyboard and screen protector accessory for use with the

Palm computing platform and other PDAs. The Silkyboard product is a faster, easier way to write lengthy notes, e-mail messages and enter data on a PDA because the user only has to tap on the Silkyboard keyboard to perform these functions. The Company had an option either to acquire a permanent worldwide license with respect to the Silkyboard product or to acquire all rights thereto, which option expired unexercised on December 22, 2000. The Company's interim license expired on February 1, 2001. The Company is currently negotiating a new option or distribution agreement and there can be no assurance that the Company will obtain either; that, if the option obtained, the option will be exercised; and that, if the option is exercised or there is a new distribution agreement, the new product will contribute significantly to the Company's operations. The Company has a note receivable for $60,000 from a partner in the Silkyboard venture. See Note 3 to Financial Statements in this Report.

     Although the directors are pleased with the efforts to date to increase the Company's revenues from the Company's current operations, the Board continues to seek potential acquisitions, including those in businesses not related to the Company's current operations, as the Company's long-term "turn around" strategy. Although the Company has performed significant due diligence with respect to certain potential acquisitions proposed to management, as of this date, there has been no potential acquisition which, after such investigation, has been deemed attractive enough for the Board to approve the proposal other than the possible Silkyboard product acquisition discussed above. The directors believe that the volatility of the stock market in 2000, particularly the decline with respect to internet companies in which area the Company had devoted its initial exploratory efforts, has adversely affected the Company's search. The Board has, accordingly, concluded that it may take longer to close a suitable acquisition than initially contemplated, but remains confident that this objective can be achieved over time. There can, of course, be no assurance as to when and if a suitable acquisition will be consummated.

     The increased losses from operations in the current quarter and current nine-month period were primarily due to the increases in Expenses as described above.

     Other income for the current quarter was primarily dividend income of $55,000 as compared to dividend income of $13,000 and a gain on securities of $156,000 in the year-earlier period. Other income for the current nine-month period was primarily dividend income of $171,000 net of a loss on securities of $14,000 as compared to dividend income of $35,000, a gain on securities of $194,000 and miscellaneous income of $20,000 in the year-earlier period. The increases in dividend income in the current quarter and the current nine-month period directly relate to the $3,000,000 which the Company received from the sale of shares of its Common Stock on March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased $873,000 from $4.1 million at March 31, 2000 to $3.2 million at December 31, 2000. The decrease in cash during the current nine-month period resulted primarily from $934,000 used in operating activities. The cash used in operating activities was primarily the result of the net loss of $756,000, as well as increases in accounts receivables, inventories and prepaid expenses and other current assets, partially offset by the increases in accounts payable and accrued expenses.

     The Company believes that it has sufficient working capital ($3.9 million at December 31, 2000) to finance the Company's operational requirements for at least the next 12 months.

     At December 31, 2000, the Company had net operating loss and general business tax credit carry forwards for income tax purposes of approximately $4,612,000 and $174,000, respectively, available to reduce future potential Federal income taxes. See Note 6 to Financial Statements in this Report.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B which delays the required implementation date of SAB 101 until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. For the Company this would be the quarter ending March 31, 2001.

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

PART II. OTHER INFORMATION

Item 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

         (a)  Not applicable

         (b)  Not applicable

         (c) During the quarter ended December 31, 2000, the Company's sole transaction relating to its Common Stock, no par value (the "Common Stock"), pursuant to which neither the option nor the underlying shares of the Common Stock were registered under the Securities Act of 1933, as amended (the "Securities Act"), was as follows:

               (i) On November 6, 2000, an option to purchase 5,000 shares of the Common Stock was granted pursuant to the April 1999 Warrants and Options.

               (ii) There was no underwriter for this grant. The option was granted to Donna Mazin, a former employee of the Company, pursuant to a reservation of shares of the Common Stock by the Company's Board of Directors in April 1999 for future grants.

               (iii) Ms. Mazin paid $.05 per share for the option. There was no underwriting discounts or commissions.

               (iv) The Company claims that the grant of the option to Ms. Mazin was exempt from the registration requirement of the Securities Act pursuant to Section 4(2) thereof in that such grant constituted a transaction by an issuer not involving a public offering. In confirmation thereof, Ms. Mazin represented that she was acquiring the option for investment purposes and, if at the time of exercise the underlying shares of the Common Stock were not registered under the Securities Act, she would acquire the underlying shares for investment purposes.

               (v) The option expires on November 5, 2003 and is exercisable at $1.56 per share, which was, or will be, the exercise price for all other grants made, or which will be made, pursuant to the April 1999 authorization. Each of the options has, or will have, an expiration date of three years from the respective date of grant.

               (vi) Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     An annual meeting of shareholders was held on October 19, 2000.

     Harris A. Shapiro, Bryan Maizlish, Timothy D. Morgan, Tracie Savage and Corey P. Schlossmann were elected at the meeting to serve as directors until the next annual meeting of shareholders and until their successors are elected and qualify.

     The 2000 Stock Option Plan and options granted thereunder was approved and ratified with 2,899,726 affirmative votes, 88,069 negative votes and 11,240 votes abstaining.

     The appointment of KPMG LLP as independent accountants of the Company was ratified with 4,563,347 affirmative votes, 3,500 negative votes and 4,040 votes abstaining.

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



                             PERFECTDATA CORPORATION





                             By: /s/ IRENE J. MARINO
                                 -------------------------
                                 Irene J. Marino
                                 Authorized Officer and Principal Financial
                                 and Accounting Officer




Date: February 9, 2001
      ----------------