Form 10-K
period 2001-03-31
PERFECTDATA CORP
filed 2001-06-29
CIK 719662

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

/ /	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

Commission File No. 0-12817

PERFECTDATA CORPORATION
(Exact name of Registrant as specified in its charter)

California	95-3087593
(State or Other Jurisdiction of	(IRS Employer I.D. Number)
Incorporation or Organization)
110 West Easy Street
Simi Valley, California	93065
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:
(805) 581-4000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. / /

    As of May 31, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $7,023,417.

    As of May 31, 2001, the registrant had 6,159,530 shares of Common Stock outstanding.

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

Item 1.  Business.

General

    PerfectData Corporation (the "Company") was incorporated in the State of California on June 8, 1976. The Company was originally founded by an experienced group of engineers and data processing professionals to design and manufacture a proprietary line of magnetic media maintenance equipment—disk pack cleaners and inspectors. This line of equipment, which has since been discontinued, was originally sold to Original Equipment Manufacturers (OEMs) such as Burroughs Corporation (now Unisys Corporation), DEC (Digital Equipment Corporation), NCR Corporation and 3M Corporation. Sales of these products by such well-known companies contributed to increased user awareness as to the need for routine computer care and maintenance. It also brought credibility to the Company as a key manufacturer in the industry.

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

    On the Closing Date, as a result of the foregoing closing, Millennium and JDK became financial advisors to the Company to seek acquisitions and financings on its behalf pursuant to a Consulting Agreement dated as of January 20, 2000 (the "Consulting Agreement") by and among Millennium, JDK and the Company. For their services, Millennium and JDK are to receive a cash fee equal to five percent of the Consideration (as defined) received or paid by the Company with respect to the acquisition or the financing offering. A copy of the Consulting Agreement is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference. See also Note (7) to Financial Statements in this Report.

    At a directors' meeting on the Closing Date, as contemplated by the Stock Purchase Agreement, Joseph Mazin, the Chairman, the President and Chief Executive Officer of the Company, and Ronald M. Chodorow resigned as directors of the Company, the number of directors was increased from three to five and Brian Maizlish, Timothy D. Morgan, Corey P. Schlossmann and Harris A. Shapiro were elected as directors to fill the vacancies. Tracie Savage continued as a director.

    The Company, as previously reported, has been seeking, since the change in control, acquisitions which may or may not be related to its current business. There can, of course, be no assurance that any such acquisition will be effected.

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

    In October 2000, the Company entered into an interim license agreement to market 50,000 units of the Silkyboard keyboard and screen protector accessory for use with the Palm computing platform and other PDAs. The Silkyboard product is a faster, easier way to write lengthy notes, e-mail messages and enter data on a PDA because the user only has to tap on the Silkyboard keyboard to perform these functions. The Company had an option either to acquire a permanent worldwide license with respect to the Silkyboard product or to acquire all rights thereto, which option expired unexercised on December 22, 2000. The Company's interim license expired on February 1, 2001, and the Company has until October 27, 2001 to sell its remaining inventory of Silkyboard products. Having already written down this inventory, the Company does not anticipate any material contribution to the Company's results of operation as a result of any future sales of the Silkyboard keyboard and screen protector accessory. During the quarter ended March 31, 2001, the Company introduced a CD Label Design Kit to allow a user to design, print and apply labels to his or her CDs. However, this new product has not had to date significant sales and, accordingly, the Company may discontinue marketing if sales do not grow.

    As previously reported, on August 29, 2000, the Company engaged the services of Terry J. Baker as its Vice President, Sales and Marketing, with the assigned task of expanding the market penetration of its line of computer, office care and maintenance products and accessories. Mr. Baker's consulting arrangement will terminate on June 30, 2001.

Marketing

    Customers. Since May of 1982, the Company has been selling its products primarily through retail distribution under the Company's "PerfectData" trademark. The retail distribution channel is comprised of office product catalogs, office product distributors and dealers, stationery and computer retail stores and large warehouse/superstore type accounts.

    Prior to May 1982, the Company sold substantially all of its products to companies commonly referred to as "Original Equipment Manufacturers" (OEMs) for resale under their own product packaging and through their own channels of distribution. Only 1% of the Company's sales in the fiscal year ended March 31, 2001 ("fiscal 2001") were to OEM customers.

    Foreign distribution of the Company's products are through international distributors and customers. Sales are almost exclusively of PerfectData® branded products. To support this channel of distribution, "PerfectData" product packaging and instructions are multi-lingual with most products available with a minimum of two languages. For fiscal 2001 and the fiscal years ended March 31, 2000 ("fiscal 2000") and 1999 ("fiscal 1999"), approximately 3%, 3% and 9%, respectively, of the Company's net sales were to international accounts.

    While the Company sold products to more than 200 customers in the United States, Canada and other countries during fiscal 2001, approximately 77% of the Company's net sales were accounted for by its 10 largest customers. Fry's Electronics, Inc. and MMG Technology Group, Inc. accounted for 27% and 24%, respectively, of total sales. Sales to these customers were made pursuant to specific purchase orders and neither customer is obligated under any other agreement. The loss of either or both of these customers could have an adverse effect on the Company's business. No other customer accounted for more than 10% of the Company's net sales in fiscal 2001.

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

    International Sales.  Sales of the Company's products worldwide are handled by Company sales personnel located in California through international distributors and customers. The Company has no agreements with foreign distributors.

    Customer Service and Support.  In order to enhance customer service, training, field support and technical support, the Company has a toll free 800 phone number.

    All products are sold with a "return to manufacturer" warranty for replacement of damaged or defective goods only. Products are warranted for 90 days from the date of purchase. Dealers and distributors are required to perform this replacement service on behalf of the Company. All products returned for warranty replacement must receive a written return authorization receipt from the Company prior to the return of any goods. Costs incurred annually by the Company for product warranties have been insignificant.

Backlog

    At March 31, 2001, the Company had orders, scheduled for delivery within a 90-day period or less, aggregating approximately $5,000 as compared with a backlog of approximately $40,000 at March 31, 2000. Purchase order release lead-times depend upon the scheduling practice of the individual customer, and the rate of booking new orders fluctuates from month-to-month; however, most orders are placed for immediate shipment. Under certain conditions, customers may cancel or delay orders without significant monetary penalties. Therefore, the level of backlog at any one time is not necessarily indicative of the trends in the Company's business.

Competition

    The Company believes that, during fiscal year 2001, neither the Company nor any of its competitors had a dominant position in the cleaning and maintenance market. There are many competitors in this market and some of these competitors are substantially larger in size and have greater financial resources than the Company.

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

Materials and Supplies

    The nature of the raw materials used in the Company's products are various chemicals, metals, plastics and paper goods. The Company assembles and/or packages its products in the United States from materials and supplies purchased primarily from domestic vendors and sub-contractors. Some of the assembled component parts are manufactured by vendors located in the Far East because it is more cost effective to obtain goods and fabrication expertise at significantly reduced costs when compared with purchasing the same goods domestically.

    The Company believes that its established relationships with its vendors and suppliers are in good order and that it has not experienced any significant production delays or loss of revenue due to the lack of parts or material shortages.

    The Company, as a matter of standard business procedures, regularly reviews its vendor relationships and continually searches for new sources and ways to produce its products both domestically and internationally with the improvement of quality, delivery or lowered cost of goods as its goals.

Employees

    At March 31, 2001, the Company employed 13 persons, of whom 5 were engaged in assembly and testing, 3 in marketing and sales, and 5 in general management and administration.

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

Item 3.  Legal Proceedings.

    As of March 31, 2001, there was no material pending legal proceedings to which the Company is a party or of which any of its property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters.

Market Information

    The Common Stock of the Company is traded in the over-the-counter market and is quoted on the Nasdaq SmallCap Market under the symbol PERF. The following table sets forth the range of high and low sales prices per share of the Common Stock for the indicated quarters of fiscal 2001 and fiscal 2000, as reported by Nasdaq.

	Sales Price
	High	Low
2001
First Quarter	$19.063	$3.125
Second Quarter	$5.938	$2.250
Third Quarter	$4.313	$.906
Fourth Quarter	$2.875	$1.000
2000
First Quarter	$2.562	$.750
Second Quarter	$2.688	$.875
Third Quarter	$2.938	$.750
Fourth Quarter	$21.000	$2.313

Holders

    The approximate number of shareholders at March 31, 2001 was 1,900 determined by security position listings.

Dividends

    On January 27, 2000, the Company distributed to its shareholders a dividend, with an aggregate value of $97,000, in the form of one share of stock in Flamemaster Corporation, traded under the symbol FAME, for each 200 shares of the Company's Common Stock. Because of its losses from operations, the Company has not paid any cash dividends on the Common Stock and, until profitability is restored, as to which and when there can be no assurance, the Company does not intend to pay any cash dividends.

Item 6.  Selected Financial Data.

    The following table summarizes certain selected financial data which are derived from and qualified in their entirety by the more detailed Financial Statements included in Item 14 herein. Certain information included herein has been restated due to the correction of an error in accounting for income taxes for the fiscal years 1997, 1998 and 1999.

Selected Statements of Operations Data

	Fiscal Year Ended March 31,
	2001	2000	1999 (as restated)	1998 (as restated)	1997 (as restated)
	(Dollars in thousands, except per share information)
Net Sales	$2,163	$1,888	$1,689	$3,299	$5,761
Income (loss) from continuing operations before income taxes	(1,259)	(314)	(402)	(367)	25
Income tax provision	—	—	—	—	(720)

Loss from continuing operations	(1,259)	(314)	(402)	(367)	(695)
Loss on disposal of discontinued operations	—	—	—	(182)	(69)

Net Loss	$(1,259)	$(314)	$(402)	$(549)	$(764)

Net loss per share of common stock (basic and diluted):
Continuing operations	$(.21)	$(.10)	$(.13)	$(.12)	$(.25)
Discontinued operations	—	—	—	(.06)	(.02)

Net Loss	$(.21)	$(.10)	$(.13)	$(.18)	$(.27)

Weighted average shares outstanding (basic and diluted)	6,114	3,220	3,159	3,123	3,089

Selected Balance Sheet Data

	As of March 31,
	2001	2000	1999 (as restated)	1998 (as restated)	1997 (as restated)
	(Dollars in thousands)
Working Capital	$3,493	$4,642	$2,002	$2,464	$2,879
Total Assets	4,123	5,078	2,399	2,872	3,868
Net Shareholders' Equity	3,569	4,719	2,118	2,613	3,070

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    Net sales in fiscal 2001 increased $275,000, or 15%, to $2,163,000 from net sales of $1,888,000 in fiscal 2000. Net sales in fiscal 2000 increased $199,000, or 12%, to $1,888,000 from net sales of $1,689,000 in fiscal 1999.

    The increased sales in fiscal 2001 and fiscal 2000, as discussed above, were the result of the Company's efforts to increase business with its existing customers as well as to pursue new business. This has been the focus of the Company since it lost its major customer during fiscal year ended March 31, 1998. Despite this improvement, as indicated below, the Board does not believe that net sales from the Company's existing product line will increase sufficiently for the Company to operate at a profit.

    During fiscal 2001, the Company undertook its first major marketing campaign in years aimed at its existing products. Approximately 44% of the increase in fiscal 2001 sales related to sales of existing products and 55% of the increase in sales related to sales of a new product, the Silkyboard™ keyboard and screen protector accessory product. These sales were made pursuant to the interim license agreement the Company entered into in October 2000. See the fifth succeeding paragraph.

    Cost of goods sold as a percentage of net sales was 82% for fiscal 2001, as compared to 75% and 61% for fiscal 2000 and fiscal 1999, respectively. The increase in fiscal 2001 directly related to write-downs of certain inventories, aggregating $196,000, which were made for products the Company was either deeply discounting or discontinuing. This increase in inventory reserves primarily related to the Company's inventory of Silkyboard products which the Company has a license to sell until October 2001. Also included in the fiscal 2001 cost of goods sold were Silkyboard royalty costs aggregating $46,000. The increase in fiscal 2000 primarily related to an increase in the material cost of the gases used in the Company's principal product line of compressed gas dusters.

    Selling, General and Administrative Expenses ("Expenses") for fiscal 2001, 2000 and 1999 were $1,815,000, $1,084,000 and $1,180,000, respectively.

    The increase in expenses of $731,000 in fiscal 2001 directly related to costs associated with the Company's acquisition and merger office (an increase of $282,000), legal fees (an increase of $167,000), accounting fees (an increase of $27,000) and expenses associated with the Company's sales and marketing efforts (an increase of $253,000). In 2000, the Company opened the acquisition and merger office and engaged new corporate counsel and new independent auditors. Management currently anticipates that only certain of these Expenses may continue on an on-going basis. During April and May 2001, the Company, in an effort to reduce expenses, had a reduction in personnel and closed the acquisition and merger office. In addition, the Chief Executive Officer reduced his salary. Without giving effect to the legal costs to effect a potential acquisition, the Company also anticipates that its legal fees will be substantially less in the fiscal year ending March 31, 2002 ("fiscal 2002") consistent with the recent billing history.

    The decrease in Expenses in fiscal 2000 was a result of the Company's continuing efforts to tightly control expenditures and to implement additional cost-cutting measures. These included, among others, finding a sub-tenant to occupy a portion of the Company's facility, thereby reducing overhead costs, as well as a reduction in officers' salaries, thereby reducing payroll expense and related taxes.

    In October 2000, the Company entered into an interim license agreement to market 50,000 units of the Silkyboard keyboard and screen protector accessory for use with the Palm computing platform and other PDAs. The Silkyboard product is a faster, easier way to write lengthy notes, e-mail messages and enter data on a PDA because the user only has to tap on the Silkyboard keyboard to perform these functions. The Company had an option either to acquire a permanent worldwide license with respect to the Silkyboard product or to acquire all rights thereto, which option expired unexercised on December 22, 2000. The Company's interim license expired on February 1, 2001, and the Company has until October 27, 2001 to sell its remaining inventory of Silkyboard products. Net sales of Silkyboards were $154,000 in fiscal 2001. The Company had $9,000 in Silkyboard inventory, net of reserves, at March 31, 2001.

    The Board continues to seek potential acquisitions, including those in businesses not related to the Company's current operations, as the Company's long-term "turn around" strategy. Although the Company has performed significant due diligence with respect to certain potential acquisitions proposed to management, as of this date, there has been no potential acquisition which, after such investigation has been deemed attractive enough for the Board to approve. The directors believe that the volatility of the stock market in 2000 and 2001, particularly the decline in the earlier year with respect to internet companies, in which area the Company had devoted its initial exploratory efforts, has adversely affected the Company's search. The Board has, accordingly, concluded that it may take longer to close a suitable acquisition than initially contemplated, but remains confident that this objective can be achieved over time. There can, of course, be no assurance as to when and if a suitable acquisition will be consummated.

    Other Income for fiscal 2001 was primarily dividend income of $216,000 on investments net of loss on impairment of assets from securities of $37,000. Other Income for fiscal 2000 and 1999 was primarily realized gains and losses from the sale of securities of $207,000 and $38,000 and $2,000 and $8,000 respectively, and dividend and option income of $50,000 and $79,000 respectively.

    The increased net loss in fiscal 2001 over that in fiscal 2000 was primarily due to the increases in Cost of Goods Sold and Expenses as described above.

    The decreased net loss in fiscal 2000 from that in fiscal 1999 was primarily due to the increase in net sales described above. However, as indicated above, the Board believes that profitability will not be obtained absent the acquisition of a new business or businesses and/or new products. The Company is currently pursuing both alternatives. However, there can be no assurance as to when such pursuits will be successful or as to when profitability will be achieved, if at all.

Liquidity and Capital Resources

    The decrease in cash during fiscal 2001 resulted primarily from $962,000 used in operating activities. The cash used in operating activities was primarily the result of the net loss of $1,259,000, as well as increases in accounts receivables and inventories partially offset by the increases in accounts payable and accrued expenses.

    The Company had a current ratio of better than 7 to 1 at fiscal year end and no long-term debt.

    As a result of the continuing negative cash flows from operations, the Company is dependent on the invested proceeds from its March 2000 private placement in order to meet its payable requirements. Long term, as indicated above, the Company must seek a new line of business, whether through acquisition or otherwise.

    The Company believes that liquidity and working capital are adequate to fund the Company's operations and its requirements for fiscal 2002.

    At March 31, 2001, the Company had net operating loss and general business tax credit carry forwards for income tax purposes of approximately $5,150,000 and $30,000 respectively, available to reduce future potential Federal income taxes.

Recent Accounting Pronouncements

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The application of SFAS No. 133 will not have an affect on the Company's financial reporting.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on recognition, presentation, and disclosure of revenues in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from implementation of SAB 101 would be reported as a change in accounting principle. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. Application of SAB No. 101 will not have an affect on the Company's financial reporting.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" (FIN 44). FIN 44 provides guidance for issues arising in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees". FIN 44 applies specifically to new awards, exchanges of awards in a business combination, modification to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. Application of FIN 44 did not have an affect on the Company's financial reporting.

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

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.

    None.

PART III

Item 10. Directors and Executive Officers.

Directors and Executive Officers

    The following table contains certain information relating to the directors and executive officers of the Company as of May 31, 2001:

Name	Age	Position
Harris A. Shapiro	65	Chief Executive Officer, Director and Chairman of the Board
Bryan Maizlish	39	Director
Timothy D. Morgan	46	Director
Tracie Savage	38	Director
Corey P. Schlossmann	46	Director
Irene J. Marino	56	Vice President Finance, Chief Financial Officer and Corporate Secretary

Business History

    Mr. Harris A. Shapiro was elected as a director of the Company and Chairman of the Board on March 31, 2000. On September 7, 2000, he was designated Chief Executive Officer of the Company. Mr. Shapiro also serves as Chairman of the Compensation Committee. Mr. Shapiro has been the President of Millennium Capital Corporation, a consulting firm specializing in mergers and acquisitions, since 1994. He was Senior Vice President Corporate Finance of Gilford Securities Incorporated, a registered broker-dealer, from January 1, 1999 to March 29, 2000. Prior to Gilford Securities, he was a Managing Director of Whale Securities Co., L.P., a registered broker-dealer, from June 1993 until December 1998.

    Mr. Bryan Maizlish was elected as a director of the Company on March 31, 2000. Since August 2000, he has served as the Director of Marketing and Business Development for Lockheed Martin Global Telecommunications. Prior to joining Lockheed Martin Global Telecommunications, he served as Executive Vice President, Chief Strategy Officer and Chief Financial Officer for Magnet Interactive/Noor Group Ltd. Prior thereto, he held various managerial positions for over a decade with companies in the film and television industry, such as MCA, Inc., Gulf & Western Corporation and Gene Roddenberry's Norway Corporation. Mr. Maizlish serves on the Architecture Committee, Service Provider Group, and Marketing Counsels at Sun Microsystems for the SunTone Certification program. Mr. Maizlish was awarded the "Most Valuable Senior Award" as a member of the UCLA Football Team, and received an MBA from The Wharton School of Business

    Mr. Timothy D. Morgan was elected as a director of the Company on March 31, 2000. Mr. Morgan is a member of the Audit Committee. He has, since October 1997, been a consultant on matters of business strategies, taxation, finance and asset protection techniques. From 1980 through October 1997, he was a partner and principal of Abacus Tax and Financial Services.

    Ms. Tracie Savage was elected in July 1995 as a director of the Company. Ms. Savage also serves as a member of the Audit Committee. She is currently a main news Anchor for KFWB Radio in Los Angeles. She also is a frequent featured correspondent and Anchor for KCET in Los Angeles. She previously worked for the Los Angeles television subsidiary of the National Broadcasting Company, Inc. ("NBC"). From March 1994 to March 2001, Ms. Savage was the co-anchor of NBC Channel 4's "Today in LA: Weekend". From 1991 to 1994, she was a general assignment reporter for the independent Los Angeles station, KCAL. Ms. Savage has been in broadcast journalism for more than 16 years and has been the recipient of numerous awards and honors in her field.

    Mr. Corey P. Schlossmann was elected as a director of the Company on March 31, 2000. Mr. Schlossmann also serves as the Chairman of the Audit Committee and as a member of the Compensation Committee. Mr. Schlossmann has been Chief Executive Officer since October 1999, and Chief Financial Officer since January 1999, of Nationwide Auction Systems. Since January 1996, he also serves as a partner and board member of Gordon, Fishburn & Schlossmann, a management consulting and accounting firm. Since October 1999, he has also served as a director of Entrade, Inc., a New York Stock Exchange holding company whose online subsidiaries (including Nationwide Auction Systems) provide auction and asset disposition services to the utility and manufacturing industries, among others. Mr. Schlossmann was a partner of Hankin & Co., a consulting firm, from 1988 until 1995.

    Ms. Irene J. Marino originally joined the Company in March 1982 and rejoined the Company in September 1987 after a leave of approximately four months. Ms. Marino was promoted to Manager of Finance and Administration in March 1983 and to Controller and Assistant Secretary in March 1986. Upon rejoining the Company in September 1987, Ms. Marino assumed the positions of Controller, Chief Financial Officer and Secretary of the Company. She was appointed Vice President of Finance in August 1989, and has more than 35 years' experience in finance, accounting and administration.

Item 11.  Executive Compensation.

Summary Compensation Table

    The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company during each of the last three fiscal years by the Company's Chief Executive Officer. No other executive officer of the Company earned in excess of $100,000:

SUMMARY COMPENSATION TABLE

	Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Securities Underlying Options	Other Compensation ($)
Joseph Mazin (1) President and Chief Executive Officer	2001 2000 1999	29,060 45,048 60,023	— 2,766 —	21,500(2 — —)
Harris A. Shapiro (3) Chief Executive Officer and Chairman of the Board	2001 2000 1999	87,500 — —	25,000 — —	2,750(4 — —)

(1)
There were no employment agreements or contracts between the Company and Joseph Mazin. He resigned as the President and Chief Executive Officer of the Company effective July 27, 2000 and was employed by the Company through September 2000, at which time he became a consultant as reported in Note (2) to this table.

(2)
From October 2000 through March 2001, Mr. Mazin served as a consultant to the Company and was paid the cash compensation indicated in the table.

(3)
The Board designated Mr. Shapiro as the Chief Executive Officer of the Company effective September 2000. The Company and Mr. Shapiro entered into a one-year employment agreement in September 2000 providing for a base annual salary of $150,000. Effective May 2001, he reduced his monthly base salary from $12,500 to $8,750 per month.

(4)
Mr. Shapiro was paid cash compensation for his services as a director.

April 1999 Warrants and Options

    In April 1999, the Board of Directors authorized that 100,000 shares of the Common Stock be reserved for the granting of Warrants and Options. Said Warrants and Options are to be sold for a price of five cents per share and have an exercise price of $1.56 per share. The term of the Warrants and Options will be three years from date of issuance. At March 31, 2001, a total of 24,000 shares of the Common Stock have been issued upon the exercises of options and options to purchase a total of 13,000 shares were outstanding.

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

The 1985 Plan covered an aggregate of 500,000 shares of the Common Stock. At March 31, 2001, options covering a total of 11,500 shares of the Common Stock were outstanding at an average exercise price of $1.3017 per share. A total of 377,750 shares of the Common Stock have been issued upon the exercise of options granted under the 1985 Plan. The 1985 Plan is administered by the Board of Directors of the Company. The exercise price of options granted could not be less than 100% of the fair market price of the Common Stock on the date of grant. The rate at which options granted under the 1985 Plan become exercisable was determined by the Board of Directors at the time of the grant of the option, provided that the option could not become exercisable in full any faster than annually over a two-year period and no slower than annually over a five-year period. Options which have been granted under the 1985 Plan are exercisable annually with respect to 25% of the total number of shares covered by the option. Options may not be exercised after the expiration of ten years from the date of grant, are non-transferable, other than by will or inheritance, and may be exercised only while an optionee is employed by the Company, except that an option may provide that it will be wholly or partially exercisable (a) within three months after an optionee's termination of employment for any reason other than cause, (b) within one year after an optionee's termination of employment, if such employment is terminated by reason of the optionee's death or permanent disability or if the optionee dies or becomes permanently disabled within three months after the termination of the optionee's employment, and (c) within thirty days after the termination of an optionee's employment for cause. The termination of a non-employee director's employment is deemed to occur on the termination of his or her status as a director of the Company.

    During fiscal 2001, an option to purchase 65,000 shares of the Common Stock was exercised, at an exercise price of $.9375 per share, by Joseph Mazin, the prior Chief Executive Officer of the Company,.

Stock Option Plan Of 2000

    In May 2000, the Board of Directors of the Company adopted the Stock Option Plan of 2000 (the "2000 Plan"). In October 2000, the shareholders of the Company approved the 2000 Plan and ratified options previously granted. The Company registered under the Securities Act of 1933, as amended (the "Securities Act"), the shares issuable upon the exercise of options granted pursuant to the 2000 Plan in a Registration Statement on Form S-8 filed on December 13, 2000. As a result of such filing, optionees who are not affiliates of the Company may resell the shares of the Common Stock received upon exercise immediately, while affiliates will require a "reoffer prospectus" to resell or wait one year after exercise to resell pursuant to the exemption of Rule 144 under the Securities Act. The Company has not as yet filed such reoffer prospectus. The 2000 Option Plan provides for the grant of options to purchase shares of the Common Stock to directors, officers, employees and consultants of the Company. Non-qualified stock options may be granted to directors, officers, employees and consultants. Incentive stock options, as such form is defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), may be granted only to employees. The term of the 2000 Option Plan is for ten years and it provides for the grants of an aggregate of 2,000,000 shares of the Common Stock. The 2000 Option Plan may be administered by the Board, its Compensation Committee, or any other Committee designated by the Board.

    The 2000 Option Plan, consistent with the provisions of the Code, provides that the exercise price of an incentive stock option shall not be less than the fair market value of the Common Stock on the date of grant, except that, if the employee owns stock possessing more than 10% of the total combined voting power of all classes of stock, the exercise price of the option must be at least 110% of the fair market value of the Common Stock on the date of grant and the incentive stock option cannot be exercised after five years from the date of grant. No stock option granted has, and no Stock Option to be granted under the 2000 Option Plan may have, a term in excess of ten years. The exercise price of a nonstatutory or nonqualified option may be less than the fair market value on the date of grant.

    The number of shares subject to an outstanding stock option and the exercise price thereof are subject to adjustment in the event of a stock dividend, stock split, reorganization, recapitalization, combination of shares, change in corporate structure or similar events. No fractional shares will be issued upon exercise and the Company has no obligation to pay for such fractional share.

    Options granted to date are not exercisable during the first year after the date of grant and thereafter become exercisable in annual installments. It is expected that future options will be granted on a similar basis. Some options to be granted to employees may have performance goals as the condition precedent to becoming exercisable.

    Stock options to be granted under the 2000 Option Plan will generally be non-transferable and not immediately exercisable.

    If the optionee's employment will terminate for any reason other than his or her death or disability, he or she may, for a period of up to three months, exercise the stock option to the extent exercisable upon the date of termination. If the optionee's employment will terminate because of his or her total and permanent disability (as defined in the Code), the optionee will have 12 months to exercise the stock option to the extent exercisable upon the date of termination. In the event of other disability causing termination, the optionee may have six months (three months in the event the optionee wants continuous treatment of the stock option as an incentive stock option) to exercise the stock option to the extent exercisable upon the date of termination. If the optionee dies, his estate may exercise the stock option to the extent exercisable upon the date of death of the optionee, whether it occurred during the initial term or during the three, six or 12-month periods described in the three preceding sentences. In no event may a stock option be exercised beyond its original expiration date. Similar provisions will be applicable to optionees who are not employees.

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

    At March 31, 2001, options covering a total of 350,000 shares of the Company's Common Stock were outstanding at a weighted average exercise price of $10.50 per share.

    During fiscal 2001, each of the five directors, including Harris A. Shapiro, the Chief Executive Officer of the Company, was granted a stock option for 25,000 shares of the Common Stock.

    Subsequent to year-end, the Board terminated its Advisory Board, which action resulted in termination of all of the options granted to consultants, all of whom were members of the Advisory Board, to purchase an aggregate of 100,000 shares. Although the optionees have the right to exercise as to an aggregate of 18,750 shares within a 60-day period, because the exercise prices are well above the current market price of the Common Stock, the Company does not expect these consultants to exercise their options.

Option Grants, Exercises and Holdings

    The following table provides certain information regarding stock options granted to the Company's Chief Executive Officer named in the Summary Compensation Table during fiscal 2001. No stock appreciation rights (SARs) were granted to these individuals during fiscal 2001.

OPTION GRANTS IN LAST FISCAL YEAR

					Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation Option Term ($)
		% of Total Options Granted to Employees in Fiscal Year
	Number of Options Granted (#)		Exercise Price per Share ($)
Name				Expiration Date
					5%	10%
Harris A. Shapiro	25,000	100%	4.625	Sept. 6, 2010	72,000	184,000

    The following table provides certain summary information concerning the exercise of options during fiscal 2001 and unexercisable options held as of the end of fiscal 2001 by the Chief Executive Officer named in the Summary Compensation Table:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Options Held at Fiscal Year End (#)	Value of Unexercised In-the- Money Options at FY-End ($)
Harris A. Shapiro	—	—	50,000(1)	(2)
Joseph Mazin	65,000	38,591(3)	—	—

(1)
As of March 31, 2001, options were exercisable to purchase 8,333 shares.

(2)
Such value is based upon the market value of the Common Stock as of March 31, 2001, less the exercise price payable per share under such options. As of March 31, 2001, the market value was less than the exercise price.

(3)
Such value is based upon the market value of the Common Stock on the date exercised less the exercise price paid at the time of exercise.

Director Compensation

    Each director is paid $250.00 for telephonic participation and $500.00 for attendance in person at a meeting of the Board.

    Directors may be granted stock options as compensation for their services. During fiscal 2001, each of the five directors was granted a stock option under the 2000 Option Plan for 25,000 shares of the Common Stock.

Compensation Committee Interlocks and Insider Participation

    During fiscal 2001, Corey P. Schlossmann and Harris A. Shapiro served as members of the Compensation Committee, with the latter serving as its Chairman. Mr. Schlossmann has never been an officer or employee of the Company. On September 7, 2001, following the resignation of Joseph Mazin as the Company's President and Chief Executive Officer on July 27, 2001, Mr. Shapiro, the Chairman of the Board of the Company, was designated as Chief Executive Officer on an interim basis and the Board authorized his employment for a one-year term because otherwise there would be no operational officer available on a daily basis in the Company. The only other executive officer in the Company was and is Vice President, Finance Irene J. Marino, who also serves as Chief Financial Officer and Chief Accounting Officer of the Company. As indicated elsewhere in this Report (see Items 1 and 7), the Company has been seeking acquisitions and the Board was of the opinion that, if a material acquisition was made, the chief executive officer of the acquired company would be named as Chief Executive Officer of the Company. In such event, Mr. Shapiro would relinquish such designation and remain with the Company as a director and Chairman of the Board (also Chairman of the Compensation Committee). The delay in consummating a material acquisition has resulted in this interlock continuing far beyond the period which was originally contemplated.

    The Compensation Committee did not hold any meetings during fiscal 2001, with any action on compensation (including the granting of options) being taken by the entire Board in view of Mr. Shapiro having to serve as an employee on this interim basis. None of the other directors was or is an officer or employee of the Company.

    There are no other relationships with respect to other entities that would require disclosure here under Item 404 of Regulation S-K.

Board Compensation Committee Report Executive Compensation

    As indicated in the preceding section, there were no meetings of the Compensation Committee held during fiscal 2001. In the absence of a permanent Chief Executive Officer since July 27, 2001, the Board of Directors did not have to make any decision on compensation for such officership, with Mr. Shapiro only serving on an interim basis. In addition, with Ms. Marino as the only other executive officer, the Compensation Committee did not have to meet on a regular basis to review and adopt compensation policies for executive officers generally. Accordingly, no report on such subject was prepared or is necessary currently.

Performance Graph

    Had the Company made the election based on its revenues for fiscal 2000 (which were substantially less than $25,000,000, being only $1,888,000) and its public float as of March 31, 2000 (which was substantially less than $25,000,000, being only $16,711,101), the Company could have filed during fiscal 2001 as a small business issuer. On such basis, it would not have been required to provide the performance graph required by Item 402(l) of Regulation S-K. On such basis and in view of its current losses, the Company requests that it not be obligated to incur the expenses of having a performance graph prepared and filed.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    The following table sets forth, as of May 31, 2001, certain information with respect to all shareholders known by the Company to be beneficial owners of more than 5% of its outstanding shares of the Common Stock, the Chief Executive Officer of the Company (being the sole executive officer named in the Summary Compensation Table in Item 11 to this Report), all directors and all officers and directors of the Company as a group:

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned(1)
Joseph Mazin 11120 Sherman Way Sun Valley, CA 91352	820,000	(2)	13.3
Flamemaster Corporation 11120 Sherman Way Sun Valley, CA 91252	538,000		8.7
Don Haidl No.1 Twin Lakes Circle Corona del Mar, CA 92625	467,003		7.6
JDK & Associates, Inc. 19800 MacArthur Blvd., Suite 880 Irvine, CA 92612	466,869		7.6
William B. Wachtel Trustee of Digital Trust c/o Wachtel & Masyr, LLP 110 East 59th Street New York, NY 10022	427,873		6.9
Harris A. Shapiro 110 West Easy Street Simi Valley, CA 93065	292,833	(3)	4.7
Bryan Maizlish 9705 Conestoga Way Potomac, MD 20854	12,589	(4)	Nil
Timothy D. Morgan 11734 Gladstone Circle Fountain Valley, CA 92708	13,789	(4)	Nil
Tracie Savage 000 W. Alameda Avenue Burbank, CA 91523	22,689	(5)	Nil
Corey P. Schlossmann 19654-A Roscoe Blvd. Northridge, CA 91324	504,592	(4)	8.2
All directors and officers as a group (6 in number)	851,308	(6)	13.7

(1)
The percentages computed in the table are based upon 6,159,530 shares of the Common Stock which were outstanding on May 31, 2001. Effect is given, pursuant to Rule 13-d(1)(i) under the Securities Exchange Act of 1934, as amended, to shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of May 31, 2001.

(2)
The shares of the Common Stock reported in the table include (a) 538,000 shares owned by Flamemaster Corporation ("Flamemaster") for which Mr. Mazin has voting power as the President, Chairman and Chief Executive Officer of Flamemaster; (b) 36,000 shares owned by the

  Flamemaster Employees' Profit Sharing Plan for which Mr. Mazin is the fiduciary; (c) 30,000 shares owned by Altius Investment Corporation ("Altius") for which Mr. Mazin has shared voting power as Chairman of the Board of Altius; and (d) 9,000 shares owned by dandybiz.com, Inc. for which Mr. Mazin has shared voting power as its President.

(3)
The shares of the Common Stock reported in the table reflect 284,500 shares owned by Millennium for which Mr. Shapiro has voting power as its President and include 8,333 shares issuable upon the exercise of an option expiring March 30, 2010 and do not include (a) 16,667 shares issuable upon the exercise of the foregoing stock option or (b) 25,000 shares issuable upon the exercise of a stock option expiring September 6, 2010, neither of which was exercisable at May 31, 2001 or within 60 days thereafter.

(4)
The shares of the Common Stock reported in the table include 8,333 shares issuable upon the exercise of an option expiring March 30, 2010 and do not include (a) 16,667 shares issuable upon the exercise of the foregoing stock option or (b) 25,000 shares issuable upon the exercise of a stock option expiring September 6, 2010, neither of which was exercisable at May 31, 2001 or within 60 days thereafter.

(5)
The shares of the Common Stock reported in the table include (a) 10,000 shares issuable upon the exercise of an option expiring July 20, 2005 and (b) 8,333 shares issuable upon the exercise of an option expiring March 30, 2010 and do not include (c) 16,667 shares issuable upon the exercise of the foregoing stock option or (d) 25,000 shares issuable upon the exercise of a stock option expiring September 6, 2010, neither of which was exercisable at May 31, 2001 or within 60 days thereafter.

(6)
The shares of the Common Stock reported in the table include (a) those shares indicated in the text to Notes 3 through 5 and (b) 1,500 shares issuable to an executive officer upon the exercise of a stock option expiring February 3, 2003.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)
  Documents Filed with Report

  (1)
  Financial Statements

      The financial statements listed on the accompanying Index to Financial Statements and Schedules are filed as part of this Report.

    (2)
    Financial Statement Schedule

      The financial statement schedule listed on the accompanying Index to Financial Statements and Schedules is filed as part of this Report.

    (3)
    Exhibits

      The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

  (b)
  Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 2001.

PERFECTDATA CORPORATION

SEC Form 10-K

Items 8, 14(a) and 14(d)

Index to Financial Statements and Schedules

    All other schedules are omitted as the required information is not applicable or the information is presented in the Financial Statements or Notes thereto.

Independent Auditors' Report

The Board of Directors and Shareholders
PerfectData Corporation:

    We have audited the accompanying balance sheets of PerfectData Corporation as of March 31, 2001 and 2000 and the related statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PerfectData Corporation as of March 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Los Angeles, California
June 1, 2001

F–1

June 4, 1999

The Board of Directors and Shareholders
PerfectData Corporation
Simi Valley, California:

    We have audited the accompanying statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for the year ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended March 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ BECKMAN KIRKLAND & WHITNEY

Beckman Kirkland & Whitney
Agoura Hills, California

F–2

PERFECTDATA CORPORATION

Balance Sheets

March 31, 2001 and 2000

(Amounts in thousands, except share amounts)

	2001	2000
Assets
Current assets:
Cash and cash equivalents (note 2)	$3,177	4,087
Accounts receivable, less allowance for doubtful receivables (note 2)	251	233
Inventories (note 4)	391	375
Prepaid expenses and other current assets	53	56
Marketable securities (note 3)	175	250

Total current assets	4,047	5,001
Property and equipment, at cost, net (note 5)	57	53
Other assets, net	19	24

	$4,123	5,078

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$360	222
Accrued salaries, wages and vacation	40	39
Other accrued expenses	154	98

Total current liabilities	554	359

Commitments and contingencies (note 10)
Shareholders' equity (notes 7 and 8):
Preferred stock. Authorized 2,000,000 shares; none issued	—	—
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 6,159,000 and 6,094,000 shares at March 31, 2001 and 2000, respectively	11,206	11,088
Accumulated deficit	(7,604)	(6,345)
Accumulated other comprehensive loss	(33)	(24)

Net shareholders' equity	3,569	4,719

	$4,123	5,078

See accompanying notes to financial statements.

F–3

PERFECTDATA CORPORATION

Statements of Operations

Years ended March 31, 2001, 2000 and 1999

(Amounts in thousands, except per share information)

	2001	2000	1999
Net sales	$2,163	1,888	1,689
Cost of goods sold	1,763	1,420	1,038

Gross profit	400	468	651
Selling, general and administrative expenses	1,815	1,084	1,180

Loss from operations	(1,415)	(616)	(529)
Other income:
Interest, net	16	21	39
Other, net	140	281	88

Net loss	$(1,259)	(314)	(402)

Net loss per common share—basic and diluted	$(.21)	(.10)	(.13)

Weighted-average shares outstanding—basic and diluted	6,114	3,220	3,159

See accompanying notes to financial statements.

F–4

PERFECTDATA CORPORATION

Statements of Shareholders' Equity and
Comprehensive Income (Loss) (Notes 7 and 8)

Years ended March 31, 2001, 2000 and 1999

(Amounts in thousands)

		Common Stock			Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)			Accumulated Deficit		Net Shareholders' Equity
		Shares	Amount
Balance at March 31, 1998		3,164	$8,117	(5,532)	22	2,607
Common stock repurchased and retired		(9)	(7)	—	—	(7)
Comprehensive loss:
Net unrealized loss on marketable securities	$(80)	—	—	—	(80)	(80)
Net loss	(402)	—	—	(402)	—	(402)

Total comprehensive loss	$(482)

Balance at March 31, 1999		3,155	8,110	(5,934)	(58)	2,118
Sale of common stock, net of issuance costs of $105		2,848	2,895	—	—	2,895
Common stock issued upon exercise of stock options and warrants		51	64	—	—	64
Services rendered		75	53	—	—	53
Dividends—assets distributed to shareholders (note 7)		—	—	(97)	—	(97)
Common stock repurchased and retired		(35)	(34)	—	—	(34)
Comprehensive income (loss):
Net unrealized gain on marketable securities	$34	—	—	—	34	34
Net loss	(314)	—	—	(314)	—	(314)

Total comprehensive loss	$(280)

Balance at March 31, 2000		6,094	11,088	(6,345)	(24)	4,719
Stock compensation		—	57	—	—	57
Common stock issued upon exercise of stock options		65	61	—	—	61
Comprehensive loss:
Net unrealized loss on marketable securities	$(9)	—	—	—	(9)	(9)
Net loss	(1,259)	—	—	(1,259)	—	(1,259)

Total comprehensive loss	$(1,268)

Balance at March 31, 2001		6,159	$11,206	(7,604)	(33)	3,569

See accompanying notes to financial statements.

F–5

PERFECTDATA CORPORATION

Statements of Cash Flows

Years ended March 31, 2001, 2000 and 1999

(Amounts in thousands)

	2001	2000	1999
Cash flows from operating activities:
Net loss	$(1,259)	(314)	(402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25	33	36
Stock compensation	57	53	—
(Gain) or loss on sale or impairment charge of marketable securities	46	(165)	(27)
Provision for (recovery of) doubtful receivables	2	(6)	(3)
(Increase) decrease in accounts receivable	(20)	(41)	106
(Increase) decrease in inventories	(16)	264	(68)
Decrease in prepaid expenses and other assets	8	7	24
Increase in accounts payable	138	73	38
Increase (decrease) in accrued expenses	57	5	(16)

Net cash used in operating activities	(962)	(91)	(312)

Cash flows from investing activities:
Purchases of property and equipment	(29)	—	(4)
Sale of marketable securities	20	179	69

Net cash provided by (used in) investing activities	(9)	179	65

Cash flows from financing activities:
Proceeds from the issuance of common stock, net of costs	—	2,895	—
Proceeds from the exercise of stock options	61	64	—
Repurchase and retirement of common stock	—	(34)	(7)

Net cash provided by (used in) financing activities	61	2,925	(7)

Net increase (decrease) in cash and cash equivalents	(910)	3,013	(254)
Cash and cash equivalents at beginning of year	4,087	1,074	1,328

Cash and cash equivalents at end of year	$3,177	4,087	1,074

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	—	—
Interest	—	—	—

Supplemental disclosure of noncash transactions:
During the year ended March 31, 2000, the Company distributed marketable securities with a fair value of $97 to common shareholders. The Company recognized a realized gain on this distribution of $34.

See accompanying notes to financial statements.

F–6

PERFECTDATA CORPORATION

Notes to Financial Statements

March 31, 2001 and 2000

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

F–7

  shorter of the lease term or estimated useful life of the asset. The estimated useful lives are as follows:

Machinery and equipment	3 to 5 years
Furniture and fixtures	3 to 5 years
Leasehold improvements	Life of lease
Tooling	1 to 5 years
  (g)
  Revenue Recognition

      Revenue from product sales is recognized upon shipment. A reserve for estimated returns and allowances based upon historical experience is provided at the time of sale.

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

  (i)
  Income Taxes

      The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the future tax benefits derived from operating loss and tax credit carryforwards. The effect of rate changes is recorded during the period that includes the enactment date.

  (j)
  Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (k)
  Stock-Based Compensation

      SFAS No. 123, Accounting for Stock-Based Compensation, establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. The Company follows the fair value provisions of SFAS No. 123 for options or warrants issued to nonemployee consultants. As allowed by SFAS No. 123, the Company continues to account for stock-based compensation to employees and directors pursuant to Accounting Principles Board Opinion No. 25. The Company will comply with the pro forma disclosures, as applicable, required by SFAS No. 123.

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

F–8

(2) Concentration of Credit Risk

    Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable.

    As of March 31, 2001, the Company had approximately $3,180,000 of cash and cash equivalents in three banks which exposes the Company to concentration of credit risk. The cash deposited at each bank is federally insured up to $100,000.

    The Company sells its principal products to a number of customers in the retail industry. As of March 31, 2001, approximately 36%, 19% and 13% of recorded accounts receivable were from three wholesale/discount merchants. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial conditions but does not generally require collateral. New customers requiring large credit accounts are required to provide letters of credit.

(3) Marketable Securities

    Marketable securities were all classified as available-for-sale at March 31, 2001 and 2000 and are summarized as follows (dollars in thousands):

	2001		2000
	Fair value	Cost	Fair value	Cost
Other government obligations	$26	27	25	27
Marketable equity securities	149	181	225	247

	$175	208	250	274

    The contractual maturities of debt securities available-for-sale at March 31, 2001 are greater than 40 years.

    Net unrealized holding losses at March 31, 2001 and 2000 were approximately $33,000 and $24,000, respectively. During the years ended March 31, 2001, 2000 and 1999, net realized gains (losses) from the sale or impairment of securities were $(46,000), $165,000 and $27,000, respectively.

(4) Inventories

    Inventories, consisting of materials, labor and other costs, are stated at the lower of cost or market. Inventories, net of write-down reserves of $140,000 and $246,000, respectively, are summarized as follows (dollars in thousands):

	March 31
	2001	2000
Raw materials	$110	176
Work in process	11	20
Finished products	270	179

	$391	375

(5) Property and Equipment

    Property and equipment consist of:

	March 31
	2001	2000
Machinery and equipment	$316	316
Furniture and fixtures	87	74
Tooling	19	3
Leasehold improvements	155	155

	577	548
Less accumulated depreciation and amortization	520	495

	$57	53

F–9

(6) Income Taxes

    A reconciliation of the federal statutory income tax rate to the effective income tax rate on loss from continuing operations is as follows:

	March 31
	2001	2000	1999 (as restated)
Federal statutory rate	34%	34%	34%
Increases (reductions) in taxes due to:
State income taxes (net of federal
benefit)	3	3	6
Valuation allowance adjustment	(30)	(28)	(40)
Other	(3)	(5)	—
Dividends-received deduction	(4)	(4)	—

	—%	—%	—%

    The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets at March 31, 2001 and 2000 are summarized as follows (in thousands):

	2001	2000
Deferred tax assets:
Net operating losses	$1,864	1,309
Inventories	60	105
Marketable securities	18	10
Accrued expenses	41	38
Business tax credit carryforwards	30	174
Other	6	16

	2,019	1,652
Less valuation allowance	2,019	1,652

	$—	—

    At March 31, 2001, the Company had net operating loss (NOL) carryforwards of approximately $5,150,000 for federal income tax purposes expiring in varying amounts through 2021. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2002 if not utilized. Additionally, the Company has general business tax credit carryforwards of approximately $30,000 which will begin to expire in 2002.

    Realization of the future tax benefits of the NOL carryforwards and other deferred tax assets is dependent on the Company's ability to generate future taxable income within the periods in which they benefit. In assessing the likelihood of utilization of existing deferred tax assets, management considered the historical results of continuing operations over the last three years and the current economic environment in which the Company operates. Management has determined that future taxable income of the Company will more likely than not be insufficient to realize the recorded deferred tax assets of $2,019,000, and has recorded a valuation allowance of $2,019,000. During the years ended March 31, 2001 and 2000, the Company increased the valuation allowance in deferred tax assets by $367,000 and $57,000, respectively.

F–10

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

    The remaining warrants to purchase 20,000 shares of common stock at $2.75 per share are outstanding at March 31, 2001.

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

    The articles of incorporation authorize a class of preferred stock issuable in classes and series with such designations, voting rights, redemption provisions, dividend rates, liquidation and conversion rights and other preferences and limitations as may be determined by the Board of Directors. No preferred stock was outstanding at March 31, 2001 or 2000.

(8) Stock Option and Bonus Plans

  1985 Stock Option Plan

    During November 1985, the Company adopted the 1985 stock option plan to grant incentive and nonqualified stock options to officers and key employees of the Company for the purchase of up to 500,000 shares of the Company's common stock. Under the plan, options were granted at prices equal to or greater than fair market value at date of grant. The shares, subject to various limitations, are exercisable over terms not to exceed ten years. No options were granted during the three years ended March 31, 2001. A total of 377,750 options was exercised through March 31, 2001, with 11,500 options left outstanding. The 1985 plan has expired; therefore, no additional options can be issued under its terms.

F–11

    Activity under the plan is summarized as follows:

	Number of shares	Option price per share (average)	Aggregate
Options outstanding at March 31, 1998	118,000	$1.0694	$126,189
Options canceled or expired	(15,000)	1.5833	(23,750)

Options outstanding at March 31, 1999	103,000.9945		102,439
Options exercised	(26,500)	1.0012	(26,531)

Options outstanding at March 31, 2000	76,500.9923		75,908
Options exercised	(65,000)	.9375	(60,938)

Options outstanding at March 31, 2001	11,500	1.3017	$14,970

    On April 28, 1999, the Board of Directors authorized the issuance of up to 100,000 options or warrants to directors, employees or consultants. These options and warrants have a three-year term. Activity for these options and warrants is summarized as follows:

	Shares	Price	Weighted- average option price
Outstanding at March 31, 1999	—	$—	—
Issued	32,000	1.56	1.56
Exercised	(24,000)	1.56	1.56

Outstanding at March 31, 2000	8,000	1.56	1.56
Issued	5,000	1.56	1.56
Exercised	—	—	—

Warrants outstanding at March 31, 2001	13,000	1.56	1.56

    The Company issued 5,000 common stock options to a former employee during the year ended March 31, 2001. Stock compensation expense of $12,000 was determined using the Black-Scholes pricing model, assuming risk free interest rate of 5.90%, a three-year term, 100% volatility and $0 expected dividend rate.

    In addition, the Board of Directors authorized and the Company issued 20,000 options to a consultant during the year ended March 31, 2001. Stock compensation expense of $25,000 was determined using the Black-Scholes pricing model, assuming risk free interest rate of 6.13%, a three-year term, 100% volatility and $0 expected dividend rate.

2000 Stock Option Plan

    On May 22, 2000, the Company's Board of Directors adopted the Stock Option Plan of 2000 of PerfectData Corporation (the Plan) which provides for the granting of options to directors, officers, employees and consultants of the Company. The Company's Board of Directors reserved 1,000,000 shares of common stock under the Plan. On September 7, 2000, the Company's Board of Directors amended the Plan to reserve an additional 1,000,000 shares of common stock. On October 19, 2000, the shareholders of the Company approved the Plan and ratified options previously granted.

    Options granted under the Plan shall be at a price no less than the fair market value of the common stock on the date of grant or in the case of nonqualified stock options at a price equal to or greater than 85% of the fair market value on the date of grant. Options issued under the Plan are exercisable at various times as determined by the Board of Directors or its designee.

F–12

    Options to purchase 125,000 shares of common stock were granted to directors on March 31, 2000 at a price of $18.50 per share. In addition, options to purchase 25,000 shares of common stock were issued to a consultant at $18.50 per share. On May 22, 2000, options to purchase 50,000 shares of common stock were issued to consultants at $4.13 per share. Options to purchase 125,000 shares of common stock were granted to directors on September 7, 2000, at a price of $4.63 per share. In addition, options to purchase 25,000 shares of common stock were granted to a consultant at $4.63 per share. All option grants were subject to the approval of the Plan. All option prices were equal to the fair market value at the time of grant. The fair value of the stock on the date shareholder approval was obtained was below the option price in all cases.

    Activity under the Plan is summarized as follows:

	Number of shares	Option price per share (average)	Weighted- average option price
Options outstanding at March 31, 2000	—	$—	—
Options granted	350,000	4.13 - 18.50	10.50
Options exercised	—	—	—

Options outstanding at March 31, 2001	350,000	4.13 - 18.50	10.50

    Stock compensation expense of $20,000 related to common stock options issued to consultants has been recognized in the Company's financial statements for the year ended March 31, 2001. Stock compensation expense was determined using the Black-Scholes pricing model, assuming a risk free interest rate of 4.93%, a ten-year term, 100% volatility and $0 expected dividend rate.

    As of March 31, 2001, common stock options that were exercisable total 50,000 at a weighted-average option price of $18.50. As of March 31, 2001, 1,650,000 shares were available for future grant.

    The weighted-average remaining contractual life of all outstanding options was approximately 9.5 years as of March 31, 2001. The weighted-average grant date fair value of all outstanding options was $0.76 at March 31, 2001.

    Options to purchase 395,000, 84,500 and 103,000 shares of common stock at prices ranging from $1.56 to $18.50, $0.9375 to $1.56 and $0.9375 to $1.56 per share were not included in the computation of diluted earnings per share in 2001, 2000 and 1999, respectively, because their inclusion would be antidilutive.

    The Company applies APB Option No. 25 in accounting for its employees and director stock option plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below. The fair value of these options was estimated at the date of

F–13

grant using a Black-Scholes pricing model, assuming a risk-free interest rate of 5.9-6.05%, a ten-year term, 100% volatility and $0 expected dividend rate.

	March 31
	2001	2000
	(000s, except per share amounts)
Net loss:
As reported	$1,259	314
Pro forma	1,313	381
Basic and diluted net loss per common share:
As reported	(.21)	(.10)
Proforma (unaudited)	(.21)	(.12)

(9) Major Customer and Export Sales

    During the years ended March 31, 2001 and 2000, two customers accounted for more than 10% of net sales. These customers each accounted for 27% and 24%, and 19% and 14% in 2001 and 2000, respectively. During the year ended March 31, 1999, one customer accounted for 14% of net sales.

    The Company operates in principally one business segment: the distribution of office maintenance products.

    In addition, the Company had export sales to unaffiliated customers as follows (dollars in thousands):

	March 31
	2001	2000	1999
Europe	$32	34	110
Canada	4	4	16
Australia	—	—	—
Africa	14	6	9
Far East	17	15	22
Other geographic areas	—	—	3

	$67	59	160

    Operations by geographic area are summarized as follows (dollars in thousands):

	March 31
	2001	2000	1999
Net sales:
Domestic customers	$2,096	1,829	1,529
International	67	59	160

Total	$2,163	1,888	1,689

(10) Commitments and Contingencies

    The Company leases its facility under a noncancelable operating lease that expires May 1, 2003. In the current year, the Company entered into a sublease agreement of certain warehouse space in its facility that expires May 15, 2001.

F–14

    Rental expense, net of sublease income, was $116,000, $91,000 and $136,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

    Minimum annual rental commitments under operating leases are summarized as follows (in thousands):

2002	$147
2003	150
2004	37

$334

    The Company is involved in certain legal actions resulting from the ordinary course of business. The Company believes the ultimate outcome of the legal actions in the aggregate will not materially affect the financial position, results of operations or liquidity of the Company.

(11) Quarterly Data (Unaudited)

    (Amounts in thousands, except per share amounts):

	June 30, 2000	September 30, 2000	December 31, 2000	March 31, 2001
Net sales	$500	549	484	630
Gross profit	117	142	138	3
Net loss	(166)	(187)	(403)	(503)
Net loss per common share—basic and diluted	(.03)	(.03)	(.06)	(.08)
Weighted-average shares outstanding—basic and diluted	6,094	6,094	6,107	6,159

	June 30, 1999	September 30, 1999	December 31, 1999	March 31, 2000
Net sales	$524	472	387	505
Gross profit	194	154	106	14
Net income (loss)	(50)	(119)	68	(213)
Net income (loss) per common share—basic and diluted	(.02)	(.04)	.02	(.06)
Weighted-average shares outstanding—basic and diluted	3,175	3,224	3,247	3,268

F–15

Schedule

PERFECTDATA CORPORATION

Valuation and Qualifying Accounts

Years ended March 31, 2001, 2000 and 1999

		Additions
	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts		Deductions	Balance at end of year
Year ended March 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$3	2	—		—	5
Allowance for inventory valuation	246	136	—		(242)	140
Allowance for net unrealized losses on marketable securities	24	—	9	(1)	—	33

Total	$273	138	9		(242)	178

Year ended March 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	$9	—	—		(6)	3
Allowance for inventory valuation	122	124	—		—	246
Allowance for net unrealized (gains) losses on marketable securities	58	—	—		(34) (1)	24

Total	$189	124	—		(40)	273

Year ended March 31, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts	$12	—	—		(3)	9
Allowance for inventory valuation	120	2	—		—	122
Allowance for net unrealized (gains) losses on marketable securities	(22)	—	80	(1)	—	58

Total	$110	2	80		(3)	189

(1) Recorded as a component of comprehensive income (loss).

See accompanying independent auditors' report.

F–16

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFECTDATA CORPORATION
	By:	/s/ IRENE J. MARINO Irene J. Marino, Authorized Officer and Principal Financial and Accounting Officer
Date: June 25, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 25, 2001.

Signature	Title

/s/ HARRIS A. SHAPIRO Harris A. Shapiro	Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)
/s/ IRENE J. MARINO Irene J. Marino	V.P. Finance, Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)
/s/ BRYAN MAIZLISH Bryan Maizlish	Director
/s/ TIMOTHY D. MORGAN Timothy D. Morgan	Director
/s/ TRACIE SAVAGE Tracie Savage	Director
/s/ COREY P. SCHLOSSMANN Corey P. Schlossmann	Director

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation as amended to date(6)
3.2	Bylaws as amended to date(11)
10.1	1985 Employee Stock Option Plan(1)
10.2	Form of Incentive Stock Option Agreement(2)
10.3	Form of Non-Qualified Stock Option Agreement(3)
10.4	Form of Representative Agreement between the Company and its Representatives(4)
10.5	Form of Standard Exclusive Distributor Agreement between the Company and its Distributors(5)
10.6	Standard Industrial Lease dated August 26, 1991, between Wayne Mertes, Mamie Mertes, Mike Butler and Sarah Butler, as lessor, and the Company, as lessee(7)
10.7	License Agreement between the Company and Arthur D. Little Enterprises, Inc.(8)
10.8	Advisory Agreement dated April 30, 1999 by and between Hudson Consulting Group, Inc. and the Company and written notice of termination dated October 27, 1999(11)
10.9	Stock Purchase Agreement dated January 20, 2000 by and among the Company, Millennium, JDK and other Buyers(9)
10.10	Letter Agreement dated January 20, 2000 ("Consulting Agreement") by and among the Company, Millennium and JDK(10)
10.11	Stock Option Plan of 2000 of the Company(11).
10.12	Forms of Stock Option Agreements(12)
10.13	Consulting Agreement dated August 29, 2000 by and between the Company and Terry J. Baker(13)
10.14	Employment Agreement dated September 1, 2000 by and between the Company and Harris Shapiro(13)
10.15	Letter Agreement dated October 25, 2000 by and among the Company, Alexei Afanasiev and Business Solutions Group, Inc.(13)
10.16	License Agreement dated October 27, 2000 by and between the Company and Alexei Afanasiev(13)
10.17	Letter Agreement, Security Agreement and Promissory Note each dated October 27, 2000 and each by and between the Company and Business Solutions Group, Inc.(13)
10.18	Stock Option Agreement dated November 27, 2000 by and between the Company and Terry J. Baker(13)
10.19	Sales Agent Agreement dated March 1, 2001 by and between the Company and Terry J. Baker(13)
23	Consent of Independent Auditors(13)

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

(9)
Incorporated by reference to the Company's definitive Proxy Statement dated March 10, 2000 filed on March 14, 2000.

(10)
Incorporated by reference to exhibit "B" to the Company's Form 8-K dated March 31, 2000 filed April 14, 2000.

(11)
Incorporated by reference to exhibit 10.11 to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 2000.

(12)
The four forms of stock option agreements used under the Stock Option Plan of 2000 are filed as Exhibits 4(d)(1) to 4(d)(4), both inclusive, to the Company's Form S-8 filed December 13, 2000 and are incorporated herein by this reference.

(13)
Filed herewith.

PerfectData Corporation
Annual Report on Form 10-K
for
Fiscal Year Ended March 31, 2001
Commission File No. 0-12817

Index to Exhibits Filed with Report

Exhibit Number	Exhibit	Page
10.13	Consulting Agreement dated August 29, 2000 by and between the Company and Terry J. Baker	E-2
10.14	Employment Agreement dated September 1, 2000 by and between the Company and Harris Shapiro	E-6
10.15	Letter Agreement dated October 25, 2000 by and among the Company, Alexei Afanasiev and Business Solutions Group, Inc.	E-9
10.16	License Agreement dated October 27, 2000 by and between the Company and Alexei Afanasiev	E-14
10.17	Letter Agreement, Security Agreement and Promissory Note each dated October 27, 2000 and each by and between the Company and Business Solutions Group, Inc.	E-18
10.18	Stock Option Agreement dated November 27, 2000 by and between the Company and Terry J. Baker	E-29
10.19	Sales Agent Agreement dated March 1, 2001 by and between the Company and Terry J. Baker	E-38
23	Consent of Independent Auditors	E-42

E–1

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers.
  Item 11. Executive Compensation.
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
PERFECTDATA CORPORATION SEC Form 10-K Items 8, 14(a) and 14(d) Index to Financial Statements and Schedules
Independent Auditors' Report
PERFECTDATA CORPORATION Balance Sheets March 31, 2001 and 2000 (Amounts in thousands, except share amounts)
PERFECTDATA CORPORATION Statements of Operations Years ended March 31, 2001, 2000 and 1999 (Amounts in thousands, except per share information)
PERFECTDATA CORPORATION Statements of Shareholders' Equity and Comprehensive Income (Loss) (Notes 7 and 8) Years ended March 31, 2001, 2000 and 1999 (Amounts in thousands)
PERFECTDATA CORPORATION Statements of Cash Flows Years ended March 31, 2001, 2000 and 1999 (Amounts in thousands)
PERFECTDATA CORPORATION Notes to Financial Statements March 31, 2001 and 2000
PERFECTDATA CORPORATION Valuation and Qualifying Accounts Years ended March 31, 2001, 2000 and 1999
SIGNATURES
INDEX TO EXHIBITS
PerfectData Corporation Annual Report on Form 10-K for Fiscal Year Ended March 31, 2001 Commission File No. 0-12817 Index to Exhibits Filed with Report