Form 10QSB
period 2001-06-30
PERFECTDATA CORP
filed 2001-08-14
CIK 719662

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number 0-12817

PERFECTDATA CORPORATION
(Exact name of Registrant as specified in its charter)

CALIFORNIA (State or Other Jurisdiction of Incorporation or Organization)	95-3087593 (I.R.S. Employer I.D. Number)
110 West Easy Street, Simi Valley, California (Address of principal executive offices)	93065-1689 (Zip Code)

(805) 581-4000
Registrant's Telephone Number, Including Area Code:

Not Applicable
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report:

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of July 31, 2001, there were 6,159,530 shares of Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statement

PERFECTDATA CORPORATION
Balance Sheet
(Unaudited)
(Dollars in thousands)

June 30, 2001
Assets
Current assets:
Cash and cash equivalents	$3,128
Accounts receivable, less allowance for doubtful receivables	120
Inventories	332
Prepaid expenses and other current assets	61

Total current assets	3,641
Property, plant and equipment, at cost, net	48
Other assets, net	19

$3,708

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$213
Accrued salaries, wages and vacation	36
Other accrued expenses	105

Total current liabilities	354

Shareholders' equity:
Preferred Stock. Authorized 2,000,000 shares; none issued	—
Common Stock, no par value. Authorized 10,000,000 shares; issued and outstanding 6,159,530 shares	11,206
Accumulated deficit	(7,852)
Accumulated other comprehensive loss	—

Net shareholders' equity	3,354

$3,708

See accompanying notes to financial statements.

PERFECTDATA CORPORATION
Statements of Operations and Comprehensive Loss
(Unaudited)
(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,
	2001	2000
Net sales	$360	$500
Cost of goods sold	264	383

Gross profit	96	117
Selling, general and administrative expenses	336	340

Loss from operations	(240)	(223)
Other income (expense):
Interest income, net	—	5
Other, net	(8)	52

Net loss	(248)	(166)
Other Comprehensive Income (Loss):
Unrealized gain (loss) on marketable securities	33	(25)

Comprehensive loss	$(215)	$(191)

Net loss per common share—basic and diluted	$(.04)	$(.03)

Weighted average shares outstanding—basic and diluted	6,159	6,094

See accompanying notes to financial statements.

PERFECTDATA CORPORATION
Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Month Period Ended June 30,
	2001	2000
Cash Flows from operating activities:
Net loss	$(248)	$(166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	4
Loss on sale of marketable securities	43	2
(Increase) decrease in accounts receivable	131	(24)
(Increase) decrease in inventories	59	(17)
Increase in prepaid expenses and other current assets	(5)	(11)
Increase (decrease) in accounts payable	(148)	71
Increase (decrease) in accrued expenses	(53)	8

Net cash used in operating activities	(212)	(133)

Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(7)
Sale of marketable securities	163	8

Net cash provided by investing activities	163	1

Decrease in cash and cash equivalents	(49)	(132)
Cash and cash equivalents at beginning of period	3,177	4,087

Cash and cash equivalents at end of period	$3,128	$3,955

See accompanying notes to financial statements.

PERFECTDATA CORPORATION
Notes to Financial Statements

1.  All adjustments included in the financial statements in this Report are of a normal recurring nature and are necessary to present fairly the Company's financial position as of June 30, 2001 and the results of its operations and cash flows for the three months ended June 30, 2001 and 2000. Results of operations for interim periods are not necessarily indicative of results of operations for a full year due to external factors that are beyond the control of the Company. This Report should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 ("Annual Report 2001").

2. Inventories

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories are summarized as follows (dollars in thousands):

June 30, 2001
(unaudited)
Raw materials	$93
Work in process	9
Finished products	230

$332

3. Property and Equipment

    Property and equipment consist of (dollars in thousands):

June 30, 2001
(unaudited)
Machinery and equipment	$312
Furniture and fixtures	87
Tooling	19
Leasehold improvements	155

573
Less accumulated depreciation and amortization	525

$48

4. Income taxes

    At June 30, 2001, the Company had net operating loss (NOL) carryforwards of approximately $5,456,000 for federal income tax purposes expiring in varying amounts through 2020. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2002 if not utilized. Additionally, the Company has general business tax credit carryforwards of $30,000 of which $17,000 will expire in 2002 and $13,000 thereafter.

    SFAS 109 requires that the tax benefit of such NOLs and other deferred tax assets be recorded as an asset using current tax rates to the extent management assesses the utilization of such NOLs and other assets to be more likely than not. Management has determined that future taxable income of the Company will likely not be sufficient to realize the recorded deferred tax asset of $2,213,000. As such, the Company has recorded a valuation allowance of $2,213,000.

5. Loss Per Common Share

    Basic net loss per share is based on the weighted average number of shares outstanding during each of the respective periods. Diluted net loss per share includes the dilutive impact of all Common Stock equivalents such as options and warrants to purchase the Company's Common Stock. During the respective periods, the impact of the Common Stock equivalents, such as stock options, was antidilutive; therefore, they have been excluded from the calculation of diluted loss per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Net sales for the first fiscal quarter ended June 30, 2001 ("current quarter") were $360,000 as compared to $500,000 in the year-earlier period. The Company believes that the decrease in sales of $140,000, or 28%, is primarily related to the condition of the general economy and the economic slowdown being experienced in the computer and office products industries, rather than being due to competitive conditions or that the Company lost customers. The Company is focusing on programs to increase business with its existing customers as well as pursuing new business.

    Gross margin improved from 23% to 27% in the current quarter primarily due to a decrease in the material cost of the gases used in the Company's principal selling product line of compressed gas dusters.

    Selling, General and Administrative Expenses ("Expenses") for the current quarter were $336,000 as compared to $340,000 in the year-earlier period. There have been no significant changes in the Company's infrastructure during the current quarter.

    Other Income and Expense for the current quarter was primarily a loss on securities of $43,000 net of dividend income of $34,000 as compared to dividend income of $56,000 net of a loss on securities of $2,000 in the year-earlier period.

    The increased net loss for the current quarter directly relates to the decline in net sales and the loss on sale of securities.

    At the end of the current quarter, the Company, in an effort to reduce expenses, had a reduction in personnel and closed the acquisition and merger office. In addition, the Chief Executive Officer reduced his salary. The Company's subtenant did not renew their sublease which expired during the current quarter. The Company is seeking to find a new tenant. Management continues to closely monitor expenditures in an effort to minimize its losses.

    The Board continues to seek potential acquisitions, including those in businesses not related to the Company's current operations, as the Company's long-term "turn around" strategy. As previously reported, the Board believes that profitability will not be obtained absent the acquisition of a new business or businesses and/or new products. The Company is currently pursuing both alternatives. However, there can be no assurance as to when such pursuits will be successful or as to when profitability will be achieved, if at all.

Liquidity and Capital Resources

    The Company's cash and cash equivalents decreased $49,000 from $3,177,000 at March 31, 2001 to $3,128,000 at June 30, 2001. The decrease in cash during the current quarter resulted primarily from cash used in operating activities of $212,000, which was primarily the result of the net loss of $248,000, offset by the cash provided by the sale of marketable securities of $163,000.

    As a result of the continuing negative cash flows from operations, the Company is dependent on the invested proceeds from its March 2000 private placement in order to meet its payable requirements. Long term, as indicated above, the Company must seek a new line of business, whether through acquisition or otherwise.

    The Company believes that liquidity and working capital are adequate to fund the Company's operations and its requirements for the fiscal year ending March 31, 2002.

Recent Accounting Pronouncements

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The application of SFAS No. 133 will not have an effect on the Company's financial reporting.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which, as amended, became applicable to companies in the fourth quarter of fiscal years beginning after December 15, 1999. SAB 101 provides guidance on recognition, presentation, and disclosure of revenues in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from implementation of SAB 101 would be reported as a change in accounting principle. Application of SAB No. 101 did not have an effect on the Company's financial reporting.

    During July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and Statement No. 142, "Goodwill and other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years starting after December 15, 2000. The Company does not expect that the adoption of SFAS Nos. 141 and 142 will have a material impact on its financial position or results from operations.

Forward-Looking and Cautionary Statements

    With the exception of historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements that involve risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying information that is forward-looking and, accordingly, involves risks and uncertainties, including, without limitation, statements regarding the Company's future financial performance, the results or success of discussions with other entities on mergers, acquisitions, or alliance possibilities and expansion of the Company's current product offerings. Other risks are discussed in the Annual Report 2001. As a result, actual results may differ materially from those described in the forward-looking statement. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement in this Report.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFECTDATA CORPORATION
Date:	August 9, 2001	By:	/s/ IRENE J. MARINO Irene J. Marino Authorized Officer and Principal Financial and Accounting Officer

QuickLinks

FORM 10-QSB
PART I. FINANCIAL INFORMATION
Item 1. Financial Statement
PERFECTDATA CORPORATION Balance Sheet (Unaudited) (Dollars in thousands)
PERFECTDATA CORPORATION Statements of Operations and Comprehensive Loss (Unaudited) (Amounts in thousands, except per share amounts)
PERFECTDATA CORPORATION Statements of Cash Flows (Unaudited) (Dollars in thousands)
Notes to Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURE