Form 10QSB
period 2001-09-30
PERFECTDATA CORP
filed 2001-11-13
CIK 719662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒        Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                                                                        or

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

Commission File Number 0-12817

PERFECTDATA CORPORATION

(Exact name of Registrant as specified in its charter)

CALIFORNIA	95-3087593
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. Number)

110 West Easy Street, Simi Valley, California	93065-1689
(Address of principal executive offices)	(Zip Code)

(805)  581-4000

(Registrant's Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                    No ☐

As of October 31, 2001, there were 6,159,530 shares of Common Stock outstanding.

PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statement

PERFECTDATA CORPORATION

Balance Sheet

(Unaudited)

(Dollars in thousands)

September 30,
2001
Assets
Current assets:
Cash and cash equivalents	$3,016
Accounts receivable, less allowance for doubtful receivables	201
Inventories	197
Prepaid expenses and other current assets	61

Total current assets	3,475

Property, plant and equipment, at cost, net	38
Other assets, net	19
$3,532

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$191
Accrued salaries, wages and vacation	35
Other accrued expenses	127

Total current liabilities	353

Shareholders' equity:
Preferred Stock. Authorized 2,000,000 shares; none issued	-
Common Stock, no par value. Authorized 10,000,000 shares; issued and outstanding 6,159,530 shares	11,206
Accumulated deficit	(8,027)

Net shareholders' equity	3,179
$3,532

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000

Net sales	$516	$549	$876	$1,049

Cost of goods sold	408	407	672	790

Gross profit	108	142	204	259

Selling, general and administrative expenses	310	376	646	716

Loss from operations	(202)	(234)	(442)	(457)

Other income:
Interest, net	-	3	-	8
Other, net	27	44	19	96
Net loss	(175)	(187)	(423)	(353)

Other comprehensive income (loss):

Unrealized gain (loss) on marketable securities	-	15	33	(10)

Comprehensive loss	$(175)	$(172)	$(390)	$(363)

Net loss per common share - basic and diluted	$(.03)	$(.03)	$(.07)	$(.06)

Weighted average shares outstanding - basic and diluted	6,159	6,094	6,159	6,094

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Month Period Ended September 30,
	2001	2000

Cash Flows from operating activities:
Net loss	$(423)	$(353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	9
Loss on sale of marketable securities	43	14
(Increase) decrease in accounts receivable	50	(30)
(Increase) decrease in inventories	194	(60)
Increase in prepaid expenses and other assets	(5)	(16)
Increase (decrease) in accounts payable	(169)	96
Increase (decrease) in accrued expenses	(33)	26

Net cash used in operating activities	(324)	(314)

Cash flows from investing activities:
Purchases of property, plant, and equipment	-	(7)
Sale of marketable securities	163	17

Net cash provided by investing activities	163	10

Decrease in cash and cash equivalents	(161)	(304)
Cash and cash equivalents at beginning of period	3,177	4,087

Cash and cash equivalents at end of period	$3,016	$3,783

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Notes to Financial Statements

1.             All adjustments included in the financial statements in this Report are of a normal recurring nature and are necessary to present fairly the Company's financial position as of September 30, 2001 and the results of its operations and cash flows for the six months ended September 30, 2001 and 2000.  Results of operations for the interim periods are not necessarily indicative of results of operations for a full year due to external factors that are beyond the control of the Company.  This Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (“Annual Report 2001”).

2.             Inventories

                Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories are summarized as follows (in thousands):

September 30, 2001
(unaudited)

Raw materials	$55
Work in process	6
Finished products	136

$197

3.             Property and Equipment

                Property and equipment consist of (in thousands):

September 30, 2001
(unaudited)

Machinery and equipment	$312
Furniture and fixtures	87
Tooling	19
Leasehold improvements	155
573
Less accumulated depreciation and amortization	(535)

$38

4.             Income taxes

                At September 30, 2001, the Company had net operating loss (NOL) carryforwards of approximately $5,577,000 for federal income tax purposes expiring in varying amounts through 2020.  The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in fiscal 2002 if not utilized.  Additionally, the Company has general business tax credit carryforwards of $30,000 of which $17,000 will expire in fiscal 2002 and $13,000 thereafter.

                SFAS 109 requires that the tax benefit of such NOLs and other deferred tax assets be recorded as an asset using current tax rates to the extent management assesses the utilization of such NOLs and other assets to be more likely than not.  Management has determined that future taxable income of the Company will likely not be sufficient to realize the recorded deferred tax asset of $2,277,000.  As such, the Company has recorded a valuation allowance of $2,277,000.

5.             Loss Per Common Share

                Basic net loss per share is based on the weighted average number of shares outstanding during each of the respective periods.  Diluted net loss per share includes the dilutive impact of all Common Stock equivalents such as options and warrants to purchase the Company’s Common Stock.  During the respective periods, the impact of the Common Stock equivalents, such as stock options, was antidilutive; therefore, they have been excluded from the calculation of diluted loss per share.

Item 2.                    Management’s Discussion and Analysis of Financial

                                Condition and Results of Operations

Results of Operations

                Net sales for the second fiscal quarter ended September 30, 2001 (“current quarter”) were $516,000, a decrease of $33,000, or 6%, from net sales of $549,000 in the  year-earlier period.  Net sales for the six months ended September 30, 2001 (“current six-month period”) were $876,000, a decrease of $173,000, or 16%, from net sales of  $1,049,000 in the year-earlier period.  The Company believes that the decline in sales in the current quarter and current six-month period is primarily related to the condition of the general economy and the economic slowdown being experienced in the computer and office products industries, rather than being due to competitive conditions or that the Company lost customers. The Company is focusing on programs to increase business with its existing customers as well as pursuing new business.

                Cost of Goods Sold as a percentage of net sales for the current quarter and current six -month period were 79% and 77%, respectively, as compared to 74% and 75%, respectively, in the year-earlier periods.  Included in the current quarter were write-downs of certain inventories, aggregating $48,000, which were made for a product that has not had significant sales and, accordingly, the Company was discounting.

                Selling, General and Administrative Expenses (“Expenses”) for the current quarter were $310,000 as compared to $376,000 in the year-earlier period, a decrease of $66,000, or 18%.  Expenses for the current six-month period were $646,000 as compared to $716,000 in the year-earlier period, a decrease of $70,000, or 10%.

                The decline in Expenses is primarily related to cost-cutting measures implemented by the Company at the close of the first fiscal quarter ended June 30, 2001 (“first quarter”) which included, amongst others, a reduction in personnel, closing the acquisition and merger office and a reduction in legal fees.

                As previously reported, the Company’s subtenant did not renew their sublease which expired during the first quarter.  During the current quarter the Company successfully found a new tenant to occupy a portion of its facility and reduce the Company’s facility costs commencing October, 2001.

                Other Income for the current quarter was primarily dividend income of $28,000 as compared to dividend income of $60,000 net of a loss on securities of $12,000 in the year-earlier period.  Other Income for the current six-month period was primarily dividend income of $62,000 net of a loss on securities of $43,000, as compared to dividend income of $116,000 net of a loss on securities of $14,000 in the year-earlier period.

                The decreased net loss for the current quarter primarily relates to the decline in Expenses as described above.  The increased net loss for the current six-month period primarily relates to the decline in net sales.

                As previously reported, the Board believes profitability will not be obtained absent the acquisition of a new business or businesses and/or new products.  The Company is currently pursuing both alternatives.

                On October 23, 2001, the Company announced that it had executed a non-binding letter of intent with Graphco Technologies, Inc. (“G-TEC”), a privately held company headquartered in Newtown, Pennsylvania.  Subject to satisfaction of certain conditions, including completion of due diligence, execution of a definitive agreement between the companies and continuance of the Common Stock on The Nasdaq SmallCap ™ Market, Graphco would be merged into a wholly-owned subsidiary of the Company and the Graphco shareholders will receive securities of the Company which, after approval by the Company’s shareholders, would enable the Graphco stockholders to have voting control of the Company.  In addition, the number of directors will be increased to seven consisting of two of the current five directors, three nominees of Graphco and two directors independent of Graphco and the Company.

                G-TEC is a technology, software and systems development company providing advanced security solutions for biometric identification, secure access, surveillance and secure law enforcement incident management.  G-TEC solutions offer systems for protecting public and personal security and assets, while protecting data, information, communications and individual privacy.  G-TEC’s market focus includes governmental and law enforcement agencies and industrial, corporate and real estate security companies.

                Management believes that, because of the interest of Graphco’s products and services to the country since the tragic events of September 11th, consummation of the transaction would enable the Company to enhance shareholder value.  However, there can be no assurance that the transaction will be consummated or that, if consummated, management’s goal expressed in the third preceding paragraph will be achieved.

Liquidity and Capital Resources

                The Company’s cash and cash equivalents decreased $161,000 from $3,177,000 at March 31, 2001 to $3,016,000 at September 30, 2001.  The decrease in cash during the current six-month period resulted primarily from cash used in operating activities of $324,000, which was primarily the result of the net loss of $375,000, offset by the cash provided by the sale of marketable securities of $163,000.

                As a result of the continuing negative cash flows from operations, the Company is dependent on the invested proceeds from its March 2000 private placement in order to meet its payable requirements.  Long term, the Company must seek a new line of business, whether through acquisition or otherwise.

                The Company believes that liquidity and working capital are adequate to fund the Company’s operations and its requirements for the fiscal year ending March 31, 2002.

Recent Accounting Pronouncements

                During July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and Statement No. 142, “Goodwill and other Intangible Assets”.   SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 requires that goodwill and intangibles with an indefinite life will no longer be amortized to earnings, but instead be reviewed for impairment.

The amortization of goodwill ceases upon adoption of SFAS No. 142.  SFAS No. 142 is effective for fiscal years starting after December 15, 2000.  The Company does not expect that the adoption of SFAS Nos. 141 and 142 will have a material impact on its financial position or results from operations.

                In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if reasonable estimate of fair value can be made.  The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.  The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002.  Management has not yet determined the impact, if any, of adoption of SFAS No. 143.

                In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value.  Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a “primary-asset” approach to determine the cash flow estimation period.  For long-lived assets to be disposed of other than by sale (e.g., assets abandoned, exchanged or distributed to owners in a spinoff), SFAS No. 144 requires that such assets be considered held and used until disposed of.  Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount exceeds its fair value.  For long-lived assets to be disposed of by sale, SFAS No. 144 retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation.  Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur.  SFAS No. 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from “held for sale” to “held and used.”  The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001.  Management has not yet determined the impact, if any, of adoption of SFAS No. 144.

Forward-Looking and Cautionary Statements

                With the exception of historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements that involve risks and uncertainties.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying information that is forward-looking and, accordingly, involves risks and uncertainties, including, without limitation, statements regarding the Company’s future financial performance, the results or success of discussions with other entities on mergers, acquisitions, or alliance possibilities and expansion of the Company’s current product offerings.  Other risks are discussed in the Annual Report 2001.  As a result, actual results may differ materially from those described in the forward-looking statement.  The Company cautions that the foregoing list of important factors is not exclusive.  The Company does not undertake to update any forward-looking statement in this Report.

PART II.                OTHER INFORMATION

Item 5.                    Other Information

                As previously reported, Harris A. Shapiro, the Chairman of the Board and Chief Executive Officer of the Company, had been serving the Company in the latter capacity pursuant to an employment agreement which expired August 31, 2001.  On October 17, 2001, the Board of Directors authorized an extension of the term of the employment agreement through December 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFECTDATA CORPORATION

By: /s/	Irene J. Marino
Irene J. Marino
Authorized Officer and Principal Financial and Accounting Officer

Date: November 2, 2001