Form 10QSB
period 2001-12-31
PERFECTDATA CORP
filed 2002-02-19
CIK 719662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒            Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                                                                                                                or

☐            Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001

Commission File Number 0-12817

PERFECTDATA CORPORATION

(Exact name of Registrant as specified in its charter)

CALIFORNIA	95-3087593
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	I.D. Number)

110 West Easy Street

Simi Valley, California 93065-1689

(Address of principal executive offices)

(Zip Code)

Registrant’s Telephone Number, Including Area Code:

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

Yes ☒      No ☐

As of January 31, 2002, there were 6,159,530 shares of Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statement

PERFECTDATA CORPORATION

Balance Sheet

(Unaudited)

(Dollars in thousands)

December 31,
2001
Assets
Current assets:
Cash and cash equivalents	$2,909
Accounts receivable, less allowance for doubtful receivables	127
Inventories	237
Prepaid expenses and other current assets	173

Total current assets	3,446

Property, plant and equipment, at cost, net	31
Other assets, net	19
$3,496

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$310
Accrued salaries, wages and vacation	35
Other accrued expenses	131

Total current liabilities	476

Shareholders’ equity:
Preferred Stock. Authorized 2,000,000 shares; none issued	—
Common Stock, no par value. Authorized 10,000,000 shares; issued and outstanding 6,159,530 shares	11,206
Accumulated deficit	(8,186)

Net shareholders’ equity	3,020
$3,496

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2001	2000	2001	2000
Net sales	$389	$484	$1,265	$1,533

Cost of goods sold	273	346	945	1,136

Gross profit	116	138	320	397

Selling, general and administrative expenses	293	586	939	1,302

Loss from operations	(177)	(448)	(619)	(905)

Other income:
Interest, net	—	6	—	14
Other, net	18	39	37	135
Net loss	(159)	(403)	(582)	(756)

Other comprehensive income (loss):

Unrealized gain (loss) on marketable securities	—	(40)	33	(50)

Comprehensive loss	$(159)	$(443)	$(549)	$(806)

Net loss per common share — basic and diluted	$(.02)	$(.06)	$(.09)	$(.12)

Weighted average shares outstanding — basic and diluted	6,159	6,107	6,159	6,099

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Month Period Ended
	December 31,
	2001	2000

Cash Flows from operating activities:
Net loss	$(582)	$(756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	17
Loss on sale of marketable securities	43	14
Stock Compensation	—	37
(Increase) decrease in accounts receivable	124	(39)
(Increase) decrease in inventories	154	(198)
Increase in prepaid expenses and other assets	(120)	(39)
Increase in notes receivable	—	(61)
Increase (decrease) in accounts payable	(50)	61
Increase (decrease) in accrued expenses	(29)	44

Net cash used in operating activities	(434)	(920)

Cash flows from investing activities:
Purchases of property, plant, and equipment	—	(31)
Sale of marketable securities	166	17

Net cash provided by (used in) investing activities	166	(14)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	61

Net cash provided by financing activities	—	61

Decrease in cash and cash equivalents	(268)	(873)
Cash and cash equivalents at beginning of period	3,177	4,087

Cash and cash equivalents at end of period	$2,909	$3,214

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Notes to Financial Statements

1.             All adjustments included in the financial statements in this Report are of a normal recurring nature and are necessary to present fairly the Company’s financial position as of December 31, 2001 and the results of its operations and cash flows for the nine months ended December 31, 2001 and 2000.  Results of operations for the interim periods are not necessarily indicative of results of operations for a full year due to external factors that are beyond the control of the Company.  This Report should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (“Annual Report 2001”).

2.                                       Inventories

                Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories are summarized as follows (in thousands):

December 31, 2001
(unaudited)
Raw materials	$66
Work in process	7
Finished products	164

$237

3.                                       Property and Equipment

                                                Property and equipment consist of (in thousands):

December 31, 2001
(unaudited)
Machinery and equipment	$309
Furniture and fixtures	85
Tooling	19
Leasehold improvements	155
568
Less accumulated
depreciation and amortization	(537)

$31

4.             Income taxes

                At December 31, 2001, the Company had net operating loss (NOL) carryforwards of approximately $5,734,000 for federal income tax purposes expiring in varying amounts through 2020.  The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in fiscal 2002 if not utilized.  Additionally, the Company has general business tax credit carryforwards of $30,000 of which $17,000 will expire in fiscal 2002 and $13,000 thereafter.

                SFAS 109 requires that the tax benefit of such NOLs and other deferred tax assets be recorded as an asset using current tax rates to the extent management assesses the utilization of such NOLs and other assets to be more likely than not.  Management has determined that future taxable income of the Company will likely not be sufficient to realize the recorded deferred tax asset of $2,344,000.  As such, the Company has recorded a valuation allowance of $2,344,000.

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

Item 2.                    Management’s Discussion and Analysis of Financial

                                Condition and Results of Operations

Results of Operations

                Net sales for the third fiscal quarter ended December 31, 2001 (“current quarter”) were $389,000, a decrease of $95,000, or 20%, from net sales of $484,000 in the year-earlier period. Net sales for the nine months ended December 31, 2001 (“current nine-month period”) were $1,265,000, a decrease of $268,000, or 17%, from net sales of  $1,533,000 in the year-earlier period.  Included in the year-earlier quarter were $55,000 of sales related to the Silkyboard(TM) keyboard and screen protector accessory product.  The absence of sales of this product in the current quarter accounts for more than 50% of the decline in sales from the year-earlier period. The Company’s license to sell this product expired in October 2001.  The Company also believes that the decline in sales in the current quarter and the current nine-month period relate to the condition of the general economy and the economic slowdown being experienced in the computer and office products industries, rather than being due to competitive conditions or that the Company lost customers. The Company continues to focus on programs to increase business with its existing customers as well as pursue new business.

                Cost of Goods Sold as a percentage of net sales remains primarily consistent for the current quarter and current nine-month period, being 70% and 75%, respectively, as compared to 71% and 74%, respectively, in the year-earlier periods.

                Selling, General and Administrative Expenses (“Expenses”) for the current quarter were $293,000 as compared to $586,000 in the year-earlier period, a decrease of $293,000, or 50%. Expenses for the current nine-month period were $939,000 as compared to $1,302,000 in the year-earlier period, a decrease of $363,000, or 28%.

                The decline in Expenses is primarily related to cost-cutting measures implemented by the Company at the close of the first fiscal quarter ended June 30, 2001 (“first quarter”) which included, amongst others, a reduction in personnel, closing the acquisition and merger office and a reduction in legal fees.

                Other Income for the current quarter was primarily dividend income of $18,000 as compared to dividend income of $55,000 in the year-earlier period.  Other Income for the current nine-month period was primarily dividend income of $80,000 net of a loss on securities of $43,000, as compared to dividend income of $171,000 net of a loss on securities of $14,000 in the year-earlier period.

                The decreased net loss for the current quarter and current nine-month period primarily related to the decline in Expenses as described above.

As previously reported, the Board believes profitability will not be obtained absent the acquisition of a new business or businesses and/or new products.  The Company is currently pursuing both alternatives.

On October 23, 2001, the Company announced that it had executed a non-binding letter of intent with Graphco Technologies, Inc. (“G-TEC”), a privately held company headquartered in Newtown, Pennsylvania.  Subject to satisfaction of certain conditions, including completion of due diligence and execution of a definitive agreement between the companies, Graphco would have been merged into a wholly-owned subsidiary of the Company and the Graphco shareholders would have received securities of the Company which, after approval by the Company’s shareholders, would have enabled the Graphco stockholders to have voting control of the Company.  G-TEC is a technology, software and systems development company providing advanced security solutions for biometric identification, secure access, surveillance and secure law enforcement incident management. On February 19, 2002, the Company and G-TEC announced that they had mutually agreed to terminate the proposed transaction.

Management indicated that it would immediately resume looking for another potential acquisition.

Liquidity and Capital Resources

                The Company’s cash and cash equivalents decreased $268,000 from $3,177,000 at March 31, 2001 to $2,909,000 at December 31, 2001.  The decrease in cash during the current nine-month period resulted primarily from cash used in operating activities of $434,000, which was primarily the result of the net loss of $582,000, offset by the cash provided by the sale of marketable securities of $166 ,000.

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

                In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if reasonable estimate of fair value can be made.  The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.  The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002.  Management has not yet determined the impact on the Company, if any, of the adoption of SFAS No. 143.

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

PART II.   OTHER INFORMATION

Item 5.                    Other Information

                As indicated in Item 2 of Part I of this Report under the caption “Results of Operations,” the Company and Graphco Technologies, Inc. have mutually agreed to terminate the proposed transaction between the two.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFECTDATA CORPORATION

By:	/s/ Irene J. Marino
Irene J. Marino
Authorized Officer and Principal Financial
and Accounting Officer

Date: February 19, 2002