Form 10KSB
period 2002-03-31
PERFECTDATA CORP
filed 2002-06-26
CIK 719662

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

Commission File No.  0-12817

PERFECTDATA CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-3087593
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. Number)

110 West Easy Street
Simi Valley, California	93065
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:

(805) 581-4000

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes  ☒  No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  ☐

As of May 31, 2002, the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $8,134,030.

As of May 31, 2002, the Registrant had 6,159,530 shares of Common Stock outstanding.

PART I

Forward-Looking and Cautionary Statements.

With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include certain forward-looking statements that involve risks and uncertainties.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying information that is forward-looking and, accordingly, involves risks and uncertainties, including, without limitation, statements regarding the Company’s future financial performance, that governmental regulations will not negatively and materially impact the Company’s current operations, the Company’s ability to compete in the competitive environment in which the Company operates, and the results or success of discussions with other entities on mergers, acquisitions, or alliance possibilities and expansion of the Company’s current product offerings.  As a result, actual results may differ materially from those described in the forward-looking statement.  The Company cautions that the foregoing list of important factors is not exclusive.  The Company does not undertake to update any forward-looking statement in this Report.

Item 1.           Business.

General

PerfectData Corporation (the “Company”) was incorporated in the State of California on June 8, 1976.  The Company was originally founded by an experienced group of engineers and data processing professionals to design and manufacture a proprietary line of magnetic media maintenance equipment - disk pack cleaners and inspectors.  This line of equipment, which has since been discontinued, was originally sold to Original Equipment Manufacturers (OEMs) such as Burroughs Corporation (now Unisys Corporation), DEC (Digital Equipment Corporation), NCR Corporation and 3M Corporation.  Sales of these products by such well-known companies contributed to increased user awareness as to the need for routine computer care and maintenance.  It also brought credibility to the Company as a key manufacturer in the industry.

With the evolution of the computer work environment from the sterile, climate-controlled surroundings of a clean room to the mainstream office and home environments, simple preventative maintenance has become a key element in maintaining equipment efficiency and personal productivity.  The Company’s cleaning and maintenance products are designed to address the needs of the end users of computers and office automation equipment and by maintenance organizations as part of preventative maintenance programs to reduce equipment “down time” and service costs and to increase product life.

Change in Control

On March 31, 2000 (the “Closing Date”), Millennium Capital Corporation (“Millennium”), JDK & Associates Inc. (“JDK”) and other buyers (Millennium, JDK and these other buyers are collectively referred to herein as the “Buyers”) purchased from the Company, pursuant to a Stock Purchase Agreement dated as of January 20, 2000 (the “Stock Purchase Agreement”) by and among the Company, Millennium, JDK and persons or entities which became Buyers pursuant to the Stock Purchase Agreement subsequent to its execution, an aggregate of 1,333,333 shares of the Company’s Common Stock, no par value (the “Common Stock”), at $2.25 per share or an aggregate purchase price of $2,999,999.25.  A copy of the Stock Purchase Agreement is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference.

On the Closing Date, as a result of the foregoing closing, Millennium and JDK became financial advisors to the Company to seek acquisitions and financings on its behalf pursuant to a Consulting Agreement dated as of January 20, 2000 (the “Consulting Agreement”) by and among Millennium, JDK and the Company.  For their services, Millennium and JDK are to receive a cash fee equal to five percent of the Consideration (as defined) received or paid by the Company with respect to the acquisition or the financing offering.  A copy of the Consulting Agreement is filed (by incorporation by reference) as an exhibit to this Report and is incorporated herein by this reference.  See also Note (7) to Financial Statements in this Report.

At a directors’ meeting on the Closing Date, as contemplated by the Stock Purchase Agreement, Joseph Mazin, then the Chairman, President and Chief Executive Officer of the Company, and Ronald M. Chodorow resigned as directors of the Company, the number of directors was increased from three to five and Brian Maizlish, Timothy D. Morgan, Corey P. Schlossmann and Harris A. Shapiro were elected as directors to fill the vacancies.  Tracie Savage continued as a director.

The shareholders approved the Stock Purchase Agreement and the related transactions at a Special Meeting of Shareholders held on March 31, 2000.

Since the change in control, the Company has been seeking acquisitions which may or may not be related to its current business.  There can, of course, be no assurance that any such acquisition will be effected.

The Industry

The Company’s products are sold in the computer and office equipment accessories and supplies market.  This market targets small, medium and large sized businesses as well as the home environment.

This market is serviced mainly by office product catalogs, office superstores, mass merchants, consumer electronics retailers, warehouse clubs and computer superstores.  The Company is organized to service all of these distribution channels.  The Company believes that the market potential for its products will continue to grow and increase in size.  However, there can be no assurance that the Company will realize any of this potential.

Products

The Company designs, assembles and/or packages all of its cleaning and maintenance products which it markets and distributes.  The Company sub-contracts for its components from a variety of established suppliers and manufacturers.  The Company believes that there are alternative sources for these components should an existing supplier or manufacturer no longer be available on acceptable terms.

The consumable cleaning and preventative maintenance products are for home, office and computer environments.  These products are designed to eliminate or minimize contamination in and around computer and office automation equipment.  Use of the Company’s products on a regular basis reduces equipment downtime and the need for unnecessary service and repairs.

The Company’s principal selling product is the PerfectDuster EcoDuster line of compressed gas dusters.  This product is offered in a variety of formulations to meet competitive pressures and buyer demand.  All of these dusters are 100% CFC free and contain no ozone depleting chemicals that could damage the ozone layer in the earth’s upper atmosphere.

Other products that the Company presently sells are CD and tape drive cleaners, CD player cleaners, static control products, laser and inkjet printer cleaners, fax and copy machine cleaners, and a variety of premoistened cleaning wipes for specific equipment.

Marketing

Customers.   The Company’s products are sold primarily through retail distribution under the Company’s “PerfectData” trademark.  The retail distribution channel is comprised of office product catalogs, office product distributors and dealers, stationery and computer retail stores and large warehouse/superstore type accounts.

While the Company sold products to more than 200 customers in the United States, Canada and other countries during the fiscal year ended March 31, 2002 (“fiscal 2002”), approximately 85% of the Company’s net sales were accounted for by its 10 largest customers.  Two customers accounted for 33% and 28%, respectively, of total sales.  Sales to these customers were made pursuant to specific purchase orders and neither customer is obligated to purchase the Company’s products under any other agreement.  The loss of either or both of these customers could have an adverse effect on the Company’s business.  No other customer accounted for more than 10% of the Company’s net sales in fiscal 2002.

Sales Organization.

Domestic Sales.   Sales of products under the Company’s registered trademark “PerfectData” are made by independent manufacturers’ representative groups, dealers and large distributors.  Sales of the Company’s products to Original Equipment Manufacturers under private label arrangements are handled by Company sales personnel located in California and, on a selected basis, by certain assigned independent manufacturers’ representatives.  Agreements between the Company and manufacturers’ representatives or distributors may be terminated on short notice by either party.

International Sales.    Sales of the Company’s products worldwide are handled by the Company’s sales personnel located in California through international distributors and customers.  The Company has no agreements with foreign distributors.

Customer Service and Support.   In order to enhance customer service, training, field support and technical support, the Company has a toll free 800 phone number.

All products are sold with a “return to manufacturer” warranty for replacement of damaged or defective goods only.  Products are warranted for 90 days from the date of purchase.  Dealers and distributors are required to perform this replacement service on behalf of the Company.  All products returned for warranty replacement must receive a written return authorization receipt from the Company prior to the return of any goods.  Costs incurred annually by the Company for product warranties have been insignificant.

Competition

The Company believes that neither the Company nor any of its competitors has had a dominant position in the cleaning and maintenance market.  There are many competitors in this market and some of these competitors are substantially larger in size and have greater financial resources than the Company.

The Company believes that the effectiveness, quality, service and the price competitiveness of its products, along with its marketing efforts and programs, product selection and responsiveness to accounts’ needs, have been the principal basis on which it competes in this market.

The Company’s ability to maintain or increase its market share and expand its business will depend, in large measure, on its ability to conceive, design, develop and introduce new products to its existing product lines; to continue to offer more products and marketing programs within the Company’s established channels of distribution; and to enter new markets and/or open new channels of distribution with related product offerings. There can be no assurance, however, that the Company will achieve any or all of these objectives.

Materials and Supplies

The nature of the raw materials used in the Company’s products are various chemicals, metals, plastics and paper goods.  The Company assembles and/or packages its products in the United States from materials and supplies purchased primarily from domestic vendors and sub-contractors.  Some of the assembled component parts are manufactured by vendors located in the Far East because it is more cost effective to obtain goods and fabrication expertise at significantly reduced costs when compared with purchasing the same goods domestically.

The Company believes that its established relationships with its vendors and suppliers are in good order. The Company has not experienced any significant production delays or loss of revenue due to the lack of parts or material shortages.

The Company, as a matter of standard business procedures, regularly reviews its vendor relationships and continually searches for new sources and ways to produce its products both domestically and internationally with the improvement of quality, delivery or lowered cost of goods as its goals.

The Company does not believe that federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, have had, or will have, any material effect on its capital expenditures, its potential earnings or its competitive position.

Employees

At March 31, 2002, the Company employed 10 persons, of whom 4 were engaged in assembly and testing, 2 in marketing and sales, and 4 in general management and administration.

The Company believes that its relations with its employees are good.  The Company has never had a work stoppage and none of its employees are represented by a labor union.  The expansion of the Company’s current operations will be dependent, in part, on its ability to attract and retain highly qualified employees.  There can be no assurance that the Company will be successful in these efforts.

Terminated Acquisition

From October 2001 to February 2002, the Company was engaged in negotiations pursuant to which the shareholders of GraphCo Technologies, Inc. (“GraphCo”) would acquire a majority interest in, and control of the Board of, the Company.  GraphCo is a technologies, software and systems development company providing advanced security solutions for biometric identification, secure access, surveillance and secure law enforcement incident management.  The negotiations were mutually terminated on February 19, 2002.

Item 2.           Properties.

The Company is subject to a long-term lease for a building constructed in Simi Valley for the specific needs of the Company.  The modern industrial building, comprising approximately 24,500 square feet, was completed during June 1993.  The lease is for a term of ten years and includes an option to purchase.  During September 2001, the Company sublet approximately 6,700 square feet of its facility to another company for use as warehousing pursuant to a 20-month sublease.

Item 3.           Legal Proceedings.

As of March 31, 2002, there were no material pending legal proceedings to which the Company was a party or of which any of its property was the subject.

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.           Market for the Registrant’s Common Equity and Related Stockholder Matters.

Market Information

The Common Stock of the Company is traded on the Nasdaq SmallCap Market under the symbol PERF.  The following table sets forth the range of high and low sales prices per share of the Common Stock for the indicated quarters of fiscal 2002 and the fiscal year ended March 31, 2001 (“fiscal 2001”) as reported by Nasdaq.

	Sales Price
	High	Low
2002
First Quarter	$1.70	$.88
Second Quarter	$1.59	$.57
Third Quarter	$4.10	$1.00
Fourth Quarter	$3.25	$.68

2001
First Quarter	$19.06	$3.12
Second Quarter	$5.94	$2.25
Third Quarter	$4.31	$.91
Fourth Quarter	$3.00	$1.00

Holders

The approximate number of shareholders at March 31, 2002 was 1,800 determined by security position listings.

Dividends

Because of its losses from operations, the Company has not paid any cash dividends on the Common Stock and, until profitability is restored, as to which and when there can be no assurance, the Company does not intend to pay any cash dividends.

Item 6.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

Management believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results, and require the most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Doubtful Accounts:

The Company evaluates the collectibility of its accounts receivable and provides an allowance for estimated losses that may result from customers’ inability to pay.  The amount of the reserve is determined by analyzing known uncollectible accounts, aged receivables and customers’ credit-worthiness.  Amounts later determined and specifically identified to be uncollectible are written off against the allowance.

Valuation of Inventory:

Inventories are valued at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Market value is dependent primarily on consumer demand and competitor product offerings.  The Company reviews inventories and records adjustments for any decline in its value below cost.   Adjustments are primarily determined by identifying excess and slow-moving products based upon prior sales, estimating values for such items, and providing for any losses in value based upon those estimates.

Results of Operations

Net sales in fiscal 2002 were $1,716,000, a decrease of $447,000, or 21%, from net sales of $2,163,000 in fiscal 2001.

The Company believes that this decline in net sales in fiscal 2002 primarily related to the condition of the general economy and the economic slowdown being experienced in the computer and office products industries, rather than being due to competitive conditions or that the Company had lost customers.

Included in fiscal 2001 were $154,000 of sales related to the Silkyboard (™) keyboard and screen protector accessory product.  In October 2000, the Company had entered into an interim license agreement to market 50,000 units of the Silkyboard keyboard and screen protector accessory for use with the Palm computing platform and other PDAs.  The Company’s option to acquire a permanent worldwide license with respect to the Silkyboard product, or to acquire all rights thereto, expired unexercised on December 22, 2000.  The Company’s interim license expired on February 1, 2001, and the Company had until October 27, 2001 to sell its remaining inventory of Silkyboard products.  In fiscal 2002, sales of this product were less than $2,000.  The virtual absence of sales of this product in fiscal 2002 accounted for more than 30% of the decline in sales from fiscal 2001.

Cost of goods sold (“Costs”) as a percentage of net sales was 73% for fiscal 2002, as compared to 82% for fiscal 2001.  The decrease in Costs in fiscal 2002 directly related to a reduction in the write-down of certain inventories for products that the Company was either deeply discounting or discontinuing.  In fiscal 2002, these costs aggregated $55,000, of which $7,000 related to the Company’s remaining inventory value of Silkyboard products.  In fiscal 2001, these costs aggregated $196,000, of which $136,000 was related to the Company’s inventory of Silkyboard products.  Also included in fiscal 2001 Costs were royalties of $46,000 related to Silkyboard product sales.

Selling, General and Administrative Expenses (“Expenses”) for fiscal 2002 and 2001 were $1,310,000 and $1,815,000, respectively.

The decrease in Expenses of $505,000, or 28%, in fiscal 2002 primarily related to cost-cutting measures implemented by the Company at the close of the first fiscal quarter ended June 30, 2001.  This included, among others, a reduction in personnel, closing the acquisition and merger office and a reduction in legal fees.

Included in fiscal 2002 Expenses were costs related to the negotiations with Graphco.  (See the paragraph Terminated Acquisition under Item 1. Business).  These expenses aggregated approximately $88,000.

The Board continues to seek potential acquisitions, including those in businesses not related to the Company’s current operations, as the Company’s long-term “turn around” strategy.  Although the Company has performed significant due diligence with respect to certain other potential acquisitions proposed to management, as of this date, there has been no potential acquisition which, after such investigation, has been deemed attractive enough for the Board to authorize preparation of a definitive agreement.  The directors believe that the volatility of the stock market in 2001 and 2002 has adversely affected the Company’s search.  The Board has, accordingly, concluded that it may take longer to close a suitable acquisition than initially contemplated, but remains confident that this objective can be achieved over time.  There can, of course, be no assurance as to when and if a suitable acquisition will be consummated.

Other Income for fiscal 2002 was primarily dividend income of $93,000 net of a loss on securities of $37,000.  Other Income for fiscal 2001 was primarily dividend income of $216,000, net of a loss on impairment of assets from securities of $37,000 and a loss on securities of $14,000.

The decreased net loss in fiscal 2002 from that in fiscal 2001 was primarily related to the decline in Costs and Expenses as described above.  The Board believes that profitability will not be obtained absent the acquisition of a new business or businesses and or new products.  The Company is currently pursuing both alternatives.  However, there can be no assurance as to when such pursuits will be successful or as to when profitability will be achieved, if at all.

Liquidity and Capital Resources

The Company’s cash decreased $419,000 in fiscal 2002.  The decrease resulted from cash used in operating activities of $590,000 offset by the cash provided from the sale of marketable securities of $171,000.  The cash used in operating activities was primarily the result of the net loss of $795,000 as well as a decrease in accounts payable, partially offset by decreases in inventories and accounts receivable.

The Company had a current ratio of better than 8 to 1 at fiscal year end and no long-term debt.

As a result of the continuing negative cash flows from operations, the Company is dependent on the invested proceeds from its March 2000 private placement in order to meet its payable requirements.  Long term, as indicated above, the Company must seek a new line of business, whether through acquisition or otherwise.

The Company believes that, as a result of the cash described in the preceding paragraph, its working capital is adequate to fund the Company’s operations and its requirements for the fiscal year ending March 31, 2003.  See Note 2 to Financial Statements for a description of the concentration of credit risk which the Company has by keeping these funds only in three banks.

At March 31, 2002, the Company had net operating loss and general business tax credit carry forwards for income tax purposes of approximately $5,885,000 and $12,000 respectively, available to reduce future potential Federal income taxes.

Item 7.           Financial Statements.

The information required by this Item is incorporated herein by reference to the financial statements listed in Item 13 of Part III of this Report.

Item 8.           Changes in and Disagreements on Accounting and Financial Disclosure.

None.

PART III

Item 9.           Directors and Executive Officers.

Directors and Executive Officers

The following table contains certain information relating to the directors and executive officers of the Company as of May 31, 2002.

Name	Age	Position
Harris A. Shapiro	66	Chief Executive Officer, Director and Chairman of the Board

Bryan Maizlish	40	Director

Timothy D. Morgan	47	Director

Tracie Savage	39	Director

Corey P. Schlossmann	47	Director

Irene J. Marino	57	Vice President Finance, Chief Financial Officer and Corporate Secretary

Business History

Mr. Harris A. Shapiro was elected as a director of the Company and Chairman of the Board on March 31, 2000.  On September 7, 2000, he was designated Chief Executive Officer of the Company.  Mr. Shapiro has been the President of Millennium Capital Corporation, a consulting firm specializing in mergers and acquisitions, since 1994.  He was Senior Vice President Corporate Finance of Gilford Securities Incorporated, a registered broker-dealer, from January 1, 1999 to March 29, 2000.  Prior to Gilford Securities, he was a Managing Director of Whale Securities Co., L.P., then a registered broker-dealer, from June 1993 until December 1998.

Mr. Bryan Maizlish was elected as a director of the Company on March 31, 2000.  Since August 2000, he has been serving as a director for Lockheed Martin.  Prior thereto, he served as the Executive Vice President, Chief Strategy Officer and Chief Financial Officer of Magnet Interactive Noor Group Ltd., a private company furnishing engineering comprehensive interactive services.  Prior thereto, he held various managerial positions for over a decade with companies in the media communications industry, such as MCA, Inc., Gulf & Western Corporation and Gene Roddenberry’s Norway Corporation.  Mr. Maizlish serves on the Architecture Committee, Service Provider Group and Marketing Counsels at Sun Microsystems for the SunTone Certification program.

Mr. Timothy D. Morgan was elected as a director of the Company on March 31, 2000.  He has, since October 1997, been a consultant on matters of business strategies, taxation, finance and asset protection techniques, and providing interim Chief Financial Officer and Controller services.  From 1980 through October 1997, he was a principal of Abacus Tax and Financial Services, a firm specializing in tax compliance and pension plan administration.  Prior to 1982, Mr. Morgan was manager of purchasing and accounting departments for various companies, including Dennison Eastman Corporation, Syntel Cavitron, Incorporated, and Contempo Casuals, Incorporated.

Ms. Tracie Savage was elected in July 1995 as a director of the Company.  She is currently a main news Anchor for KFWB Radio in Los Angeles.  She previously worked for the Los Angeles television subsidiary of the National Broadcasting Company, Inc. (“NBC”).  From March 1994 to March 2001, Ms. Savage was the co-anchor of NBC Channel 4’s “Today in L.A.: Weekend”.  From 1991 to 1994, she was a general assignment reporter for the independent Los Angeles station, KCAL.  Ms. Savage has been in broadcast journalism for more than 16 years and has been the recipient of numerous awards and honors in her field.

Mr. Corey P. Schlossmann was elected as a director of the Company on March 31, 2000.  Mr. Schlossmann has been Chief Executive Officer since October 1999, and Chief Financial Officer since January 1999, of Nationwide Auction Systems.  Since January 1996, he also serves as a partner of Gordon, Fishburn & Schlossmann, a management consulting and accounting firm.  Mr. Schlossmann was a partner of Hankin & Co., a consulting firm, from 1988 until 1995.

Ms. Irene J. Marino originally joined the Company in March 1982 and rejoined the Company in September 1987 after a leave of approximately four months.  Ms. Marino was promoted to Manager of Finance and Administration in March 1983 and to Controller and Assistant Secretary in March 1986.  Upon rejoining the Company in September 1987, Ms. Marino assumed the positions of Controller, Chief Financial Officer and Secretary of the Company.  She was appointed Vice President of Finance in August 1989, and has more than 35 years’ experience in finance, accounting and administration.

Other Directorships

Since October 1999, Corey P. Schlossmann has served as a director of Entrade, Inc., a New York Stock Exchange holding company whose online subsidiaries (including Nationwide Auction Systems of which he is an executive officer as indicated in the preceding section “Business History”) provide auction and asset disposition services to the utility and manufacturing industries, among others.

No other director of the Company serves as a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(e) promulgated under the Exchange Act, with respect to fiscal 2002, the Company is not aware of any director or executive officer of the Company who failed to file on a timely basis, as disclosed in such forms, reports required by Section 16(a) of the Exchange Act during fiscal 2002.

As of March 31, 2002, i.e., the end of fiscal 2002, there were no beneficial owners of 10% or more of the Common Stock known to the Company other than Joseph Mazin who was, until July 27, 2000, the President and Chief Executive Officer of the Company and, until March 31, 2000, a director of the company.  Mr. Mazin has advised the Company that he timely filed all reports required by Section 16(a) of the Exchange Act during fiscal 2002.

Item 10.    Executive Compensation.

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company during each of the last three fiscal years by the Company’s Chief Executive Officer as of the end of the last fiscal year.  No other executive officer of the Company earned in excess of $100,000:

SUMMARY COMPENSATION TABLE

	Annual Compensation		Long-Term Compensation	Other Compensation
Name and Principal Position	Year

		Salary	Securities Underlying Options	($)
		($)
Harris A. Shapiro (1)	2002	118,125	—	1,750	(2)
Chief Executive Officer and	2001	87,500	25,000	2,750	(2)
Chairman of the Board	2000	—	—	—

(1)          The Board designated Mr. Shapiro as the Chief Executive Officer of the Company effective September 2000.  The Company and Mr. Shapiro entered into a one-year employment agreement in September 2000 providing for a base annual salary of $150,000.  The Board extended his contract at the same salary until June 2002.

(2)          Mr. Shapiro was paid cash compensation for his services as a director.

Option /SAR Grants in Last Fiscal Year

(1)                                 2000 Option Plan

In May 2000, the Board of Directors of the Company adopted the Stock Option Plan of 2000 (the “ 2000 Option Plan”).  In October 2000, the shareholders of the Company approved the 2000 Option Plan and ratified options previously granted.  The Company registered under the Securities Act of 1933, as amended (the “Securities Act”), the shares issuable upon the exercise of options granted pursuant to the 2000 Option Plan in a Registration Statement on Form S-8 filed on December 13, 2000.   As a result of such filing, optionees who are not affiliates of the Company may resell the shares of the Common Stock received upon exercise immediately, while affiliates will require a “re-offer prospectus” to resell or wait one year after exercise to resell pursuant to the exemption of Rule 144 under the Securities Act.  The Company has not as yet filed such re-offer prospectus.  The 2000 Option Plan provides for the grant of options to purchase shares of the Common Stock to directors, officers, employees and consultants of the Company.  Non-qualified stock options may be granted to directors, officers, employees and consultants.  Incentive stock options, as such form is defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), may be granted only to employees.  The term of the 2000 Option Plan is for ten years and it provides for the grants of an aggregate of 2,000,000 shares of the Common

Stock.  The 2000 Option Plan may be administered by the Board, its Compensation Committee, or any other Committee designated by the Board.

The 2000 Option Plan, consistent with the provisions of the Code, provides that the exercise price of an incentive stock option shall not be less than the fair market value of the Common Stock on the date of grant, except that, if the employee owns stock possessing more than 10% of the total combined voting power of all classes of stock, the exercise price of the option must be at least 110% of the fair market value of the Common Stock on the date of grant and the incentive stock option cannot be exercised after five years from the date of grant.  No stock option granted has, and no option to be granted under the 2000 Option Plan may have, a term in excess of ten years.  The exercise price of a non-statutory or nonqualified option may be less than the fair market value on the date of grant.

The number of shares subject to an outstanding option and the exercise price thereof are subject to adjustment in the event of a stock dividend, stock split, reorganization, recapitalization, combination of shares, change in corporate structure or similar events.  No fractional shares will be issued upon exercise and the Company has no obligation to pay for such fractional share.

Options granted to date are not exercisable during the first year after the date of grant and thereafter become exercisable in annual installments of 25% each.  It is expected that future options will be granted on a similar basis.  Some options to be granted to employees may have performance goals as the condition precedent to becoming exercisable.

Options to be granted under the 2000 Option Plan will generally be non-transferable and not immediately exercisable.

If the optionee’s employment will terminate for any reason other than his or her death or disability, he or she may, for a period of up to three months, exercise the option to the extent exercisable upon the date of termination.  If the optionee’s employment will terminate because of his or her total and permanent disability (asdefined in the Code), the optionee will have 12 months to exercise the stock option to the extent exercisable upon the date of termination.  In the event of other disability causing termination, the optionee may have six months  (three months in the event the optionee wants continuous treatment of the stock option as an incentive stock option) to exercise the stock option to the extent exercisable upon the date of termination.  If the optionee dies, his estate may exercise the stock option to the extent exercisable upon the date of death of the optionee, whether it occurred during the initial term or during the three, six or 12-month periods described in the three preceding sentences.  In no event may a stock option be exercised beyond its original expiration date.  Similar provisions will be applicable to optionees who are not employees.

For a consultant to be eligible to receive a grant of a stock option under the 2000 Option Plan, the optionee must be a natural person and the services rendered for the Company must be of a bona fide nature and not in connection with the offer or sale of securities of the Company in a capital raising transaction and do not directly or indirectly promote or maintain a market for the Company’s securities.

At March 31, 2002, options covering a total of 260,000 shares of the Common Stock were outstanding under the 2000 Option Plan at a weighted average exercise price of $11.25 per share.

(2)                                 Activity in Fiscal 2002

During fiscal 2002, an option for 2,500 shares was granted to an executive officer of the Company.

No stock options were granted to the Company’s Chief Executive Officer who is the sole executive officer named in the Summary Compensation Table during fiscal 2002.

The Company has never granted any stock appreciation rights (SARs).

Option Exercises and Values

The following table provides certain summary information concerning the exercise of options during fiscal 2002 and unexercisable options held as of the end of fiscal 2002 by the Chief Executive Officer who is the sole executive officer named in the Summary Compensation Table:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION VALUES

Name

	Shares Acquired On Exercise	Value Realized	Number of Unexercised Options Held at Fiscal Year End		Value of Unexercised In-the- Money Options at FY-End

	(#)	($)	(#)		($)
Harris A. Shapiro	—	—	50,000	(1)		(2)

(1)                                  As of March 31, 2002, options were exercisable to purchase 24,999 shares.

(2)                                  Such value is based upon the market value of the Common Stock as of March 31, 2002, less the exercise price payable per share under such options.  As of March 31, 2002, the market value was less than the exercise price.

Directors’ Compensation

Each director is paid $250.00 for telephonic participation and $500.00 for attendance in person at a meeting of the Board.

Directors may be granted stock options as compensation for their services.  During fiscal 2002, no new options were granted to directors of the Company.

There are no other relationships with respect to other entities that would require disclosure here under Item 404 of Regulation S-K.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth, as of May 31, 2002, certain information with respect to all shareholders known by the Company to be beneficial owners of more than 5% of its outstanding shares of the Common Stock, the Chief Executive Officer of the Company (being the sole executive officer named in the Summary Compensation Table in Item 10 to this Report), all directors and all officers and directors of the Company as a group.  The ownership information was furnished to the Company by the person or entity.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned (1)
Joseph Mazin 11120 Sherman Way Sun Valley, CA 91252	794,997	(2)	12.9

Flamemaster Corporation 11120 Sherman Way Sun Valley, CA 91252	537,997		8.7

William B. Wachtel, Trustee of Digital Trust (3) c/o Wachtel & Masyr, LLP 110 East 59th Street New York, NY 10022	427,873		6.9

Harris A. Shapiro (4) 110 West Easy Street Simi Valley, CA 93065	309,499	(5)	5.0

Bryan Maizlish (6) 9705 Conestoga Way Potomac, MD 20854	29,255	(7)	Nil

Timothy D. Morgan (6) 11734 Gladstone Circle Fountain Valley, CA 92708	30,455	(7)	Nil

Tracie Savage (6) 6212 Banner Avenue Los Angeles, CA 90038	39,555	(8)	Nil

Corey P. Schlossmann (6) 19654-A Roscoe Blvd. Northridge, CA 91324	459,758	(7)	7.4

All directors and officers as a group (6 in number)	873,338	(9)	13.9

(1)                                  The percentages computed in the table are based upon 6,159,530 shares of the Common Stock which were outstanding on May 31, 2002.  Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of May 31, 2002.

(2)                                  The shares of the Common Stock reported in the table include (a) 537,997 shares owned by Flamemaster Corporation (“Flamemaster”) for which Mr. Mazin has voting power as the President, Chairman and Chief Executive Officer of Flamemaster; (b) 36,000 shares owned by the Flamemaster Employees’ Profit Sharing Plan for which Mr. Mazin is the fiduciary; and (c) 23,000 shares owned by Altius Investment Corporation (“Altius”) for which Mr. Mazin has shared voting power as Chairman of the Board of Altius.  The shares reported in the table also include (x) 5,000 shares issuable upon the exercise of an option expiring November 6, 2003 and (y) 1,000 shares issuable upon the exercise of an option expiring January 27, 2003, both options being held by Donna Mazin, his wife.  Certain of the shares reported in the table are owned by Ms. Mazin or as to which shares she shares dispositive and voting powers with Mr. Mazin.

(3)                                  William B. Wachtel as the Trustee of the Digital Trust has, under the trust agreement, sole voting and investment power with respect to the shares reported in the table. Harris Shapiro, currently the Chairman of the Board, Chief Executive Officer and a director of the Company, was the settler of the Digital Trust and made an irrevocable grant to it of the assets which the Digital Trust used to effect the purchase of the shares.  The beneficiaries of the Digital Trust are Mr. Shapiro’s children and grandchildren who survive him, although the Trustee, in his absolute discretion, may pay or apply yearly income or the principal of the Trust to any beneficiary.  Because he made an irrevocable grant and has no voting or investment power with respect to the shares, Mr. Shapiro is not the beneficial owner of the shares reported in the table as being owned of record by the Digital Trust and beneficially by the Trustee.

(4)                                  Mr. Shapiro is the Chairman of the Board, the Chief Executive Officer and a director of the Company.

(5)                                  The shares of the Common Stock reported in the table reflect (a) 284,500 shares owned by Millennium for which Mr. Shapiro has voting power as its President; (b) 16,666 shares issuable upon the exercise of an option expiring March 30, 2010 under the 2000 Option Plan; and (c) 8,333 shares issuable upon the exercise of an option expiring September 6, 2010 under the 2000 Option Plan.  The shares of the Common Stock reported in the table do not include (x) 8,334 shares issuable upon the exercise of the option described in (b) or (y) 16,667 shares issuable upon the exercise of the option described in (c), neither of which was exercisable as to such shares at May 31, 2002 or within 60 days thereafter.  In addition, the shares of the Common Stock do not reflect 10,000 shares issuable upon the exercise of a Consulting Warrant which, if not granted to a third person or persons, may be exercised by Millennium.

(6)                                  A director of the Company.

(7)                                  The shares of the Common Stock reported in the table include (a) 16,666 shares issuable upon the exercise of an option expiring March 30, 2010 under the 2000 Option Plan and (b) 8,333 shares issuable upon the exercise of an option expiring September 6, 2010 under the 2000 Option Plan.  The shares of the Common Stock reported in the table do not include (x) 8,334 shares issuable upon the exercise of the option described in (a) or (y) 16,667 shares issuable upon the exercise of the option described in (b), neither of which was exercisable as to such shares at May 31, 2002 or within 60 days thereafter.

(8)                                  The shares of the Common Stock reported in the table include (a) 10,000 shares issuable upon the exercise of an option expiring July 20, 2005; (b) 16,666 shares issuable upon the exercise of an option expiring March 30, 2010 under the 2000 Option Plan; and (c) 8,333 shares issuable upon the exercise of an option expiring September 6, 2010 under the 2000 Option Plan.  The shares of the Common Stock reported in the table do not include
(x) 8,334 shares issuable upon the exercise of the option described in (b) or (y) 16,667 shares issuable upon the exercise of the option described in (c), neither of which was exercisable as to such shares at May 31, 2002 or within 60 days thereafter.

(9)                                  The shares of the Common Stock reported in the table include (a) those shares indicated in the text to Notes 5, 7 and 8 and (b) 1,500 shares issuable to an executive officer upon the exercise of an option expiring February 3, 2003.  The shares of the Common Stock reported in the table do not include those issuable upon the exercise of an option expiring October 30, 2011 to purchase 2,500 shares granted to this executive officer under the 2000 Option Plan which was not exercisable at May 31, 2002 or within 60 days thereafter.

Equity Compensation Plans

The following table sets forth, as of March 31, 2002, certain summary information with respect to compensation plans under which shares of the Company’s Common Stock are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	291,500	$10.27	1,740,000

Equity compensation plans not approved by security holders (1)	33,000	$2.43	63,000

Total	324,500	$9.48	1,803,000

(1)                                  Plans not approved by the Company’s shareholders are:

(a)                                  In April 1999, the Board of Directors authorized a reserve of 100,000 shares of the Common Stock for granting of warrants and options.  Said warrants and options are sold for a price of five cents per share and have an exercise price of $1.56 per share.  The term is three years from date of issuance.

(b)                                 In November 2000, the Board of Directors granted a consultant of the Company an option expiring November 26th, 2003 to purchase 20,000 shares of the Common Stock at an exercise price of $3.00 per share.

Item 12.       Certain Relationships and Related Transactions.

None.

Item 13.       Exhibits, Financial Statements and Reports on Form 8-K.

(a)                                  Documents Filed with Report

(1)                                  Financial Statements

The financial statements listed on the accompanying Index to Financial Statements are filed as part of this Report.

(2)                                  Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of  this Report.

(b)                                 Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 2002.

PERFECTDATA CORPORATION

SEC Form 10-KSB

Independent Auditors’ Report

The Board of Directors and Shareholders

PerfectData Corporation:

We have audited the accompanying balance sheet of PerfectData Corporation as of March 31, 2002, and the related statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PerfectData Corporation as of March 31, 2002, and the results of its operations and its cash flows for the years ended March 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Los Angeles, California

May 10, 2002

PERFECTDATA CORPORATION

Balance Sheet

March 31, 2002

(Amounts in thousands, except share amounts)

Assets
Current assets:
Cash and cash equivalents	$2,758
Accounts receivable, net	178
Inventories	154
Prepaid expenses and other current assets	36
Total current assets	3,126

Property and equipment, at cost, net	26
Other assets, net	19
$3,171

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$207
Accrued salaries, wages, and vacation	38
Other accrued expenses	119
Total current liabilities	364

Commitments and contingencies (note 9)

Shareholders’ equity:
Preferred stock. Authorized 2,000,000 shares; none issued	—
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 6,159,530 shares	11,206
Accumulated deficit	(8,399)
Net shareholders’ equity	2,807
$3,171

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Operations

Years ended March 31, 2002 and 2001

(Amounts in thousands, except per share information)

	2002	2001
Net sales	$1,716	2,163
Cost of goods sold	1,255	1,763
Gross profit	461	400

Selling, general, and administrative expenses	1,310	1,815
Loss from operations	(849)	(1,415)

Other income:
Interest, net	—	16
Other, net	54	140
Net loss	$(795)	(1,259)

Net loss per common share:
Basic and diluted	$(0.13)	(0.21)

Weighted average shares outstanding:
Basic and diluted	6,159	6,114

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Shareholders’ Equity and

Comprehensive Income (Loss) (Notes 7 and 8)

Years ended March 31, 2002 and 2001

(Amounts in thousands)

	Comprehensive loss			Accumulated deficit	Accumulated other comprehensive income (loss)	Net shareholders’ equity

		Common stock
		Shares	Amount
Balance at March 31, 2000		6,094	$11,088	(6,345)	(24)	4,719

Stock compensation	—	—	57	—	—	57
Common stock issued upon exercise of stock options	—	65	61	—	—	61
Comprehensive loss:
Net unrealized loss on marketable securities	$(9)	—	—	—	(9)	(9)
Net loss	(1,259)	—	—	(1,259)	—	(1,259)
Total comprehensive loss	$(1,268)

Balance at March 31, 2001		6,159	11,206	(7,604)	(33)	3,569

Comprehensive loss:
Realized loss on marketable securities	$—	—	—	—	33	33
Net loss	(795)	—	—	(795)	—	(795)
Total comprehensive loss	$(795)

Balance at March 31, 2002		6,159	$11,206	(8,399)	—	2,807

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Cash Flows

Years ended March 31, 2002 and 2001

(Amounts in thousands)

	2002	2001
Cash flows from operating activities:
Net loss	$(795)	(1,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31	25
Stock compensation	—	57
Loss on sale or impairment charge of marketable securities	37	46
(Increase) decrease in accounts receivable	73	(18)
(Increase) decrease in inventories	237	(16)
Decrease in prepaid expenses and other assets	17	8
Increase (decrease) in accounts payable	(153)	138
Increase (decrease) in accrued expenses	(37)	57
Net cash used in operating activities	(590)	(962)

Cash flows from investing activities:
Purchases of property and equipment	—	(29)
Sale of marketable securities	171	20
Net cash provided by (used in) investing activities	171	(9)

Cash flows from financing activities:
Proceeds from the exercise of stock options	—	61
Net cash provided by financing activities	—	61
Net decrease in cash and cash equivalents	(419)	(910)

Cash and cash equivalents at beginning of year	3,177	4,087
Cash and cash equivalents at end of year	$2,758	3,177

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	—
Interest	—	—

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Notes to Financial Statements

March 31, 2002 and 2001

(1)                                 Summary of Significant Accounting Policies

(a)                                 Description of Business

PerfectData Corporation (the Company) designs, assembles, and sells computer and office equipment care and maintenance products.

(b)                                 Cash Equivalents

The Company considers all highly liquid certificates of deposit with an original maturity of three months or less to be cash equivalents.

(c)                                  Marketable Securities

The Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

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

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned.

(d)                                 Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(e)                                  Financial Instruments

The carrying amounts related to cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their relatively short maturity.

(f)                                    Plant and Equipment

Plant and equipment are stated at cost.

Depreciation on plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized straight line over the shorter of the lease term or estimated useful life of the asset. The estimated useful lives are as follows:

Machinery and equipment	3 to 5 years
Furniture and fixtures	3 to 5 years
Leasehold improvements	Life of lease
Tooling	1 to 5 years

(g)                                 Revenue Recognition

The Company recognizes revenue on sales when products are shipped and the customer takes ownership and assumes risk of loss.

(h)                                 Loss per Common Share

Basic and diluted loss per common share is based on the weighted average number of shares outstanding during each of the respective periods. Diluted earnings per share includes the dilutive impact of stock options, warrants, or other equity instruments. During the years presented herein, because net losses were incurred, the impact from such common stock equivalents was antidilutive; accordingly, the common stock equivalents were excluded from the calculation.

(i)                                    Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.

(j)                                    Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Significant estimates include the allowance for doubtful accounts, inventory valuation, deferred income tax asset valuation allowances, and the estimated future operating cash flows from the Company’s long-lived assets. Considerable management judgment is necessary to estimate future operating cash flows as future cash flows are impacted by competitive and other factors that are generally out of management’s control. Accordingly, actual results could vary significantly from management’s estimates.

(k)                                 Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. The Company follows the fair value provisions of SFAS No. 123 for options or warrants issued to nonemployee consultants. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and has adopted the disclosure requirements of SFAS No. 123.

(l)                                    Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(m)                              Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS No. 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121 and, subsequently, SFAS No. 144 after its adoption.

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective April 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142. The adoption of SFAS Nos. 141 and 142 is not expected to have a material impact on the Company’s financial condition or results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on April 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial condition or results of operations.

In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on April 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB 30. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, and upon adoption, companies must reclassify prior period items which do not meet the extraordinary item classification criteria in APB 30. The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial condition or results of operations.

(2)                                 Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, and accounts receivable.

As of March 31, 2002, the Company had approximately $2,760,000 of cash and cash equivalents in three banks which exposes the Company to concentration of credit risk. The cash deposited at each bank is federally insured up to $100,000.

The Company sells its principal products to a number of customers in the retail industry. During the years ended March 31, 2002 and 2001, two customers accounted for more than 10% of net sales. These customers each accounted for 28% and 33%, and 27% and 24% in 2002 and 2001, respectively. As of March 31, 2002 and 2001, approximately 38% and 36% of recorded accounts receivable were from two wholesale/discount merchants. For the years ended March 31, 2002 and 2001, sales made to these customers amounted to $560,000 and $483,000 and $522,000 and $584,000, respectively. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions but does not generally require collateral. New customers requiring large credit accounts are required to provide letters of credit.

(3)                                 Marketable Securities

During the year ended March 31, 2002, the Company disposed of all of its available-for-sale securities, resulting in a realized loss of $37,000. Realized losses for sales of available-for-sale securities for the year ended March 31, 2001 were $46,000. Net unrealized holding losses at March 31, 2002 and 2001 were approximately $0 and $33,000, respectively.

(4)                                 Inventories

Inventories, consisting of materials, labor, and other costs, are stated at the lower of cost or market. Inventories at March 31, 2002 are summarized as follows (dollars in thousands):

Raw materials	$44
Work in process	6
Finished products	104
$154

(5)                                 Property and Equipment

Property and equipment at March 31, 2002 consist of:

Machinery and equipment	$309
Furniture and fixtures	85
Tooling	19
Leasehold improvements	155
568

Less accumulated depreciation and amortization	542
$26

(6)                                 Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate on loss from continuing operations is as follows:

	March 31
	2002	2001
Federal statutory rate	34%	34%
Increases (reductions) in taxes due to:
State income taxes (net of federal benefit)	3	3
Change in valuation allowance	(32)	(30)
Dividends-received deduction	(2)	(4)
Other	(3)	(3)
	—%	—%

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets at March 31, 2002 are summarized as follows (in thousands):

Deferred tax assets (liabilities):
Net operating losses	$2,159
Inventories	21
Accrued expenses	68
Business tax credit carryforwards	12
Other	(53)
2,207

Less valuation allowance	2,207
$—

At March 31, 2002, the Company had net operating loss (NOL) carryforwards of approximately $5,885,000 and $1,787,000 for federal income tax purposes and California income tax purposes, respectively, expiring in varying amounts through 2021. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2003 if not utilized. Additionally, the Company has general business tax credit carryforwards of approximately $12,000 which will begin to expire in 2006.

Realization of the future tax benefits of the NOL carryforwards and other deferred tax assets is dependent on the Company’s ability to generate future taxable income within the periods in which they benefit. In assessing the likelihood of utilization of existing deferred tax assets, management considered the historical results of continuing operations over the last three years and the current economic environment in which the Company operates. Management has determined that future taxable income of the Company will more likely than not be insufficient to realize the recorded net deferred tax assets of $2,207,000 and has recorded a valuation allowance of $2,207,000. During the years ended March 31, 2002, the Company increased the valuation allowance in deferred tax assets by $188,000.

(7)                                 Shareholders’ Equity

On January 20, 2000, the Company entered into certain agreements with Millennium Capital Corporation (MCC) and JDK Associates (JDK). Pursuant to the agreements, the Company sold 1,333,333 shares of its common stock to MCC, JDK, and certain of their associates and issued a warrant to purchase 1,800,000 shares of the Company’s common stock at $2.75 per share, for aggregate consideration of $3,000,000. In addition, under the agreements, MCC and JDK will provide financial advisory assistance to the Company in searching for and closing future acquisitions and financings for which they will receive an advisory fee of 5% of the estimated purchase price for a future acquisition or for additional capital raised in support of future acquisitions. The term of this agreement is five years.

Because of the significance of these agreements, the Company was required to obtain, and they did obtain on March 31, 2000, shareholder approval. Immediately thereafter, the warrant holders exercised warrants to purchase 1,780,000 shares of common stock using a cashless exercise provision, resulting in the issuance on March 31, 2000 of 1,515,406 shares of common stock. Accordingly, on March 31, 2000, 2,848,739 shares were issued for an aggregate consideration of $3,000,000.

For financial reporting purposes, the Company has accounted for these transactions as an increase in common stock for $3,000,000, recorded net of the applicable costs. The future 5% consulting fees will be accounted for if and when occurred.

The remaining warrants to purchase 20,000 shares of common stock at $2.75 per share are outstanding at March 31, 2002.

The articles of incorporation authorize a class of preferred stock issuable in classes and series with such designations, voting rights, redemption provisions, dividend rates, liquidation, and conversion rights and other preferences and limitations as may be determined by the board of directors. No preferred stock was outstanding at March 31, 2002.

(8)                                 Stock Option and Bonus Plans

1985 Stock Option Plan

During November 1985, the Company adopted the 1985 stock option plan to grant incentive and nonqualified stock options to officers and key employees of the Company for the purchase of up to 500,000 shares of the Company’s common stock. Under the Plan, options were granted at prices equal to or greater than fair market value at date of grant. The shares, subject to various limitations, are exercisable over terms not to exceed ten years. No options were granted during the three years ended March 31, 2002. A total of 377,750 options were exercised through March 31, 2002, with 11,500 options left outstanding. The 1985 plan has expired; therefore, no additional options can be issued under its terms.

Activity under the Plan is summarized as follows:

	Number of shares	Option price per share (average)	Aggregate
Options outstanding at March 31, 2000	76,500	$0.9923	75,908

Options exercised	(65,000)	0.9375	(60,938)

Options outstanding at March 31, 2001	11,500	1.3017	14,970

Options exercised	—	—	—

Options outstanding at March 31, 2002	11,500		$14,970

On April 28, 1999, the board of directors authorized the issuances of options or warrants to purchase up to an aggregate of 100,000 shares of common stock to directors, employees, or consultants. The options or warrants were to be sold to the grantee at $0.05 per share, to have an exercise price of $1.56 per share and to have a three-year term from the respective date of grant. Activity for these options and warrants is summarized as follows:

	Shares	Price	Weighted average option price
Outstanding at March 31, 2000	8,000	$1.56	1.56

Issued	5,000	1.56	1.56

Exercised	—	—	—

Warrants outstanding at March 31, 2001	13,000	1.56	1.56

Issued	—	—	—

Exercised	—	—	—

Warrants outstanding at March 31, 2002	13,000		1.56

The Company issued an option to purchase 5,000 shares of common stock to a former employee during the year ended March 31, 2001. Stock compensation expense of $12,000 was determined using the Black-Scholes pricing model, assuming a risk-free interest rate of 5.90%, a three-year term, 100% volatility, and $0 expected dividend rate.

In addition, the board of directors authorized and the Company issued an option to purchase 20,000 shares of common stock to a consultant during the year ended March 31, 2001. Stock compensation expense of $25,000 was determined using the Black-Scholes pricing model, assuming a risk-free interest rate of 6.13%, a three-year term, 100% volatility, and $0 expected dividend rate.

2000 Stock Option Plan

On May 22, 2000, the Company’s board of directors adopted the Stock Option Plan of 2000 of PerfectData Corporation (the Plan) which provides for the granting of options to directors, officers, employees, and consultants of the Company. The Company’s board of directors reserved 1,000,000 shares of common stock under the Plan. On September 7, 2000, the Company’s board of directors amended the Plan to reserve an additional 1,000,000 shares of common stock. On October 19, 2000, the shareholders of the Company approved the Plan and ratified options previously granted.

Options granted under the Plan shall be at a price no less than the fair market value of the common stock on the date of grant or in the case of nonqualified stock options at a price equal to or greater than 85% of the fair market value on the date of grant. Options issued under the Plan are exercisable at various times as determined by the board of directors or its designee.

On March 31, 2000, an option to purchase 25,000 shares of common stock at $18.50 per share was granted to each of the five directors. In addition, an option to purchase 25,000 shares of common stock at $18.50 per share was granted to a member of the Advisory Board. On May 22, 2000, an option to purchase 25,000 shares of common stock at $4.13 per share was granted to each of the two other members of the Advisory Board. On September 7, 2000, an option to purchase 25,000 shares of common stock at $4.63 per share was granted to each of the five directors. In addition, an option to purchase 25,000 shares at $4.63 per share was granted to the first member of the Advisory Board. All option grants were subject to the approval of the Plan. All option prices were equal to the fair market value at the time of grant. The fair market value of the stock on the date shareholder approval was obtained was below the option price in all cases. All of the options described were to become exercisable in three substantially equal installments, commencing with the first anniversary of the respective date of grant.

On October 31, 2001, the Company granted options to purchase 10,000 shares of common stock at $3.43 per share to five of its employees. The option price was equal to the fair market value at the time of grant. All of the options described were to become exercisable in four substantially equal installments, commencing with the first anniversary of the respective date of grant.

Effective May 31, 2001, the Company dissolved the Advisory Board. All options held by Advisory Board members were to be exercised within 60 days. No Advisory Board member exercised his option by July 31, 2001. Therefore, options to purchase 100,000 shares of common stock were canceled as of March 31, 2002.

Activity under the Plan is summarized as follows:

	Number of shares	Option price per share (average)	Weighted average option price
Options outstanding at March 31, 2001	350,000	$4.13-18.50	10.50

Options granted	10,000	3.43	3.43

Options canceled	(100,000)	4.13-18.50	7.84

Options exercised	—	—	—

Options outstanding at March 31, 2002	260,000	3.43-18.50	11.25

Stock compensation expense of $20,000 related to common stock options issued to consultants has been recognized in the Company’s financial statements for the year ended March 31, 2001. Stock compensation expense was determined using the Black-Scholes pricing model, assuming a risk-free interest rate of 4.93%, a ten-year term, 100% volatility, and $0 expected dividend rate.

As of March 31, 2002, options that were exercisable to purchase common stock totaled 125,000, at a weighted average exercise price of $13.87. As of March 31, 2002, 1,740,000 shares were available for future grants.

The weighted average remaining contractual life of all outstanding options was approximately 8.5 years as of March 31, 2002. The weighted average grant date fair value of all outstanding options was $0.76 at March 31, 2002.

The Company applies APB Option No. 25 in accounting for its employees and director stock option plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below. The fair value of these options was estimated at the date of grant using a Black-Scholes pricing model, assuming a risk-free interest rate of 5.9-6.05%, a ten-year term, 100% volatility, and $0 expected dividend rate.

	March 31
	2002	2001
	(000s, except per share amounts)
Net loss:
As reported	$(795)	(1,259)
Pro forma	(837)	(1,313)
Basic and diluted net loss per common share:
As reported	(0.13)	(0.21)
Pro forma	(0.14)	(0.21)

(9)                                 Commitments and Contingencies

The Company leases its facility under a noncancelable operating lease that expires June 20, 2003. In the current year, the Company entered into a sublease agreement of certain warehouse space in its facility that expires June 20, 2003.

Rental expense, net of sublease income, was $103,000 and $116,000 for the years ended March 31, 2002 and 2001, respectively.

Minimum annual rental commitments, net of sublease income of $36,000 and $9,000 for 2003 and 2004 respectively, under operating leases are summarized as follows (in thousands):

2003	$113
2004	28
$141

The Company is involved in certain legal actions resulting from the ordinary course of business. The Company believes the ultimate outcome of the legal actions in the aggregate will not materially affect the financial position, results of operations, or liquidity of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFECTDATA CORPORATION

By: /s/	Irene J. Marino
Irene J. Marino, Authorized Officer and
Principal Financial and Accounting Officer

Date:  June 17, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 17, 2002.

Signature		Title

/s/	Harris A. Shapiro	Chief Executive Officer,
	Harris A. Shapiro	Chairman of the Board and Director
(Principal Executive Officer)

/s/	Irene J. Marino	V.P. Finance, Chief Financial Officer
	Irene J. Marino	and Corporate Secretary (Principal
Financial and Accounting Officer)

/s/	Bryan Maizlish	Director
Bryan Maizlish

/s/	Timothy D. Morgan	Director
Timothy D. Morgan

/s/	Tracie Savage	Director
Tracie Savage

/s/	Corey P. Schlossmann	Director
Corey P. Schlossmann

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation as amended to date (1)

3.2	Bylaws as amended to date (2)

10.1	1985 Employee Stock Option Plan (3)

10.2	Form of Incentive Stock Option Agreement (3)

10.3	Form of Non-Qualified Stock Option Agreement (3)

10.4	Form of Representative Agreement between the Company and its Representatives (4)

10.5	Form of Standard Exclusive Distributor Agreement between the Company and its Distributors (4)

10.6	Standard Industrial Lease dated August 26, 1991, between Wayne Mertes, Mamie Mertes, Mike Butler and Sarah Butler, as lessor, and the Company, as lessee (5)

10.7	License Agreement between the Company and Arthur D. Little Enterprises, Inc. (6)

10.8	Stock Purchase Agreement dated January 20, 2000 by and among the Company, Millennium, JDK and other Buyers (7)

10.9	Letter Agreement dated January 20, 2000 (“Consulting Agreement”) by and among the Company, Millennium and JDK (8)

10.10	Stock Option Plan of 2000 of the Company (2)

10.11	Forms of Stock Option Agreements (9)

10.12	Consulting Agreement dated August 29, 2000 by and between the Company and Terry J. Baker (10)

10.13	Employment Agreement dated September 1, 2000 by and between the Company and Harris Shapiro (10)

10.14	Letter Agreement dated October 25, 2000 by and among the Company, Alexei Afanasiev and Business Solutions Group, Inc. (10)

10.15	License Agreement dated October 27, 2000 by and between the Company and Alexei Afanasiev (10)

10.16	Letter Agreement, Security Agreement and Promissory Note each dated October 27, 2000 and each by and between the Company and Business Solutions Group, Inc. (10)

10.17	Stock Option Agreement dated November 27, 2000 by and between the Company and Terry J. Baker (10)

10.18	Sales Agent Agreement dated March 1, 2001 by and between the Company and Terry J. Baker (10)

23	Consent of Independent Auditors (11)

(1)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 1990.

(2)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2000.

(3)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 1985.

(4)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 1987.

(5)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 1992.

(6)                                  Incorporated by reference to the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 1994.

(7)                                  Incorporated by reference to the Company’s definitive Proxy Statement dated March 10, 2000 filed on March 14, 2000.

(8)                                  Incorporated by reference to the Company’s Form 8-K dated March 31, 2000 filed April 14, 2000.

(9)                                  The four forms of stock option agreements used under the Stock Option Plan of 2000 are filed as Exhibits 4(d)(1) to 4(d)(4), both inclusive, to the Company’s Registration Statement on Form S-8, File No. 333-51774, and are incorporated herein by this reference.

(10)                            Incorporated by reference to the Company’s Annual Report on Form 10-K for its fiscal year ended
March 31, 2001.

(11)                            Filed herewith.

PerfectData Corporation

Annual Report on Form 10-KSB

for

Fiscal Year Ended March 31, 2002

Commission File No. 0-12817

Index to Exhibits Filed with Report

Exhibit Number	Exhibit	Page
23	Consent of Independent Auditors	E-2

E-1