Form 10QSB
period 2002-06-30
PERFECTDATA CORP
filed 2002-08-14
CIK 719662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

Yes ☒    No ☐

As of July 31, 2002, there were 6,159,530 shares of Common Stock outstanding.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statement

PERFECTDATA CORPORATION

Balance Sheet

(Unaudited)

(Dollars in thousands)

June 30 2002
Assets
Current assets:
Cash and cash equivalents	$2,715
Accounts receivable, less allowance for doubtful receivables	188
Inventories	139
Prepaid expenses and other current assets	75

Total current assets	3,117

Property, plant and equipment, at cost, net	21
$3,138

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$297
Accrued salaries, wages and vacation	40
Other accrued expenses	114

Total current liabilities	451

Shareholders’ equity:
Preferred Stock. Authorized 2,000,000 shares; none issued	—
Common Stock, no par value. Authorized 10,000,000 shares; issued and outstanding 6,159,530 shares	11,206
Accumulated deficit	(8,519)

Net shareholders’ equity	2,687
$3,138

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,
	2002	2001

Net sales	$564	$360

Cost of goods sold	365	264

Gross profit	199	96

Selling, general and administrative expenses	331	336

Loss from operations	(132)	(240)

Other income (expense):
Other, net	12	(8)
Net loss	(120)	(248)

Other comprehensive income (loss):

Unrealized gain on marketable securities	—	33

Comprehensive loss	$(120)	$(215)

Net loss per common share - basic and diluted	$(.02)	$(.04)

Weighted average shares outstanding - basic and diluted	6,159	6,159

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Month Period Ended June 30,
	2002	2001
Cash Flows from operating activities:
Net loss	$(120)	$(248)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	9
Loss on sale of marketable securities	—	43
(Increase) decrease in accounts receivable	(10)	131
Decrease in inventories	15	59
Increase in prepaid expenses and other assets	(20)	(5)
Increase (decrease) in accounts payable	90	(148)
Decrease in accrued expenses	(3)	(53)

Net cash used in operating activities	(43)	(212)

Cash flows from investing activities:
Sale of marketable securities	—	163

Net cash provided by investing activities	—	163

Decrease in cash and cash equivalents	(43)	(49)
Cash and cash equivalents at beginning of period	2,758	3,177

Cash and cash equivalents at end of period	$2,715	$3,128

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Notes to Financial Statements

1.            All adjustments included in the financial statements in this Report are of a normal recurring nature and are necessary to present fairly the Company’s financial position as of June 30, 2002 and the results of its operations and cash flows for the three months ended June 30, 2002 and 2001.  Results of operations for the interim periods are not necessarily indicative of results of operations for a full year due to external factors that are beyond the control of the Company.  This Report should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002 (“Annual Report 2002”).

2.            Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories are summarized as follows (in thousands):

June 30, 2002
(unaudited)

Raw materials	$58
Work in process	1
Finished products	80

$139

3.            Property and Equipment

Property and equipment consist of (in thousands):

June 30, 2002
(unaudited)

Machinery and equipment	$309
Furniture and fixtures	85
Tooling	3
Leasehold improvements	155
552
Less accumulated depreciation and amortization	(531)

$21

4.            Income taxes

At June 30, 2002, the Company had net operating loss (NOL) carryforwards of approximately $4,718,967 for federal income tax purposes expiring in varying amounts through 2020.  The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2003 if not utilized.  Additionally, the Company has general business tax credit carryforwards of $12,000 which will begin to expire in 2006.

SFAS 109 requires that the tax benefit of such NOLs and other deferred tax assets be recorded as an asset using current tax rates to the extent management assesses the utilization of such NOLs and other assets to be more likely than not.  Management has determined that future taxable income of the Company will likely not be sufficient to realize the recorded deferred tax asset of $1,797,631.  As such, the Company has recorded a valuation allowance of $1,797,631.

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

Results of Operations

Net sales for the first fiscal quarter ended June 30, 2002 (“current quarter”) increased $204,000, or 57%, to $564,000 from net sales of $360,000 in the year-earlier period.  The increased sales were a result of an increase in business with the Company’s existing customers, primarily related to one of its major accounts whose business with the Federal Government has grown.

Gross Margin improved from 27% to 35% in the current quarter primarily due to a reduction in labor costs.

Selling, General and Administrative Expenses (“Expenses”) for the current quarter were $331,000 as compared to $336,000 in the year-earlier period.  Management continues to closely monitor expenditures in an effort to reduce Expenses and minimize its losses.

Other Income for the current quarter was primarily dividend income of $12,000 as compared to a loss on securities of $43,000 net of dividend income of $34,000 in the year-earlier period.

The decreased net loss in the current quarter directly relates to the increase in sales as described above.  The Board believes that profitability will not be obtained absent the acquisition of a new business or businesses and/or new products.  The Company is currently pursuing both alternatives.  However, there can be no assurance as to when such pursuits will be successful or as to when profitability will be achieved, if at all.

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased $43,000 from $2,758,000 at March 31, 2002 to $2,715,000 at June 30, 2002.  The decrease in cash during the current three-month period resulted from cash used in operating activities of $43,000, which was primarily the result of the net loss of $120,000, as well as an increase in prepaid expenses partially offset by an increase in accounts payable.

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

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS No. 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations.  SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill.  SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121 and, subsequently, SFAS No. 144 after it’s adoption.

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 as of April 1, 2002.  Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2002, but before SFAS No. 142 is adopted in full, are not amortized.  Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.  The adoption of SFAS Nos. 141 and 142 did not have a material impact on the Company’s financial condition or results of operations.

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

In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  The Company adopted SFAS No. 144 on April 1, 2002.  The adoption of SFAS No. 144 did not have a material impact on the Company’s financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30, Reporting the Results of Operation – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB 30.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, and upon adoption, companies must reclassify prior period items which do not meet the extraordinary item classification criteria in APB 30.  Management has not yet determined the impact on the Company, if any, of the adoption of SFAS No. 145.

On July 30, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  It requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework.  SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier adoption encouraged.  The Company does not expect that the adoption of SFAS 146 will have a material impact on its financial position or results from operations.

Forward-Looking and Cautionary Statements

With the exception of historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements that involve risks and uncertainties.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying information that is forward-looking and, accordingly, involves risks and uncertainties, including, without limitation, statements regarding the Company’s future financial performance, the results or success of discussions with other entities on mergers, acquisitions, or alliance possibilities and expansion of the Company’s current product offerings.  Other risks are discussed in the Annual Report 2002.  As a result, actual results may differ materially from those described in the forward-looking statement.  The Company cautions that the foregoing list of important factors is not exclusive.  The Company does not undertake to update any forward-looking statement in this Report.

PART II.                OTHER INFORMATION

Item 4.                    Submission of Matters to a Vote of Security Holders

An annual meeting of shareholders for the fiscal year ended March 31, 2001 was held on April 25, 2002.

Harris A. Shapiro, Bryan Maizlish, Timothy D. Morgan, Tracie Savage and Corey P. Schlossmann were elected at the meeting to serve as directors until the next annual meeting of shareholders and until their successors are elected and qualify.

The appointment of KPMG LLP as independent accountants of the Company was ratified with 4,513,133 affirmative votes, 499,550 negative votes and 6,195 votes abstaining.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFECTDATA CORPORATION

		By:	/s/ Irene J. Marino
Irene J. Marino
Authorized Officer and Principal Financial
and Accounting Officer

Date:	August 9, 2002

OFFICER CERTIFICATION

The undersigned officers do hereby certify that the accompanying Form 10-QSB for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the accompanying Form 10-QSB for the period ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of PerfectData Corporation.

/s/	Harris A. Shapiro	/s/	Irene J. Marino
	Harris A. Shapiro		Irene J. Marino
	Chief Executive Officer		Chief Financial Officer
	PERFECTDATA CORPORATION		PERFECTDATA CORPORATION