Form 10QSB
period 2002-09-30
PERFECTDATA CORP
filed 2002-11-14
CIK 719662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Yes   ☒        No   ☐

As of November 8, 2002, there were 6,159,530 shares of Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

PERFECTDATA CORPORATION

Balance Sheet

(Unaudited)

(Dollars in thousands)

September 30, 2002
Assets
Current assets:
Cash and cash equivalents	$2,592
Accounts receivable, less allowance for doubtful receivables	217
Inventories	138
Prepaid expenses and other current assets	66

Total current assets	3,013

Property, plant and equipment, at cost, net	16
$3,029

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$431
Accrued salaries, wages and vacation	38
Other accrued expenses	120

Total current liabilities	589

Shareholders’ equity:
Preferred Stock. Authorized 2,000,000 shares; none issued	—
Common Stock, no par value. Authorized 10,000,000 shares; issued and outstanding 6,159,530 shares	11,206
Accumulated deficit	(8,766)

Net shareholders’ equity	2,440
$3,029

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001

Net sales	$490	$516	$1,054	$876

Cost of goods sold	322	408	687	672

Gross profit	168	108	367	204

Selling, general and administrative expenses	425	310	756	646

Loss from operations	(257)	(202)	(389)	(442)

Other income (expense):
Other, net	10	27	22	19
Net loss	(247)	(175)	(367)	(423)

Other comprehensive income (loss):

Unrealized gain on marketable securities	—	—	—	33

Comprehensive loss	$(247)	$(175)	$(367)	$(390)

Net loss per common share - basic and diluted	$(.04)	$(.03)	$(.06)	$(.07)

Weighted average shares outstanding - basic and diluted	6,159	6,159	6,159	6,159

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six-Month Period Ended September 30,
	2002	2001

Cash Flows from operating activities:
Net loss	$(367)	$(423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10	19
Loss on sale of marketable securities	—	43
(Increase) decrease in accounts receivable	(39)	50
Decrease in inventories	16	194
Increase in prepaid expenses and other assets	(11)	(5)
Increase (decrease) in accounts payable	224	(169)
Increase (decrease) in accrued expenses	1	(33)

Net cash used in operating activities	(166)	(324)

Cash flows from investing activities:
Sale of marketable securities	—	163

Net cash provided by investing activities	—	163

Decrease in cash and cash equivalents	(166)	(161)
Cash and cash equivalents at beginning of period	2,758	3,177

Cash and cash equivalents at end of period	$2,592	$3,016

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Notes to Financial Statements

1.        All adjustments included in the financial statements in this Report are of a normal recurring nature and are necessary to present fairly the Company’s financial position as of September 30, 2002 and the results of its operations and cash flows for the six months ended September 30, 2002 and 2001.  Results of operations for the interim periods are not necessarily indicative of results of operations for a full year due to external factors that are beyond the control of the Company.  This Report should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002 (“Annual Report 2002”).

2.        Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories are summarized as follows (in thousands):

September 30, 2002
(unaudited)

Raw materials	$101
Work in process	1
Finished products	36

$138

3.        Property and Equipment

Property and equipment consist of (in thousands):

September 30, 2002
(unaudited)

Machinery and equipment	$309
Furniture and fixtures	85
Tooling	3
Leasehold improvements	155
552
Less accumulated depreciation and amortization	(536)

$16

4.        Income taxes

At September 30, 2002, the Company had net operating loss (NOL) carryforwards of approximately $4,949,000 for federal income tax purposes expiring in varying amounts through 2020.  The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2003 if not utilized.  Additionally, the Company has general business tax credit carryforwards of $12,000 which will begin to expire in 2006.

SFAS 109 requires that the tax benefit of such NOLs and other deferred tax assets be recorded as an asset using current tax rates to the extent management assesses the utilization of such NOLs and other assets to be more likely than not.  Management has determined that future taxable income of the Company will likely not be sufficient to realize the recorded deferred tax asset of $1,887,351.  As such, the Company has recorded a valuation allowance of $1,887,351.

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

Results of Operations

Net sales for the second fiscal quarter ended September 30, 2002 (“current quarter”) were $490,000, a decrease of $26,000, or 5%, from net sales of $516,000 in the year-earlier period.  Net sales for the six months ended September 30, 2002 (“current six-month period”) were $1,054,000, an increase of $178,000, or 20%, from net sales of $876,000 in the year-earlier period.  The decrease in the current quarter was a continuation of the trend of recent years in the Company of declining sales, which decline management believes was due to the condition of the general economy and the slowdown being experienced in the computer and office products industries, rather than being due to competitive conditions or that the Company lost customers.  This trend has been disrupted occasionally, as, for example, in the first quarter ended June 30, 2002, when a particular customer’s orders resulted in increased rather than decreased sales for the quarter. Accordingly, the increased sales in the current six-month period were a result of this increase in sales volume with the Company’s existing customers in the first quarter.

Cost of Goods Sold (“Costs”) as a percentage of net sales for the current quarter and current six-month period were 66% and 65%, respectively, as compared to 79% and 77%, respectively, in the year-earlier periods.  The decrease in Costs related to a reduction in labor expenses as well as the absence of inventory write-downs.  Included in the year-earlier periods were write-downs of certain inventories, aggregating $48,000, which were made for products the Company was deeply discounting or discontinuing.

Selling, General and Administrative Expenses (“Expenses”) for the current quarter were $425,000 as compared to $310,000 in the year-earlier period.  Expenses for the current six-month period were $756,000 as compared to $646,000 in the year-earlier period.  The increase in Expenses directly relates to costs associated with the Company’s efforts to find a suitable merger candidate.  These costs, which included legal fees, amongst others, and which related to a specific transaction with a specific merger candidate, aggregated approximately $115,000.  See the third succeeding paragraph.

Other Income for the current quarter was primarily dividend income of $12,000, as compared to dividend income of $28,000 in the year-earlier period.  Other Income for the current six-month period was primarily dividend income of $24,000, as compared to dividend income of $62,000 net of a loss on securities of $43,000 in the year-earlier period.

The increased net loss for the current quarter directly relates to the decrease in sales and the increase in Expenses, both as described above.  The decreased net loss for the current six-month period directly relates to the increased sales, as described above.

The Board believes that profitability will not be obtained absent the acquisition of a new business or businesses and/or new products.  During the current quarter, the Company had been negotiating a possible transaction with a privately-held corporation.  However, the subject company made a decision to enter into an agreement with another very large public company instead.  The Board has resumed its search for a suitable acquisition candidate.  However, there can be no assurance as to when such pursuits will be successful or as to when profitability will be achieved, if at all.

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased $166,000 from $2,758,000 at March 31, 2002 to $2,592,000 at September 30, 2002.  The decrease in cash during the current six-month period resulted from cash used in operating activities of $166,000, which was primarily the result of the net loss of $367,000, partially offset by an increase in accounts payable.

As a result of the continuing negative cash flows from operations, the Company is dependent on the invested proceeds from its March 2000 private placement in order to meet its payable requirements.  Long term, the Company must seek a new line of business, whether through acquisition or otherwise.

The Company believes that, as a result of the cash described in the preceding paragraph, its working capital is adequate to fund the Company’s operations and its requirements for the fiscal year ending March 31, 2003.  Although, as stated, no additional cash will be required, in management’s opinion, for liquidity purposes, because the Company’s shareholders’ equity as of September 30, 2002 is below $2,500,000 (i.e., it is $2,440,000) and because the Company does not meet the alternative criteria of having market capitalization of at least $35,000,000 and net income during the past three years, the Company would not be in compliance with one of the criteria for continued listing of the Common Stock on The Nasdaq SmallCap Market (“Nasdaq”).  Accordingly, the Board may seek to sell shares of the Common Stock and/or other equity securities in order to meet the shareholders’ equity requirement.  There can be, of course, no assurance that any such sale will be effected at an acceptable sales price.  In addition, the Company must demonstrate, not later than May 5, 2003, that the bid price for the Common Stock has been $1.00 or more for ten consecutive trading days in order to meet another maintenance requirement for the Common Stock to remain on Nasdaq.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143).  SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets.  The Company also will be obligated to record a corresponding asset which is depreciated over the life of the asset.  Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.  The Company is required to adopt SFAS No. 143 on April 1, 2003.  Management has not yet determined the impact on the Company, if any, of the adoption of SFAS No. 143.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is to be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  Assets to be disposed of are to be reported at the lower of the carrying amount or fair value less costs to sell.  The Company adopted SFAS No. 144 on April 1, 2002.  The adoption of SFAS No. 144 did not have a material impact on the Company’s financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which requires that the extinguishment of debt not be considered an extraordinary item under APB Opinion No. 30, Reporting the Results of Operation – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB 30.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and, upon adoption, companies must reclassify prior period items which do not meet the extraordinary item classification criteria in APB 30.  Management has not yet determined the impact on the Company, if any, of its adoption of SFAS No. 145.

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

Item 3.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has a CEO and a CFO/CAO, constituting all of management, and seven employees to conduct operations.  Within the 90 days preceding the filing of this Report, the CEO and CFO/CAO performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Because of its small size and limited number of personnel, the Company does not currently have elaborate written procedures, nor does management believe that such elaborate written procedures are currently necessary to ensure accurate reporting in the Company’s periodic reports.  The Audit Committee and management will review this requirement should the Company’s operations expand, as to which expansion there can be no assurance.  In making their evaluation, the CEO and CFO/CAO consulted with the Company’s outside counsel.  Based on that evaluation, the two officers concluded that the Company’s disclosure controls and procedures were adequate and effective, as of September 30, 2002, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Report was being prepared.  Their evaluation was reported to the Chairman of the Audit Committee in connection with his review, acting on behalf of the Audit Committee as permitted by the Audit Committee Charter, of this Report prior to its filing.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls since the date of their evaluation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFECTDATA CORPORATION

	By:	/s/ Irene J. Marino
Irene J. Marino
Authorized Officer and Principal Financial and Accounting Officer

Date: November 8, 2002

CERTIFICATIONS

I, Harris A. Shapiro, certify that:

1.        I have reviewed this quarterly report on Form 10-QSB of Perfect Data Corporation;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Harris A. Shapiro
Harris A. Shapiro
Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, Irene J. Marino, certify that:

1.        I have reviewed this quarterly report on Form 10-QSB of Perfect Data Corporation;

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Irene J. Marino
Irene J. Marino
Vice President, Finance, Chief Financial Officer and Chief Accounting Officer

We, Harris A. Shapiro and Irene J. Marino, do hereby certify that:

1.        This quarterly report of PerfectData Corporation containing the financial statements for the quarters ended September 30, 2002 and 2001 fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

2.        The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of PerfectData Corporation.

Date: November 8, 2002

/s/ Harris A. Shapiro
Harris A. Shapiro
Chairman of the Board and Chief Executive Officer

/s/ Irene J. Marino
Irene J. Marino
Vice President, Finance, Chief Financial Officer and Chief Accounting Officer