Form 10QSB
period 2002-12-31
PERFECTDATA CORP
filed 2003-02-14
CIK 719662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

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

Yes   ☒    No   ☐

As of February 7, 2003, there were 6,159,530 shares of Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

PERFECTDATA CORPORATION

Balance Sheet

(Unaudited)

(Dollars in thousands)

December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$2,256
Accounts receivable, less allowance for doubtful receivables	242
Inventories	168
Prepaid expenses and other current assets	57

Total current assets	2,723

Property, plant and equipment, at cost, net	11
$2,734

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$257
Accrued salaries, wages and vacation	34
Other accrued expenses	130

Total current liabilities	421

Shareholders' equity:
Preferred Stock. Authorized 2,000,000 shares; none issued	—
Common Stock, no par value. Authorized 10,000,000 shares; issued and outstanding 6,159,530 shares	11,206
Accumulated deficit	(8,893)

Net shareholders' equity	2,313
$2,734

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001

Net sales	$500	$389	$1,554	$1,265

Cost of goods sold	326	273	1,013	945

Gross profit	174	116	541	320

Selling, general and administrative expenses	310	293	1,066	939

Loss from operations	(136)	(177)	(525)	(619)

Other income:
Other, net	9	18	31	37
Net loss	(127)	(159)	(494)	(582)

Other comprehensive income (loss):

Unrealized gain on marketable securities	—	—	—	33

Comprehensive loss	$(127)	$(159)	$(494)	$(549)

Net loss per common share - basic and diluted	$(.02)	$(.02)	$(.08)	$(.09)

Weighted average shares outstanding - basic and diluted	6,159	6,159	6,159	6,159

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine-Month Period Ended December 31,
	2002	2001

Cash Flows from operating activities:
Net loss	$(494)	$(582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	26
Loss on sale of marketable securities	—	43
(Increase) decrease in accounts receivable	(64)	124
(Increase) decrease in inventories	(14)	154
Increase in prepaid expenses and other assets	(2)	(120)
Increase (decrease) in accounts payable	50	(50)
Increase (decrease) in accrued expenses	7	(29)

Net cash used in operating activities	(502)	(434)

Cash flows from investing activities:
Sale of marketable securities	—	166

Net cash provided by investing activities	—	166

Decrease in cash and cash equivalents	(502)	(268)
Cash and cash equivalents at beginning of period	2,758	3,177

Cash and cash equivalents at end of period	$2,256	$2,909

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Notes to Financial Statements

1.             All adjustments included in the financial statements in this Report are of a normal recurring nature and are necessary to present fairly the Company’s financial position as of December 31, 2002 and the results of its operations and cash flows for the nine months ended December 31, 2002 and 2001.  Results of operations for the interim periods are not necessarily indicative of results of operations for a full year due to external factors that are beyond the control of the Company.  This Report should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002 (“Annual Report 2002”).

2.             Inventories

                Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories are summarized as follows (in thousands):

December 31, 2002
(unaudited)

Raw materials	$89
Work in process	1
Finished products	78

$168

3.             Property and Equipment

                                                Property and equipment consist of (in thousands):

December 31, 2002
(unaudited)

Machinery and equipment	$309
Furniture and fixtures	85
Tooling	3
Leasehold improvements	155
552
Less accumulated depreciation and amortization	(541)

$11

4.             Income taxes

                At December 31, 2002, the Company had net operating loss (NOL) carryforwards of approximately $5,103,403 for federal income tax purposes expiring in varying amounts through 2020.  The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2003 if not utilized.  Additionally, the Company has general business tax credit carryforwards of $12,000 which will begin to expire in 2006.

                SFAS 109 requires that the tax benefit of such NOLs and other deferred tax assets be recorded as an asset using current tax rates to the extent management assesses the utilization of such NOLs and other assets to be more likely than not.  Management has determined that future taxable income of the Company will likely not be sufficient to realize the recorded deferred tax asset of $1,945,601.  As such, the Company has recorded a valuation allowance of $1,945,601.

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

6.                                       Delisting

                On November 25, 2002, the Staff of The Nasdaq Stock Market, Inc. (“Nasdaq”) notified the Company that it did not comply with Nasdaq’s minimum maintenance requirement of having at least (a) $2,500,000 in stockholders’ equity or (b) $35,000,000 of market value of listed securities or (c) $500,000 in net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.   On December 23, 2002, based on the Company’s response, the Staff of Nasdaq notified the Company that, if the Company consummated a $600,000 private placement of equity by no later than January 31, 2003 and filed in this Report a pro forma balance sheet indicating that the Company had a shareholders’ equity in excess of $2,500,000, Nasdaq would deem the Company to comply again with the Stockholders’ Equity Rule.  Accordingly, the Common Stock could continue to trade on the Nasdaq System.

                The Company was not able, by either January 31, 2003 or the date of this Report, to consummate an offering of its securities in an amount sufficient to increase its shareholders’ equity as of December 31, 2003 ($2,313,000) to meet the Nasdaq minimum maintenance requirement of $2,500,000.  Accordingly, the Company expects that the Nasdaq Staff may seek to delist the Common Stock.  Should the Nasdaq Staff so act, the Company intends to appeal the Staff’s delisting determination to a Listing Qualifications Panel.  However, there can be no assurance that any such appeal will be successful.  See also Item 5 of Part II of this Report for additional information.

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

Results of Operations

                Net sales for the third fiscal quarter ended December 31, 2002 (“current quarter”) increased $111,000, or 29%, to $500,000 from net sales of $389,000 in the year-earlier period. Net sales for the nine months ended December 31, 2002 (“current nine-month period”) increased $289,000, or 23%, to $1,554,000 from $1,265,000 in the year-earlier period,  The increased sales in the current quarter and current nine-month period were a result of an increase in sales volume with the Company’s existing customers.

                Cost of Goods Sold (“Costs”) as a percentage of net sales for the current quarter and current nine-month period was 65% in each respective period, as compared to 70% and 75%, respectively, in the year-earlier periods.  The decrease in Costs related to a reduction in labor expenses as well as the absence of inventory write-downs.  Included in the year-earlier period were write-downs of certain inventories, aggregating $55,000, which were made for products the Company was deeply discounting or discontinuing.

                Selling, General and Administrative Expenses (“Expenses”) for the current quarter were $310,000 as compared to $293,000 in the year-earlier period.  Expenses for the current nine-month period were $1,066,000 as compared to $939,000 in the year-earlier period.  The increase in Expenses in the current quarter primarily relates to costs associated with the Company’s Annual Shareholders Meeting for the fiscal year ended March 31, 2002, which was held on December 6, 2002.  The increase in Expenses in the current nine-month period primarily relates to costs associated with the Company’s efforts to find a suitable merger candidate.  These costs, which included legal fees, amongst others, and which related to a specific transaction with a specific merger candidate, aggregated approximately $115,000.  See the third succeeding paragraph.

                Other Income for the current quarter was primarily dividend income of $9,000, as compared to dividend income of $18,000 in the year-earlier period.  Other Income for the current nine-month period was primarily dividend income of $33,000, as compared to dividend income of $80,000 net of a loss on securities of $43,000 in the year-earlier period.

                The decreased net loss for the current quarter and current nine-month period directly related to the increased sales, as described above.

                The Board believes that profitability will not be obtained absent the acquisition of a new business or businesses and/or new products.  During the second fiscal quarter ended September 30, 2002, the Company had been negotiating a possible transaction with a privately-held corporation.  However, the subject company made a decision to enter into an agreement with another very large public company instead.  The Board immediately resumed its search for a suitable acquisition candidate.  However, there can be no assurance as to when such pursuits will be successful or as to when profitability will be achieved, if at all.

Liquidity and Capital Resources

                The Company’s cash and cash equivalents decreased $502,000 from $2,758,000 at March 31, 2002 to $2,256,000 at December 31, 2002.  The decrease in cash during the current nine-month period resulted from cash used in operating activities of $502,000, which was primarily the result of the net loss of $494,000 as well as an increase in accounts receivable, partially offset by an increase in accounts payable.

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

Item 3.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has a CEO and a CFO/CAO, constituting all of management, and seven employees to conduct operations.  Within the 90 days preceding the filing of this Report, the CEO and CFO/CAO performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Because of its small size and limited number of personnel, the Company does not currently have elaborate written procedures, nor does management believe that such elaborate written procedures are currently necessary to ensure accurate reporting in the Company’s periodic reports.  The Audit Committee and management will review this requirement should the Company’s operations expand, as to which expansion there can be no assurance.  In making their evaluation, the CEO and CFO/CAO consulted with the Company’s outside counsel.  Based on that evaluation, the two officers concluded that the Company’s disclosure controls and procedures were adequate and effective, as of December 31, 2002, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Report was being prepared.  Their evaluation was reported to the Chairman of the Audit Committee in connection with his review, acting on behalf of the Audit Committee as permitted by the Audit Committee Charter, of this Report prior to its filing.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls since the date of their evaluation.

PART II.                OTHER INFORMATION

Item 4.                    Submission of Matters to a Vote of Security Holders

                An annual meeting of shareholders for the fiscal year ended March 31, 2002 was held on December 6, 2002.

                Harris A. Shapiro, Bryan Maizlish, Timothy D. Morgan, Tracie Savage and Corey P. Schlossmann were re-elected at the meeting to serve as directors until the next annual meeting of shareholders and until their successors are elected and qualify.  Nominees received the following votes:

Nominee	Affirmative Votes	Votes Withheld	Broker Non-Votes

Harris A. Shapiro	5,693,441	71,474	70,168
Bryan Maizlish	5,578,991	185,924	70,168
Timothy D. Morgan	5,198,991	565,924	70,168
Tracie Savage	5,757,465	7,450	70,168
Corey P. Schlossmann	5,693,441	71,474	70,168

                The appointment of KPMG LLP as independent accountants of the Company for the fiscal year ending March 31, 2003 was ratified with 5,200,391 affirmative votes, 563,324 negative votes, 1,200 votes abstaining and 70,168 broker non-votes.

Item 5.                    Other Information

                The Common Stock is currently traded on the Nasdaq SmallCap Market (the “Nasdaq System”) under the symbol “PERF.”  On November 25, 2002, the Staff of The Nasdaq Stock Market, Inc. (“Nasdaq”) notified the Company that it did not comply with Nasdaq’s minimum maintenance requirement of having at least (a) $2,500,000 in stockholders’ equity or (b) $35,000,000 of market value of listed securities or (c) $500,000 in net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.  This requirement is set forth in Marketplace Rule 4310(c)(2)(3) (the “Stockholders’ Equity Rule”).   As a result of the Company’s continuing operational losses and the decline in the market price for the Common Stock, the Company had been complying with the Stockholders’ Equity Rule as a result of its shareholders’ equity and not the two other alternative criteria.  However, the Company’s balance sheet as of September 30, 2002, as reported in its Quarterly Report on Form 10-QSB for the quarter ended as of that date, showed a shareholders’ equity of $2,440,000.  Based on the Company’s response, on December 23, 2002 the Staff of Nasdaq notified the Company that, if the Company consummated a $600,000 private placement of equity by no later than January 31, 2003 and filed in this Report a pro forma balance sheet indicating that the Company had a shareholders’ equity in excess of $2,500,000, Nasdaq would deem the Company to comply again with the Stockholders’ Equity Rule.  Accordingly, the Common Stock could continue to trade on the Nasdaq System.

                The Company had not sought at an earlier date to seek equity through a private placement to meet this maintenance requirement for three reasons.  First, the increase in the Stockholders’ Equity Rule of minimum stockholders’ equity from $2,000,000 to $2,500,000 did not become effective until November 1, 2002.  Second, as previously reported, the Company had expected to consummate an acquisition as a “turn around strategy” at an earlier date.  The Company executed in October 2001 a letter of intent with one acquisition candidate, but, after further due diligence, the transaction was mutually terminated in February 2002.  In the fall of 2002 negotiations began with another acquisition candidate; however, one day before the definitive agreement was to be executed, the acquisition candidate received an offer to be purchased for twice the valuation that had been agreed to.  Not only had the Company not consummated either acquisition, both of which would have increased the Company’s shareholders’ equity, but also the Company incurred approximately $90,000 and $115,000, respectively, in legal and due diligence expenses, which further reduced the Company’s shareholders’ equity.  Finally, the Company was hoping for a rise in the market price for the Common Stock which would enable the Company to sell shares on more favorable terms.

                The Company was not able, by either January 31, 2003 or the date of this Report, to consummate an offering of its securities in an amount sufficient to increase its shareholders’ equity as of December 31, 2003 ($2,313,000) to meet the Nasdaq minimum maintenance requirement of $2,500,000.  Accordingly, the Company expects that the Nasdaq Staff may seek to delist the Common Stock.  Should the Nasdaq Staff so act, the Company intends to appeal the Staff’s delisting determination to a Listing Qualifications Panel.  However, there can be no assurance that any such appeal will be successful.

On November 5, 2002, the Staff of Nasdaq notified the Company that the bid price of the Common Stock had closed, during a period of 30 consecutive business days, below the minimum $1.00 per share requirement of Marketplace Rule 4310(c)(4) for continued inclusion of the Common Stock on the Nasdaq System.  As a result, pursuant to Marketplace Rule 4310(c) (8)(D), the Staff of Nasdaq gave the Company 180 days, or until May 5, 2003, to demonstrate that the bid price of the Common Stock had closed at $1.00 or more for a minimum of ten consecutive trading days.  If the Common Stock did so trade, the Staff would notify the Company that it was back in compliance with this maintenance requirement.  If the bid price was not at such level for such period by the May 5th deadline, the Staff of Nasdaq would determine if the Company met one of the three alternative tests for initial inclusion of the Common Stock on the Nasdaq System (i.e., a stockholders’ equity of $5,000,000, a market value of the Common Stock of $50,000,000 or net income of $750,000 in the most recent fiscal year or in two of the last three most recently completed fiscal years).  If the Company met one of such tests, the Staff would grant the Company 180 additional days to demonstrate compliance with the per share bid requirement.  The Company does not believe that it is likely, absent consummation of an acquisition or a private placement to increase its shareholders’ equity, that it can demonstrate compliance with any of the three alternative tests by May 5, 2003 so as to obtain an additional 180 days.  If the Company is correct in this belief, then the Staff will provide written notice to the Company that the shares of the Common Stock will be delisted.  Although the Company may appeal the Staff’s delisting determination to a Listing Qualification Panel, there can be no assurance that any such appeal will be successful.

The Board of Directors of the Company believes that the Company will meet the deadline for compliance with the bid price requirement.  The directors are actively seeking an acquisition, which they believe can be consummated by the Company during the next six to nine months.  They are also of the opinion that, if an agreement can be reached with a suitable acquisition candidate and such arrangement is then publicly announced, the bid price is likely to rise to a level that will meet the minimum bid price requirement before the May 5th deadline.  In addition, the Board recognizes that there are other possibilities which the Company may pursue such as (1) a private placement which, if consummated in a large enough amount, could lead to the Company having a shareholders’ equity in excess of $5,000,000 and, thus, being eligible under the Nasdaq rule for an additional 180 days to obtain compliance with the minimum bid price requirement or (2) a reverse stock split to increase the bid price directly.  However, because the Board appreciates that there are negative aspects to these alternatives, even assuming they can be effectuated on a timely basis, the Board will concentrate its attention on obtaining a suitable acquisition.  There can be no assurance that the Board’s efforts will be successful in implementing any of the possible actions described in this paragraph on a timely basis, if at all.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFECTDATA CORPORATION

By: /s/	Irene J. Marino
Irene J. Marino
Authorized Officer and Principal Financial
and Accounting Officer

Date:  February 12, 2003

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

Date:February 12, 2003

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

Date: February 12, 2003

/s/ Irene J. Marino
Irene J. Marino
Vice President, Finance,
Chief Financial Officer and
Chief Accounting Officer

We, Harris A. Shapiro and Irene J. Marino, do hereby certify that:

1.       This quarterly report of PerfectData Corporation containing the financial statements for the quarters ended December 31, 2002 and 2001 fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

2.       The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of PerfectData Corporation.

Date: February 12, 2003

/s/ Harris A. Shapiro
Harris A. Shapiro
Chairman of the Board and
Chief Executive Officer

/s/ Irene J. Marino
Irene J. Marino
Vice President, Finance,
Chief Financial Officer and
Chief Accounting Officer