Form 10KSB
period 2003-03-31
PERFECTDATA CORP
filed 2003-06-27
CIK 719662

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

Commission File No. 0-12817

PERFECTDATA CORPORATION
(Exact name of Small Business Issuer in its Charter)

California	95-3087593
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. Number)

110 West Easy Street Simi Valley, California	93065
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code:
(805) 581-4000

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes☒ No☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year: $2,005,000.

As of May 31, 2003, the aggregate market value of the voting stock held by nonaffiliates of the issuer was $3,619,800.

As of May 31, 2003, the issuer had 6,159,530 shares of Common Stock outstanding.

PART I

Forward-Looking and Cautionary Statements.

With the exception of historical information, the matters discussed in this Annual Report on Form 10-KSB include certain forward-looking statements that involve risks and uncertainties.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying information that is forward-looking and, accordingly, involves risks and uncertainties, including, without limitation, statements regarding the Company’s future financial performance, that governmental regulations will not negatively and materially impact the Company’s current operations, the Company’s ability to compete in the competitive environment in which the Company operates, and the results or success of discussions with other entities on mergers, acquisitions, or alliance possibilities and expansion of the Company’s current product offerings.  As a result, actual results may differ materially from those described in the forward-looking statement.  The Company cautions that the foregoing list of important factors is not exclusive.  The Company does not undertake to update any forward-looking statement in this Report.

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

Proposed Change in Control

On May 5, 2003, the Company announced that it executed a letter of intent with SuperCom Ltd., an Israeli-based developer of smart card solutions (“SuperCom”), pursuant to which a newly incorporated subsidiary of the Company in Israel would be merged into SuperCom and SuperCom would become a subsidiary of the Company.  In connection with such merger, the shareholders of SuperCom would exchange their shares of SuperCom common stock for shares of the Company’s Common Stock, no par value (the “Common Stock”).  If the transaction is closed as currently contemplated, at the closing of the merger, shareholders of SuperCom would own, after payment of fees and expenses, an aggregate of 72.5% of the shares of the Common Stock on a fully-diluted basis.  The shareholders of the Company prior to the merger would own, after payment of fees and expenses, an aggregate of 21.5% of the shares of the Common Stock on a fully-diluted basis, provided that, if the Company has less than $2,000,000 of Final Net Available Cash (as defined) at the closing, then the post-merger ownership to be allocated to the Company’s shareholders would be proportionately reduced.  As of March 31, 2003, the Company’s Final Net Available Cash was $1,751,000.  The Company is currently reviewing alternatives, if any, to increase Final Net Available Cash.  However, because of anticipated continuing loses and expenses, there can be no assurance that the Company will meet this $2,000,000 requirement when and if the SuperCom transaction closes.

The closing of the transaction is subject to certain conditions, including execution of a definitive merger agreement, the completion of due diligence, shareholder approvals, the registration of the shares issued to SuperCom shareholders on a Registration Statement on Form S-4 and the sale or other disposition of the current operations of the

Company.  There can be no assurance that the merger will be consummated or, if consummated, that it will be consummated on the terms set forth in the letter of intent.

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

During the past three fiscal years the Company has been seeking acquisitions which may or may not be related to its current business.  The Board is of the opinion that profitability on a continuous basis will not be achieved absent an acquisition of a new business or businesses and/or new products.  There can be no assurance as to when any such acquisition will be consummated or when profitability on more than a monthly basis will be achieved, if at all.  During the past two years, two potential acquisitions were actively pursued; however, both terminated for different reasons and the Company incurred expenses in connection therewith.  See the section “Terminated Acquisitions” in this Item 1 to the Report and the section “Results of Operations” in Item 6 to this Report.

Marketing

Customers.  The Company’s products are sold primarily through retail distribution under the Company’s “PerfectData” trademark.  The retail distribution channel is comprised of office product catalogs, office product distributors and dealers, stationery and computer retail stores and large warehouse/superstore type accounts.

While the Company sold products to more than 160 customers in the United States, Canada and other countries during the fiscal year ended March 31, 2003 (“fiscal 2003”), approximately 86% of the Company’s net sales were accounted for by its 10 largest customers.  Two customers accounted for 47% and 23%, respectively, of total sales.  Sales to these customers were made pursuant to specific purchase orders and neither customer is obligated to purchase the Company’s products under any other agreement.  The loss of either or both of these customers could have an adverse effect on the Company’s business.  No other customer accounted for more than 10% of the Company’s net sales in fiscal 2003.

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

The Company believes that the effectiveness, quality, service and the price competitiveness of its products, along with its marketing efforts and programs, product selection and responsiveness to accounts’ needs, have been the principal basis on which it has competed in this market.

Assuming that the proposed SuperCom transaction is not consummated, the Company’s ability to maintain or increase its market share and expand its business will depend, in large measure, on its ability to conceive, design, develop and introduce new products to its existing product lines; to continue to offer more products and marketing programs within the Company’s established channels of distribution; and to enter new markets and/or open new channels of distribution with related product offerings. There can be no assurance, however, that the Company will achieve any or all of these objectives.

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

The Company, as a matter of standard business procedures, has regularly reviewed its vendor relationships and has searched for new sources and ways to produce its products both domestically and internationally with the improvement of quality, delivery or lowered cost of goods as its goals.

The Company does not believe that federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, have had, or will have, any material effect on its capital expenditures, its potential earnings or its competitive position.

Employees

At March 31, 2003, the Company employed 8 persons, of whom 3 were engaged in assembly and testing, 2 in marketing and sales, and 3 in general management and administration.

The Company believes that its relations with its employees are good.  The Company has never had a work stoppage and none of its employees are represented by a labor union.  The expansion of the Company’s current operations will be dependent, in part, on its ability to attract and retain highly qualified employees.  There can be no assurance that the Company will be successful in these efforts.

Terminated Acquisitions

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

In August and September 2002, the Company was engaged in negotiations with another privately-held company, with annual revenues approximating $100 million, pursuant to which the stockholders of that company would acquire a majority interest in, and control of the Board of, the Company.  Just as the parties were prepared to execute a definitive merger agreement, the other company received an offer from another very large public company and negotiations were terminated during the weekend of September 20, 2002.

Item 2.  Properties.

The Company is subject to a long-term lease for a building constructed in Simi Valley for the specific needs of the Company.  The modern industrial building, comprising approximately 24,500 square feet, was completed during June 1993.  The lease is for a term of ten years and includes an option to purchase.  The option expired unexercised in June 2000.  During September 2001, the Company sublet approximately 6,700 square feet of its facility to another company for use as warehousing pursuant to a 20-month sublease.  Both the Company and the subtenant will continue to occupy the facility on a month-to-month basis upon expiration of the lease and sublease in June 2003.

Item 3.  Legal Proceedings.

As of March 31, 2003, there were no material pending legal proceedings to which the Company was a party or of which any of its property was the subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters.

Market Information

The Common Stock of the Company is listed on the OTC Bulletin Board under the symbol PERF.  Prior to April 17, 2003, the Common Stock was traded on the Nasdaq SmallCap Market.  The following table sets forth the range of high and low sales prices per share of the Common Stock for the indicated quarters of fiscal 2003 and the fiscal year ended March 31, 2002 (“fiscal 2002”) as reported by Nasdaq.

	Sales Price
	High	Low

2003
First Quarter	$1.65	$.69
Second Quarter	$1.70	$.69
Third Quarter	$1.00	$.55
Fourth Quarter	$.84	$.50

2002
First Quarter	$1.70	$.88
Second Quarter	$1.59	$.57
Third Quarter	$4.10	$1.00
Fourth Quarter	$3.25	$.68

Holders

The approximate number of shareholders at March 31, 2003 was 1,700 determined by security position listings.

Dividends

Because of its losses from operations, the Company has not paid any cash dividends on the Common Stock and, until profitability is restored, as to which and when there can be no assurance, the Company does not intend to pay any cash dividends.

Unregistered Securities Sales

There were no sales or other issuances of securities during fiscal 2003 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Results of Operations

Net sales in fiscal 2003 increased $289,000, or 17%, to $2,005,000 from net sales of $1,716,000 in fiscal 2002.  The increased sales in fiscal 2003 were a result of an increase in sales volume with the Company’s existing customers.

Cost of Goods sold (“Costs”) as a percentage of net sales was 66% for fiscal 2003, as compared to 73% for fiscal 2002.  The decrease in Costs related to a reduction in labor expenses as well as the absence of inventory write-downs.  Included in the year-earlier period were write-downs of certain inventories, aggregating $55,000, which were made for products the Company was deeply discounting or discontinuing.

Selling, General and Administrative Expenses (“Expenses”) for fiscal 2003 and 2002 were $1,358,000 and $1,310,000, respectively.  The increase in Expenses related to costs associated with the Company’s efforts to find a suitable merger candidate.  The costs, which included legal fees, amongst others, and which related to a specific transaction with a specific merger candidate, as described in the section “Terminated Acquisitions” in Item 1 to this Report, aggregated approximately $115,000.

Other Income for fiscal 2003 was primarily dividend income of $40,000.  Other Income for fiscal 2002 was primarily dividend income of $93,000 net of a loss on securities of $37,000.

The decreased net loss in fiscal 2003 from that in fiscal 2002 directly related to the increased sales, as described above.

The Board is pleased with the increased sales and the reduction in costs other than those relating to seeking acquisitions.  However, the Board believes that profitability on a long-term basis will not be obtained absent the acquisition of a new business or businesses and/or new products.  For this reason the Board resumed its search for a suitable acquisition candidate immediately after the termination in September 2002 of the acquisition negotiations described above.  There can be no assurance as to when such pursuits will be successful or as to when profitability will be achieved, if at all.

On May 5, 2003, the Company announced that it had executed a letter of intent for a proposed merger transaction with SuperCom Ltd., (NASDAQ Europe: SPRC), headquartered in Raanana, Israel.  There can be no assurance that the merger will be consummated.

Liquidity and Capital Resources

The Company’s cash decreased $585,000 in fiscal 2003.  The decrease resulted from cash used in operating activities of $585,000.  The cash used in operating activities was primarily the result of the net loss of $642,000 as well as an increase in inventories partially offset by an increase in accounts payable.

The Company had a current ratio of better than 6 to 1 at fiscal year end and no long-term debt.

As a result of the continuing negative cash flows from operations, the Company is dependent on the invested proceeds from its March 2000 private placement in order to meet its payable requirements.  Long term, as indicated above, the Company must seek a new line of business, whether through acquisition or otherwise.

The Company believes that, as a result of the cash described in the preceding paragraph, its working capital is adequate to fund the Company’s operations and its requirements for the fiscal year ending March 31, 2004.  See Note 2 to Financial Statements for a description of the concentration of credit risk which the Company has by keeping these funds only in two banks.

At March 31, 2003, the Company had net operating loss and general business tax credit carry forwards for income tax purposes of approximately $5,152,000 and $12,000 respectively, available to reduce future potential Federal income taxes.

Item 7.  Financial Statements.

The information required by this Item is incorporated herein by reference to the financial statements listed in Item 13 of Part III of this Report.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.

None.

PART III

Item 9.  Directors and Executive Officers.

Directors and Executive Officers

The following table contains certain information relating to the directors and executive officers of the Company as of May 1, 2003:

Name	Age	Position

Harris A. Shapiro	67	Chief Executive Officer, Director and Chairman of the Board

Bryan Maizlish	41	Director

Timothy D. Morgan	48	Director

Tracie Savage	40	Director

Corey P. Schlossmann	48	Director

Irene J. Marino	58	Vice President Finance, Chief Financial Officer and Corporate Secretary

Business History

Mr. Harris A. Shapiro was elected as a director of the Company and its Chairman of the Board on March 31, 2000.  On September 7, 2000, he was designated Chief Executive Officer of the Company.  Mr. Shapiro has been the President of Millennium Capital Corporation, a consulting firm specializing in mergers and acquisitions, since 1994.  He was Senior Vice President Corporate Finance of Gilford Securities Incorporated, a registered broker-dealer, from January 1, 1999 to March 29, 2000.  Prior to Gilford Securities, he was a Managing Director of Whale Securities Co., L.P., a registered broker-dealer, from June 1993 until December 1998.

Mr. Bryan Maizlish was elected as a director of the Company on March 31, 2000.  He is currently working at Lockheed Martin Management and Data Systems and has been employed at Lockheed Martin Corporation since August 2000.  Prior thereto, he served as the Executive Vice President, Chief Strategy Officer and Chief Financial Officer of Magnet Interactive/Noor Group Ltd., a private company furnishing comprehensive consulting, engineering and interactive services.  Prior thereto, he held various managerial positions for over a decade with companies in the media communications industry, such as MCA, Inc., Gulf & Western Corporation and Gene Roddenberry’s Norway Corporation.

Mr. Timothy D. Morgan was elected as a director of the Company on March 31, 2000.  He has, since October 1997, been a consultant on matters of business strategies, taxation, finance and asset protection techniques, and providing interim Chief Financial Officer and Controller services.  None of the foregoing services or any of those hereafter described were provided to the Company.  From 1980 through October 1997, he was a principal of Abacus Tax and Financial Services, a firm specializing in tax compliance and pension plan administration.  Prior to 1982, Mr. Morgan was manager of purchasing and accounting departments for various companies, including Dennison Eastman Corporation, Syntel Cavitron, Incorporated, and Contempo Casuals, Incorporated.

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

Mr. Corey P. Schlossmann was elected as a director of the Company on March 31, 2000.  Mr. Schlossmann has been Chief Executive Officer since October 1999, and Chief Financial Officer since January 1999, of Nationwide Auction Systems.  Since January 1996, he has also served as a partner of Gordon, Fishburn & Schlossmann, a management consulting and accounting firm.  Mr. Schlossmann was a partner of Hankin & Co., a consulting firm, from 1988 until 1995.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(e) promulgated under the Exchange Act, with respect to fiscal 2003, the Company is not aware of any director or executive officer of the Company who failed to file on a timely basis, as disclosed in such forms, reports required by Section 16(a) of the Exchange Act during fiscal 2003.

As of March 31, 2003, i.e., the end of fiscal 2003, there were no beneficial owners of 10% or more of the Common Stock known to the Company other than Joseph Mazin who was, until July 27, 2000, the President and Chief Executive Officer of the Company and, until March 31, 2000, a director of the company.  Mr. Mazin has advised the Company that he timely filed all reports required by Section 16(a) of the Exchange Act during fiscal 2003.

Item 10.  Executive Compensation.

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company during each of the last three fiscal years by the Company’s Chief Executive Officer as of the end of the last fiscal year.  No other executive officer of the Company earned in excess of $100,000:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Annual Compensation		Long-Term Compensation Securities Underlying Options	Other Compensation

	Year	Salary
		($)		($)

Harris A. Shapiro (1)	2003	150,000	35,000	2,250	(2)
Chief Executive Officer and	2002	118,125	—	1,750	(2)
Chairman of the Board	2001	87,500	25,000	2,750	(2)

(1)          The Board designated Mr. Shapiro as the Chief Executive Officer of the Company effective September 2000.  The Company and Mr. Shapiro entered into a one-year employment agreement in September 2000 providing for a base annual salary of $150,000.  The Board has, from time to time, extended the term of his contract at the same salary, with the current expiration being the earlier of  (a) September 30, 2003 or (b) the consummation of the transaction with SuperCom (see the section “Proposed Changes in Control” in Item 1 to this Report).

(2)          Mr. Shapiro was paid cash compensation for his services as a director.

Option /SAR Grants in Last Fiscal Year

(1)                                 2000 Option Plan

In May 2000, the Board of Directors of the Company adopted the Stock Option Plan of 2000 (the “ 2000 Option Plan”).  In October 2000, the shareholders of the Company approved the 2000 Option Plan and ratified options previously granted.  The Company registered under the Securities Act the shares issuable upon the exercise of options granted or to be granted pursuant to the 2000 Option Plan in a Registration Statement on Form S-8 filed on December 13, 2000.   As a result of such filing, optionees who are not affiliates of the Company may resell the shares of the Common Stock received upon exercise immediately, while affiliates will require a “re-offer prospectus” to resell or wait one year after exercise to resell pursuant to the exemption of Rule 144 under the Securities Act.  The Company has not as yet filed such re-offer prospectus.  The 2000 Option Plan provides for the grant of options to purchase shares of the Common Stock to directors, officers, employees and consultants of the Company.  Non-qualified stock options may be granted to directors, officers, employees and consultants.  Incentive stock options, as such form is defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), may be granted only to employees.  The term of the 2000 Option Plan is for ten years and it provides for the grants of an aggregate of 2,000,000 shares of the Common Stock.  The 2000 Option Plan is currently administered by the Board.

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

Options granted to date are not exercisable during the first year after the date of grant and thereafter become exercisable in annual installments of 25% each.  It is expected that future options, if any, will be granted on a similar basis.  Some options to be granted to employees may have performance goals as the condition precedent to becoming exercisable.  If the proposed transactions with SuperCom (see the section “Proposed Changes in Control” in Item 1 to this Report) is consummated, as to which there can be no assurance, the 2000 Option Plan would be terminated except as to then outstanding options.

Options granted under the 2000 Option Plan are non-transferable and not immediately exercisable.  Future options, if any, are expected to be granted on the same basis.

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

At March 31, 2003, options covering a total of 185,000 shares of the Common Stock were outstanding under the 2000 Option Plan at a weighted average exercise price of $1.29 per share.

(2)                                 Activity in Fiscal 2003

During fiscal 2003, each of the five directors, including Harris A. Shapiro, the Chief Executive Officer of the Company, was granted stock options aggregating 35,000 shares of the Common Stock.

In September 2002, each of the five directors, including Harris A. Shapiro, the Chief Executive Officer of the Company, agreed to cancel options granted in March 2000 and September 2000, aggregating 50,000 shares of the Common Stock.  The directors agreed to such cancellations because a proposed acquisition agreement pending at the time required such cancellation and because both counsel to the Company and counsel to the proposed acquisition candidate advised them that continuance thereof could cause material adverse charges to the Company under California law.

The Company has never granted any stock appreciation rights (SARs)

Option Grants, Exercises and Values

The following table provides certain summary information concerning the granting of options during fiscal 2003 to the Chief Executive Officer who is the sole executive officer named in the Summary Compensation Table:

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price per Share	Expiration Date
	(#)		($)
Harris A. Shapiro	10,000	100%	1.60	6/18/12
Harris A. Shapiro	25,000	100%	1.00	9/25/12

The following table provides certain summary information concerning the exercise of options during fiscal 2003 and unexercisable options held as of the end of fiscal 2003 by the Chief Executive Officer who is the sole executive officer named in the Summary Compensation Table:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

Name	Shares Acquired On Exercise	Value Realized	Number of Unexercised Options Held at Fiscal Year End		Value of Unexercised In-the- Money Options at FY-End
	(#)	($)	(#)		($)

Harris A. Shapiro	—	—	35,000	(1)		(2)

(1)                                  As of March 31, 2003, no options were exercisable.

(2)                                  Such value is based upon the market value of the Common Stock as of March 31, 2003, less the exercise price payable per share under such options.  As of March 31, 2003, the market value was less than the exercise price.

Directors’ Compensation

Each director is paid $250.00 for telephonic participation and $500.00 for attendance in person at a meeting of the Board.

Directors may be granted stock options as compensation for their services.  During fiscal 2003, each of the five directors agreed to cancel options previously granted under the 2000 Option Plan, aggregating 50,000 shares of Common Stock. During fiscal 2003, each of the five directors were granted stock options under the 2000 Option Plan aggregating 35,000 shares of Common Stock.  See also “(2) Activity in Fiscal 2003” under “Option/SAR Grants in Last Fiscal Year.

There are no other relationships with respect to other entities that would require disclosure here under Item 404 of Regulation S-K.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth, as of May 31, 2003, certain information with respect to all shareholders known by the Company to be beneficial owners of more than 5% of its outstanding shares of the Common Stock, the Chief Executive Officer of the Company (being the sole executive officer named in the Summary Compensation Table in Item 10 to this Report), all directors and all officers and directors of the Company as a group.  The ownership information was furnished to the Company by the person or entity.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned (1)
Joseph Mazin 11120 Sherman Way Sun Valley, CA 91252	793,997	(2)	12.9

Flamemaster Corporation 11120 Sherman Way Sun Valley, CA 91252	537,997		8.7

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned (1)
William B. Wachtel, Trustee of Digital Trust (3) c/o Wachtel & Masyr, LLP 110 East 59th Street New York, NY 10022	427,873		6.9

Harris A. Shapiro (4) 10 West Easy Street Simi Valley, CA 93065	287,833	(5)	4.7

Bryan Maizlish (6) 9705 Conestoga Way Potomac, MD 20854	7,589	(7)	Nil

Timothy D. Morgan (6) 11734 Gladstone Circle Fountain Valley, CA 92708	8,789	(7)	Nil

Tracie Savage (6) 6212 Banner Avenue Los Angeles, CA 90038	17,889	(8)	Nil

Corey P. Schlossmann (6) 19654-A Roscoe Blvd Northridge, CA 91324	458,092	(7)	7.4

All directors and officers as a group (6 in number)	784,133	(9)	12.7

(1)                                  The percentages computed in the table are based upon 6,159,530 shares of the Common Stock which were outstanding on May 31, 2003.  Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares issuable upon the exercise of options currently exercisable or exercisable within 60 days of May 31, 2003.

(2)                                  The shares of the Common Stock reported in the table include (a) 537,997 shares owned by Flamemaster Corporation (“Flamemaster”) for which Mr. Mazin has voting power as the President, Chairman and Chief Executive Officer of Flamemaster; (b) 36,000 shares owned by the Flamemaster Employees’ Profit Sharing Plan for which Mr. Mazin is the fiduciary; and (c) 23,000 shares owned by Altius Investment Corporation (“Altius”) for which Mr. Mazin has shared voting power as Chairman of the Board of Altius.  The shares reported in the table also include 5,000 shares issuable upon the exercise of an option expiring November 6, 2003 being held by Donna Mazin, his wife.  Certain of the shares reported in the table are owned by Ms. Mazin or as to which shares she shares dispositive and voting powers with Mr. Mazin.

(3)                                  William B. Wachtel as the Trustee of the Digital Trust has, under the trust agreement, sole voting and investment power with respect to the shares reported in the table. Harris A. Shapiro, currently the Chairman of the Board, Chief Executive Officer and a director of the Company, was the settler of the Digital Trust and made an irrevocable grant to it of the assets which the Digital Trust used to effect the purchase of the shares.  The beneficiaries of the Digital Trust are Mr. Shapiro’s children and grandchildren who survive him, although the Trustee, in his absolute discretion, may pay or apply yearly income or the principal of the Trust to any beneficiary.  Because he made an irrevocable grant and has no voting or investment power with respect to the shares, Mr. Shapiro is not the beneficial owner of the shares reported in the table as being owned of record by the Digital Trust and beneficially by the Trustee.

(4)                                  Mr. Shapiro is the Chairman of the Board, the Chief Executive Officer and a director of the Company.

(5)                                  The shares of the Common Stock reported in the table reflect (a) 284,500 shares owned by Millennium Capital Corporation (“Millennium”) for which Mr. Shapiro has voting power as its President; and (b) 3,333 shares issuable upon the exercise of an option expiring June 19, 2012 under the 2000 Option Plan.  The shares of the Common Stock reported in the table do not include (x) 6,667 shares issuable upon the exercise of the option described in (b) or (y) 25,000 shares issuable upon the exercise of an option expiring September 25, 2012 granted to Mr. Shapiro under the 2000 Option Plan, neither of which was exercisable as to such shares at May 31, 2003 or within 60 days thereafter.  In addition, the shares of the Common Stock do not reflect 10,000 shares issuable upon the exercise of a Consulting Warrant which, if not granted to a third person or persons, may be exercised by Millennium.

(6)                                  A director of the Company.

(7)                                  The shares of the Common Stock reported in the table include (a) 3,333 shares issuable upon the exercise of an option expiring June 19, 2012 under the 2000 Option Plan.  The shares of the Common Stock reported in the table do not include (x) 6,667 shares issuable upon the exercise of the option described in (a) or (y) 25,000 shares issuable upon the exercise of an option expiring September 25, 2012 granted under the 2000 Option Plan, neither of which was exercisable as to such shares at May 31, 2003 or within 60 days thereafter.

(8)                                  The shares of the Common Stock reported in the table include (a) 10,000 shares issuable upon the exercise of an option expiring July 20, 2005; and, (b) 3,333 shares issuable upon the exercise of an option expiring June 19, 2012 under the 2000 Option Plan.  The shares of the Common Stock reported in the table do not include (x) 6,667 shares issuable upon the exercise of the option described in (b) or (y) 25,000 shares issuable upon the exercise of an option expiring September 25, 2012 granted under the 2000 Option Plan, neither of which was exercisable as to such shares at May 31, 2003 or within 60 days thereafter.

(9)                                  The shares of the Common Stock reported in the table include (a) those shares indicated in the text to Notes 5, 7 and 8 and (b) 625 shares issuable to an executive officer upon the exercise of an option expiring October 30, 2011 under  the 2000 Option Plan.  The shares of the Common Stock  reported in the table do not include (x) 1,875 shares issuable upon the exercise of the option described in (b), none of which was exercisable as to such shares at May 31, 2003 or within 60 days thereafter.

Equity Compensation Plans

The following table sets forth, as of March 31, 2003, certain summary information with respect to compensation plans under which shares of the Company’s Common Stock are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	216,500	$ 1.43	1,815,000

Equity compensation plans not approved by security holders (1)	25,000	$ 2.71	71,000
Total	241,500	$ 1.56	1,886,000

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

Item 12.  Certain Relationships and Related Transactions.

None.

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K.

(a)	Documents Filed with Report

	(1)	Financial Statements

The financial statements listed on the accompanying Index to Financial Statements are filed as part of this Report.

	(2)	Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation as amended to date (1)

3.2	Bylaws as amended to date (2)

10.1	1985 Employee Stock Option Plan (3)

10.2	Form of Incentive Stock Option Agreement (3)

10.3	Form of Non-Qualified Stock Option Agreement (3)

10.4	Form of Representative Agreement between the Company and its Representatives (4)

10.5	Form of Standard Exclusive Distributor Agreement between the Company and its Distributors (4)

10.6	Standard Industrial Lease dated August 26, 1991, between Wayne Mertes, Mamie Mertes, Mike Butler and Sarah Butler, as lessor, and the Company, as lessee (5)

10.7	Stock Purchase Agreement dated January 20, 2000 by and among the Company, Millennium Capital Corporation (“Millennium”), JDK Associates, Inc. (“JDK”) and other Buyers (6)

Exhibit No.	Description of Exhibit

10.8	Letter Agreement dated January 20, 2000 (“Consulting Agreement”) by and among the Company, Millennium and JDK (7)

10.9	Stock Option Plan of 2000 of the Company (2)

10.10	Forms of Stock Option Agreements (8)

10.11	Consulting Agreement dated August 29, 2000 by and between the Company and Terry J. Baker (9)

10.12	Employment Agreement dated September 1, 2000 by and between the Company and Harris Shapiro (9)

10.13	Letter Agreement dated October 25, 2000 by and among the Company, Alexei Afanasiev and Business Solutions Group, Inc. (9)

10.14	License Agreement dated October 27, 2000 by and between the Company and Alexei Afanasiev (9)

10.15	Letter Agreement, Security Agreement and Promissory Note each dated October 27, 2000 and each by and between the Company and Business Solutions Group, Inc. (9)

10.16	Stock Option Agreement dated November 27, 2000 by and between the Company and Terry J. Baker (9)

10.17	Sales Agent Agreement dated March 1, 2001 by and between the Company and Terry J. Baker (9)

23	Consent of Independent Auditors (10)

99.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (10)

99.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (10)

99.3	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (10)

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

(6)                              Incorporated by reference to the Company’s definitive Proxy Statement dated March 10, 2000 filed on March 14, 2000.

(7)                              Incorporated by reference to the Company’s Form 8-K dated March 31, 2000 filed April 14, 2000.

(8)                              The four forms of stock option agreements used under the Stock Option Plan of 2000 are filed as Exhibits 4(d)(1) to 4(d)(4), both inclusive, to the Company’s Registration Statement on Form S-8, File No. 333-51774, and are incorporated herein by this reference.

(9)                              Incorporated by reference to the Company’s Annual Report on Form 10-K for its fiscal year ended March 31, 2001.

(10)                        Filed or, in the case of Exhibit 99.3, furnished herewith.

(b)                                 Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFECTDATA CORPORATION

By: /s/	Irene J. Marino
Irene J. Marino, Authorized Officer and Principal Financial and Accounting Officer

Date: June 23, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 23, 2003.

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
Corey P. Schlossmann

PERFECTDATA CORPORATION

SEC Form 10-KSB

355 South Grand Avenue
Suite 2000
Los Angeles, CA 90071-1568

Independent Auditors’ Report

The Board of Directors and Shareholders
PerfectData Corporation:

We have audited the accompanying balance sheet of PerfectData Corporation as of March 31, 2003 and the related statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PerfectData Corporation as of March 31, 2003 and the results of its operations and its cash flows for the years ended March 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

Los Angeles, California

May 9, 2003

PERFECTDATA CORPORATION

Balance Sheet

March 31, 2003

(Amounts in thousands, except share amounts)

Assets
Current assets:
Cash and cash equivalents	$2,173
Accounts receivable, net	158
Inventories	188
Prepaid expenses and other current assets	62
Total current assets	2,581

Property and equipment, at cost, net	6
$2,587

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$283
Accrued compensation	38
Other accrued expenses	101
Total current liabilities	422

Commitments and contingencies (note 8)

Shareholders’ equity:
Preferred stock. Authorized 2,000,000 shares; none issued	—
Common stock, no par value. Authorized 10,000,000 shares; issued and outstanding 6,159,530 shares	11,206
Accumulated deficit	(9,041)
Net shareholders’ equity	2,165
$2,587

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Operations

Years ended March 31, 2003 and 2002

(Amounts in thousands, except per share information)

	2003	2002
Net sales	$2,005	1,716
Cost of goods sold	1,326	1,255
Gross profit	679	461

Selling, general, and administrative expenses	1,358	1,310
Loss from operations	(679)	(849)
Other income:
Interest, net	—	—
Other, net	37	54
Net loss	$(642)	(795)

Net loss per common share:
Basic and diluted	$(0.10)	(0.13)

Weighted average shares outstanding:
Basic and diluted	6,159	6,159

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Shareholders’ Equity and

Comprehensive Income (Loss) (notes 6 and 7)

Years ended March 31, 2003 and 2002

(Amounts in thousands)

	Comprehensive loss	Common stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Net shareholders’ equity

		Shares	Amount
Balance at March 31, 2001		6,159	$11,206	(7,604)	(33)	3,569

Comprehensive loss:
Realized loss on marketable securities	$—	—	—	—	33	33
Net loss	(795)	—	—	(795)	—	(795)
Total comprehensive loss	$(795)
Balance at March 31, 2002		6,159	11,206	(8,399)	—	2,807

Comprehensive loss:
Net loss	$(642)	—	—	(642)	—	(642)
Total comprehensive loss	$(642)
Balance at March 31, 2003		6,159	$11,206	(9,041)	—	2,165

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Cash Flows

Years ended March 31, 2003 and 2002

(Amounts in thousands)

	2003	2002
Cash flows from operating activities:
Net loss	$(642)	(795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	31
Loss on sale or impairment charge of marketable securities	—	37
Decrease in accounts receivable	20	73
(Increase) decrease in inventories	(34)	237
(Increase) decrease in prepaid expenses and other assets	(7)	17
Increase (decrease) in accounts payable	76	(153)
Decrease in accrued expenses	(18)	(37)
Net cash used in operating activities	(585)	(590)
Cash flows from investing activities:
Sale of marketable securities	—	171
Net cash provided by investing activities	—	171
Net decrease in cash and cash equivalents	(585)	(419)
Cash and cash equivalents at beginning of year	2,758	3,177
Cash and cash equivalents at end of year	$2,173	2,758
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	—
Interest	—	—

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Notes to Financial Statements

March 31, 2003 and 2002

(1)                       Summary of Significant Accounting Policies

(a)                   Description of Business

PerfectData Corporation (the Company) designs, assembles, and sells computer and office equipment care and maintenance products.

(b)                   Cash Equivalents

Cash equivalents of $2,173,000 at March 31, 2003 consist of all highly liquid money market instruments with an original maturity of three months or less to be cash equivalents.

(c)                    Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(d)                   Financial Instruments

The carrying amounts related to cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their relatively short maturity.

(e)                    Plant and Equipment

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

(f)                      Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, pervasive evidence of an arrangement exists, and the sales price is fixed or determinable.

(g)                   Loss per Common Share

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

(h)                   Income Taxes

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

(i)                      Use of Estimates

The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, inventory valuation, deferred income tax asset valuation allowances, and the estimated future operating cash flows from the Company’s long-lived assets. Considerable management judgment is necessary to estimate future operating cash flows as future cash flows are impacted by competitive and other factors that are generally out of management’s control. Accordingly, actual results could vary significantly from management’s estimates.

(j)                      Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123.

The Company is adopting the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Due to the reduction of the exercise price of fixed stock options through the cancelation of stock option awards and the granting of replacement awards, per FIN No. 44, Accounting for Certain Transactions involving Stock Compensation, the Company has adopted variable accounting for the replacement awards, per FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The Company applies APB Option No. 25 in accounting for its employees and director stock option plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 and SFAS No. 148, the Company’s net loss would have been increased to the pro forma amounts indicated below. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model, assuming a risk-free interest rate of 4.57% – 6.26%, a ten-year term, 50% volatility, and $0 expected dividend rate.

	2003	2002
Net income, as reported	$(642)	(795)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(4)	(42)
Pro forma net income	$(646)	(837)

Basic and diluted net loss per common share:
As reported	$(0.10)	(0.13)
Pro forma	(0.10)	(0.14)

(k)                   Impairment of Long-Lived Assets and
Long-Lived Assets to Be Disposed Of

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

(l)                      Recently Issued Accounting Standards

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these financial statements.

(2)                       Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, and accounts receivable.

As of March 31, 2003, the Company had approximately $2,173,000 of cash equivalents in two financial institutions, which exposes the Company to concentration of credit risk. The Company had approximately $2,138,000 invested in highly liquid money market instruments, which are not federally insured. The remaining $35,000 was deposited at a bank, which is federally insured up to $100,000.

The Company sells its principal products to a number of customers in the retail industry. During the years ended March 31, 2003 and 2002, two customers accounted for more than 10% of net sales. These customers each accounted for 47% and 23%, and 33% and 28% in 2003 and 2002, respectively. As of March 31, 2003 and 2002, approximately 78% and 38% of recorded accounts receivable were from two wholesale/discount merchants. For the years ended March 31, 2003 and 2002, sales made to these customers amounted to $942,000 and $457,000 and $560,000 and $483,000, respectively. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions but does not generally require collateral. New customers requiring large credit accounts are required to provide letters of credit.

(3)                       Inventories

Inventories, consisting of materials, labor, and other direct manufacturing costs, are stated at the lower of cost or market. Inventories at March 31, 2003 are summarized as follows (dollars in thousands):

Raw materials	$68
Work in process	1
Finished products	119
$188

(4)                       Property and Equipment

Property and equipment at March 31, 2003 consist of:

Machinery and equipment	$309
Furniture and fixtures	84
Leasehold improvements	155
548

Less accumulated depreciation and amortization	542
$6

(5)                       Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate on loss from continuing operations is as follows:

	March 31
	2003	2002
Federal statutory rate	34%	34%
Increases (reductions) in taxes due to:
State income taxes (net of federal benefit)	6	6
Change in valuation allowance	46	(37)
Dividends-received deduction	(3)	(2)
California net operating loss limitation	(3)	(3)
Expiration of federal net operating loss	(74)	—
Expiration of general business credit	(3)	—
Other	(3)	2
	—%	—%

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets at March 31, 2003 are summarized as follows (in thousands):

Deferred tax assets (liabilities):
Net operating losses	$1,878
Inventories	(9)
Accrued expenses	46
Business tax credit carryforwards	12
Other	17
1,944

Less valuation allowance	1,944
$—

At March 31, 2003, the Company had net operating loss (NOL) carryforwards of approximately $5,152,476 and $2,162,657 for federal income tax purposes and California income tax purposes, respectively, expiring in varying amounts through 2021. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2003 if not utilized. Additionally, the Company has general business tax credit carryforwards of approximately $12,000 which will begin to expire in 2006.

Realization of the future tax benefits of the NOL carryforwards and other deferred tax assets is dependent on the Company’s ability to generate future taxable income within the periods in which they benefit. In assessing the likelihood of utilization of existing deferred tax assets, management considered the historical results of continuing operations over the last three years and the current economic environment in which the Company operates. Management has determined that future taxable income of the Company will more likely than not be insufficient to realize the recorded net deferred tax assets of $1,944,000 and has recorded a valuation allowance of $1,944,000. During the year ended March 31, 2003, the Company increased the valuation allowance in deferred tax assets by $294,848.

(6)                       Shareholders’ Equity

On January 20, 2000, the Company entered into certain agreements with Millennium Capital Corporation (MCC) and JDK Associates Inc. (JDK). Pursuant to the agreements, the Company sold 1,333,333 shares of its common stock to MCC, JDK, and certain other buyers and issued a warrant to purchase 1,800,000 shares of the Company’s common stock at $2.75 per share, for aggregate consideration of $3,000,000. In addition, under the agreements, MCC and JDK will provide financial advisory assistance to the Company in searching for and closing future acquisitions and financings for which they will receive an advisory fee of 5% of the estimated purchase price for a future acquisition which they introduced to the Company or for additional capital raised in support of future acquisitions. The term of this consulting agreement is five years. MCC and JDK have agreed to terminate the consulting agreement effective with a closing of a proposed transaction with SuperCom Ltd., an Israeli company, with JDK to receive 150,000 shares of the common stock upon such termination. If the proposed transaction does not close, then the consulting agreement continues in effect.

Because of the significance of these agreements, the Company was required to obtain, and they did obtain on March 31, 2000, shareholder approval. Immediately thereafter, the warrant holders exercised warrants to purchase 1,780,000 shares of common stock, resulting in the issuance on March 31, 2000 of 1,515,406 shares of common stock. Accordingly, on March 31, 2000, 2,848,739 shares were issued for an aggregate consideration of $3,000,000.

For financial reporting purposes, the Company has accounted for these transactions as an increase in common stock for $3,000,000, recorded net of the applicable costs. The future 5% consulting fees will be accounted for if and when occurred.

The remaining warrants to purchase 20,000 shares of common stock at $2.75 per share are outstanding at March 31, 2003.

The articles of incorporation authorize a class of preferred stock issuable in classes and series with such designations, voting rights, redemption provisions, dividend rates, liquidation and conversion rights, and other preferences and limitations as may be determined by the board of directors. No preferred stock was outstanding at March 31, 2003.

(7)                       Stock Option and Bonus Plans

1985 Stock Option Plan

During November 1985, the Company adopted the 1985 stock option plan to grant incentive and nonqualified stock options to officers and key employees of the Company for the purchase of up to 500,000 shares of the Company’s common stock. Under the Plan, options were granted at prices equal to or greater than fair market value at date of grant. The shares, subject to various limitations, are exercisable over terms not to exceed ten years. No options were granted during the four years ended March 31, 2003. A total of 377,750 options were exercised through March 31, 2003, with 10,000 options left outstanding. The 1985 plan has expired; therefore, no additional options can be issued under its terms.

On March 31, 2003, an employee of the Company was terminated who was previously granted an option to purchase 1,500 shares of common stock at $2.0625 per share. As the terminated employee has 90 days to exercise, the option is outstanding as of March 31, 2003.

Activity under the Plan is summarized as follows:

	Number of shares	Option price per share (average)	Aggregate
Options outstanding at March 31, 2001	11,500	$1.3017	14,970

Options exercised	—	—	—

Options outstanding at March 31, 2002	11,500		14,970

Options canceled	—	—	—

Options outstanding at March 31, 2003	11,500	1.3017	$14,970

On April 28, 1999, the board of directors authorized the issuances of options or warrants to purchase up to an aggregate of 100,000 shares of common stock to directors, employees, or consultants. The options or warrants were to be sold to the grantee at $0.05 per share, to have an exercise price of $1.56 per share, and to have a three-year term from the respective date of grant. Activity for these options and warrants is summarized as follows:

	Shares	Price	Weighted average option price
Warrants outstanding at March 31, 2001	13,000	$1.56	1.56
Issued	—	—	—
Canceled	—	—	—
Exercised	—	—	—
Warrants outstanding at March 31, 2002	13,000		1.56
Issued	—	—	—
Canceled	(8,000)	1.56	1.56
Exercised	—	—	—
Warrants outstanding at March 31, 2003	5,000		1.56

2000 Stock Option Plan

On May 22, 2000, the Company’s board of directors adopted the Stock Option Plan of 2000 of PerfectData Corporation (the 2000 Plan) which provides for the granting of options to directors, officers, employees, and consultants of the Company. The Company’s board of directors reserved 1,000,000 shares of common stock under the 2000 Plan. On September 7, 2000, the Company’s board of directors amended the 2000 Plan to reserve an additional 1,000,000 shares of common stock. On October 19, 2000, the shareholders of the Company approved the 2000 Plan and ratified options previously granted.

Options granted under the 2000 Plan shall be at a price no less than the fair market value of the common stock on the date of grant or in the case of nonqualified stock options at a price equal to or greater than 85% of the fair market value on the date of grant. Options issued under the 2000 Plan are exercisable at various times as determined by the board of directors or its designee.

On October 31, 2001, the Company granted an option to purchase 10,000 shares of common stock at $3.43 per share to each of the five directors. The option price was equal to the fair market value at the time of grant. All of the options described were to become exercisable in four substantially equal installments, commencing with the first anniversary of the respective date of grant.

Effective May 31, 2001, the Company dissolved the Advisory Board. All options held by Advisory Board members were to be exercised within 60 days. No Advisory Board members exercised their options by July 31, 2001. Therefore, options to purchase 100,000 shares of common stock were canceled as of March 31, 2002.

On June 15, 2002, the Company granted an option to purchase 10,000 shares of common stock at $1.60 per share to each of the five directors. The option price was equal to 120% of the fair market value at the time of grant. All of the options described were to become exercisable in three substantially equal installments, commencing with the first anniversary of the respective date of grant.

On September 17, 2002, the board of directors canceled the options granted to each director pursuant to the 2000 Plan, on March 31, 2000 to purchase 25,000 shares of common stock at $18.50 per share and on September 7, 2000, to purchase 25,000 shares of the common stock at $4.63 per share. None of the options to purchase an aggregate of 250,000 shares were exercised.

On September 26, 2002, the Company granted an option to purchase 25,000 shares of common stock at $1.00 per share to each of the five directors. The fair market value of the stock on the date shareholder approval was obtained was below the exercise price. All of the options described were to become exercisable in three substantially equal installments, commencing with the first anniversary of the respective date of grant. In accordance with FIN 44, the Company has adopted variable accounting for these replacement awards. No compensation expense has been recognized in the financial results as the fair market value has not exceeded the exercise price.

On March 31, 2003, an employee of the Company was terminated who was previously granted an option to purchase 1,500 shares of common stock at $3.43 per share. None of the options were exercised. As the terminated employee has 60 days to exercise, the option is outstanding as of March 31, 2003. The option subsequently expired unexercised.

Activity under the Plan is summarized as follows:

	Number of shares	Option price per share (average)	Weighted average option price
Options outstanding at March 31, 2002	260,000	$3.43 – 18.50	11.25
Options granted	175,000	1.00 – 1.60	1.17
Options canceled	(250,000)	3.43 – 18.50	10.97
Options exercised	—	—	—

Options outstanding at March 31, 2003	185,000	1.00 – 3.43	1.29

As of March 31, 2003, options to purchase 2,500 share of common stock are exercisable at a weighted average exercise price of $3.43. As of March 31, 2003, 1,815,000 shares were available for future grants.

The weighted average remaining contractual life of all outstanding options was approximately 9.5 years as of March 31, 2003. The weighted average grant date fair value of all outstanding options was $0.76 at March 31, 2003.

(8)                       Commitments

The Company leases its facility under a noncancelable operating lease that expires June 20, 2003. During 2002, the Company entered into a sublease agreement of certain warehouse space in its facility that expires June 20, 2003.

Rental expense, net of sublease income, was $100,000 and $103,000 for the years ended March 31, 2003 and 2002, respectively.

Minimum rental commitments, net of sublease income of $9,000 for 2004, under operating leases are summarized as follows (in thousands):

2004	$28

(9)                       Subsequent Event

On May 5, 2003, the Company announced that it executed a letter of intent with SuperCom Ltd., an Israeli-based developer of smart card solutions, pursuant to which a newly incorporated subsidiary of the Company in Israel would be merged into SuperCom and SuperCom would become a subsidiary of the Company. In connection with such merger, the shareholders of Supercom would exchange their shares of SuperCom common stock for shares of the Company’s common stock, no par value. The closing of the transaction is subject to certain conditions, including execution of a definitive merger agreement, the completion of due diligence, shareholder approvals, the registration of the shares issued to SuperCom shareholders and the sale or other disposition of the current operations of the Company. There can be no assurance that the merger will be consummated or, if consummated, that it will be consummated on the terms set forth in the letter of intent.

PerfectData Corporation

Index to Exhibits Filed with

Annual Report on Form 10-KSB

Exhibit No.	Description of Exhibit	Page
23	Consent of Independent Auditors	E-2

99.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	E-3

99.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	E-5

99.3	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	E-7

E-1