Form 10QSB
period 2003-06-30
PERFECTDATA CORP
filed 2003-08-14
CIK 719662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number 0-12817

PERFECTDATA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

CALIFORNIA	95-3087593
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

110 West Easy Street
Simi Valley, California	93065-1689
(Address of Principal Executive Offices)	(Zip Code)

As of July 25, 2003, there were 6,159,530 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

Yes ☐    No ☒

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

PERFECTDATA CORPORATION

Balance Sheet

(Unaudited)

(Dollars in thousands)

June 30,
2003
Assets
Current assets:
Cash and cash equivalents	$2,113
Accounts receivable, net	118
Inventories	108
Prepaid expenses and other current assets	76

Total current assets	2,415

Property, plant and equipment, at cost, net	1
$2,416

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$185
Accrued compensation	89
Other accrued expenses	71

Total current liabilities	345

Shareholders’ equity:
Preferred Stock. Authorized 2,000,000 shares; none issued	—
Common Stock, no par value. Authorized 10,000,000 shares; issued and outstanding 6,159,530 shares	11,206
Accumulated deficit	(9,135)

Net shareholders’ equity	2,071
$2,416

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended June 30,
	2003	2002

Net sales	$725	$564

Cost of goods sold	470	365

Gross profit	255	199

Selling, general and administrative expenses	354	331

Loss from operations	(99)	(132)

Other income:
Other, net	5	12

Net loss	(94)	(120)

Net loss per common share - basic and diluted	$(.02)	$(.02)

Weighted average shares outstanding - basic and diluted	6,159	6,159

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Cash Flows

(Unaudited)

(Dollars in  thousands)

	Three Month Period Ended June 30,
	2003	2002

Cash Flows from operating activities:
Net loss	$(94)	$(120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	5
(Increase) decrease in accounts receivable	40	(10)
Decrease in inventories	80	15
Increase in prepaid expenses and other assets	(14)	(20)
Increase (decrease) in accounts payable	(98)	90
Increase (decrease) in accrued expenses	21	(3)

Net cash used in operating activities	(60)	(43)

Decrease in cash and cash equivalents	(60)	(43)
Cash and cash equivalents at beginning of period	2,173	2,758

Cash and cash equivalents at end of period	$2,113	$2,715

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Notes to Financial Statements

1.                                       All adjustments included in the financial statements in this Report are of a normal recurring nature and are necessary to present fairly the Company’s financial position as of June 30, 2003 and the results of its operations and cash flows for the three months ended June 30, 2003 and 2002.  Results of operations for the interim periods are not necessarily indicative of results of operations for a full year due to external factors that are beyond the control of the Company.  This Report should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003 (“Annual Report 2003”).

During recent months certain major shareholders of the Company on their own initiative had discussed with Harris A. Shapiro, the Chairman of the Board and Chief Executive Officer of the Company, what actions in their opinion the Board should adopt that would be most beneficial to the shareholders of the Company.  Mr. Shapiro pointed out to these shareholders, among other matters, that, especially in view of the contemplated transaction with SuperCom, the major customers of the Company were concerned as to how much longer the Company would continue its current operations, and that the lease for the Company’s premises would expire on June 20th, raising the question as to whether it was feasible to renew the lease on any long-term basis.  He also reported to these shareholders that the Company was in discussions with several possible purchasers.  As a result of these discussions, the participants concluded that the Company should seek to sell these operations, whether or not the SuperCom transaction was consummated, or, if a sale to a third party was not feasible, to liquidate the Company’s inventory and collect its accounts receivable, while waiting the outcome of the SuperCom transaction.  The participants in these discussions concluded that either such action, if successfully implemented, would cut the continuing losses and thereby help preserve the Company’s principal asset, its cash and cash equivalents.

On June 22, 2003, the Company’s Board of Directors authorized, subject to obtaining shareholders’ approval, a sale of its operations or, if a sale is not feasible, a liquidation thereof.

2.                                       Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories are summarized as follows (in thousands):

June 30, 2003
(unaudited)

Raw materials	$25
Work in process	1
Finished products	82

$108

3.                                       Property and Equipment

Property and equipment consist of (in thousands):

June 30, 2003
(unaudited)

Machinery and equipment	$309
Furniture and fixtures	84
Leasehold improvements	155
548

Less accumulated depreciation and amortization	(547)

$1

4.                                       Income taxes

At June 30, 2003, the Company had net operating loss (NOL) carryforwards of approximately $4,976,134 for federal income tax purposes expiring in varying amounts through 2020.  The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2003 if not utilized.  Additionally, the Company has general business tax credit carryforwards of $12,000 which will begin to expire in 2006.

SFAS 109 requires that the tax benefit of such NOLs and other deferred tax assets be recorded as an asset using current tax rates to the extent management assesses the utilization of such NOLs and other assets to be more likely than not.  Management has determined that future taxable income of the Company will likely not be sufficient to realize the recorded deferred tax asset of $1,903,754.  As such, the Company has recorded a valuation allowance of $1,903,754.

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

6.             Stock-Based Compensation

                The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.  Due to the reduction of the exercise price of fixed stock options through the cancellation of stock option awards and the granting of replacement awards, per FIN No. 44, Accounting for Certain Transactions involving Stock Compensation, the Company has adopted variable accounting for the replacement awards, per FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

                The Company applies APB Option No. 25 in accounting for its employees and director stock option plans.  Had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 and SFAS No. 148, the Company’s net loss would have been increased to the pro forma amounts indicated below.  The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model, assuming a risk-free interest rate of 4.57% - 6.26%, a ten-year term, 50% volatility, and $0 expected dividend rate.

	2003	2002

Net income, as reported	$(94)	(120)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(4)	(30)
Pro forma net income	$(98)	(150)
Basic and diluted net loss per common share:
As reported	$(0.02)	(0.02)
Pro forma	(0.02)	(0.02)

                During the quarter ended June 30, 2003, the Board of Directors approved the issuance of 50,000 shares of the Company's Common Stock to a director as compensation for past services.  These shares were fully vested at the issuance date of July 31, 2003 and accordingly, $51,500 was accrued and recognized as a charge to selling, general and administrative expenses for the quarter ended June 30, 2003.

7.                                       Subsequent Event

On July 8, 2003, the Company announced that it had entered into an Agreement and Plan of Merger and Recapitalization dated July 2, 2003 (the “Merger Agreement”) with SuperCom.  SuperCom’s shareholders would receive approximately 72.5% of the outstanding shares of the Common Stock (subject to upward adjustment) and the right to name six of the eight directors if shareholders of the Company and SuperCom approve the Merger Agreement and the related transactions.  The closing of the Merger Agreement is subject to certain conditions, including shareholder approvals, the registration of the shares to be issued to the SuperCom shareholders and the sale or other disposition of the current operations of the Company.

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

Results of Operations

Net sales for the first fiscal quarter ended June 30, 2003 (“current quarter”) increased $161,000, or 29%, to $725,000 from net sales of $564,000 in the year-earlier period.  The increased sales were a result of an increase in sales volume with the Company’s existing customers.

Cost of Goods Sold as a percentage of net sales was 65%, consistent with the year-earlier period.

Selling, General and Administrative Expenses (“Expenses”) for the current quarter were $354,000 as compared to $331,000 in the year-earlier period, an increase of $23,000.  The Board of Directors awarded the Chairman of the Audit Committee 50,000 shares of the Company’s Common Stock as compensation for his services over the past three years.  Although the shares were issued July 31, 2003, subsequent to the current quarter, since the compensation was for past services performed, the Company has recorded in the current quarter $51,500 of compensation expense related to these shares.  The increase in Expenses was partially offset by a decrease in commission expense.  The majority of sales in the current quarter were handled by Company personnel rather than independent representative groups. The Company also realized a savings in freight costs. With certain accounts, products were shipped directly from the suppliers to the customers.

Other Income for the current quarter was dividend income of $5,000 as compared to dividend income of $12,000 in the year-earlier period.

The decreased net loss for the current quarter directly related to the increased sales.

As previously announced on May 5, 2003, the Company executed a letter of intent with SuperCom Ltd., (“SuperCom”), an Israeli-based developer of smart card solutions, pursuant to which a newly incorporated subsidiary of the Company in Israel would be merged into SuperCom and SuperCom would become a subsidiary of the Company.  In connection with such merger, the shareholders of SuperCom would exchange their shares of SuperCom common stock for shares of the Company’s Common Stock, no par value, (the “Common Stock”).

Subsequent to the current quarter, the Company announced on July 8, 2003 that it had entered into an Agreement and Plan of Merger and Recapitalization dated July 2, 2003 (the “Merger Agreement”) with SuperCom.  A copy of the Merger Agreement was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 9, 2003.  SuperCom’s shareholders would receive approximately 72.5% of the outstanding shares of the Common Stock (subject to upward adjustment) and the right to name six of the eight directors if shareholders of the Company and SuperCom approve the Merger Agreement and the related transactions.  The closing of the Merger Agreement is subject to certain conditions, including shareholder approvals, the registration of the shares to be issued to the SuperCom shareholders and the sale or other disposition of the current operations of the Company.

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased $60,000 from $2,173,000 at March 31, 2003 to $2,113,000 at June 30, 2003.  The decrease in cash during the current three-month period resulted from cash used in operating activities of $60,000, which was primarily the result of the net loss of $94,000 as well as a decrease in accounts payable, partially offset by a decrease in inventories and accounts receivable.

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

Recent Accounting Pronouncements

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

Forward-Looking and Cautionary Statements

With the exception of historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements that involve risks and uncertainties.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying information that is forward-looking and, accordingly, involves risks and uncertainties, including, without limitation, statements regarding the Company’s future financial performance, the results or success of discussions with other entities on mergers, acquisitions, or alliance possibilities and expansion of the Company’s current product offerings.  Other risks are discussed in the Annual Report 2003.  As a result, actual results may differ materially from those described in the forward-looking statement.  The Company cautions that the foregoing list of important factors is not exclusive.  The Company does not undertake to update any forward-looking statement in this Report.

Item 3.                                                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has a CEO and a CFO/CAO, constituting all of management, and six employees to conduct operations.  The CEO and CFO/CAO performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003.  Because of its small size and limited number of personnel, the Company does not currently have elaborate written procedures, nor does management believe that such elaborate written procedures are currently necessary to ensure accurate reporting in the Company’s periodic reports.  The Audit Committee and management will review this requirement should the Company’s operations expand, as to which expansion there can be no assurance.  In making their evaluation, the CEO and CFO/CAO consulted with the Company’s outside counsel.  Based on that evaluation, the two officers concluded that the Company’s disclosure controls and procedures were adequate and effective, as of June 30, 2003, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Report was being prepared.  Their evaluation was reported to the Chairman of the Audit Committee in connection with his review, acting on behalf of the Audit Committee as permitted by the Audit Committee Charter, of this Report prior to its filing.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls since the date of their evaluation.

PART II.                                                OTHER INFORMATION

Item 5.                                                           Other Information

During recent months certain major shareholders of the Company on their own initiative had discussed with Harris A. Shapiro, the Chairman of the Board and Chief Executive Officer of the Company, what actions in their opinion the Board should adopt that would be most beneficial to the shareholders of the Company.  Mr. Shapiro pointed out to these shareholders, among other matters, that, especially in view of the contemplated transaction with SuperCom, the major customers of the Company were concerned as to how much longer the Company would continue its current operations, and that the lease for the Company’s premises would expire on June 20th, raising the question as to whether it was feasible to renew the lease on any long-term basis.  He also reported to these shareholders that the Company was in discussions with several possible purchasers.  As a result of these discussions, the participants concluded that the Company should seek to sell these operations, whether or not the SuperCom transaction was consummated, or, if a sale to a third party was not feasible, to liquidate the Company’s inventory and collect its accounts receivable, while waiting the outcome of the SuperCom transaction.  The participants in these discussions concluded that either such action, if successfully implemented, would cut the continuing losses and thereby help preserve the Company’s principal asset, its cash and cash equivalents.

On June 22, 2003, the Company’s Board of Directors authorized, subject to obtaining shareholders’ approval, a sale of its operations or, if a sale is not feasible, a liquidation thereof.

By an agreement dated as of July 15, 2003, a copy of which is filed as Exhibit 10 hereto and incorporated herein by this reference, these shareholders and the directors and executive officers of the Company agreed to seek shareholder consent to a sale or liquidation of the current operations of the Company in accordance with Sections 153 and 1001(a) of the California General Corporation Law and Section 14 of the Securities Exchange Act of 1934, as amended, and Regulation 14C thereunder.

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit No.	Description of Exhibit

	2.1	Agreement and Plan of Merger and Recapitalization dated July 2, 2003 by and between the Company and SuperCom(1)

	10.	Agreement dated as of July 15, 2003 by and among certain principal shareholders, the directors and the executive officers of the Company(2)

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (2)

Exhibit No.	Description of Exhibit

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (2)

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (3)

(1)                                  Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 9, 2003.

(2)                                  Filed herewith.

(3)                                  Furnished herewith.

(b)                                  Reports on Form 8-K

(1)                                  On April 17, 2003, the Company filed a Form 8-K reporting, under Item 5, that on April 15, 2003 the Company issued a press release reporting that, effective as of the opening of business on April 17, 2003, the Company’s Common Stock would be delisted from the Nasdaq SmallCap Market.

(2)                                  On May 5, 2003, the Company filed a Form 8-K reporting, under item 5, that on May 5, 2003, the Company issued a press release reporting that SuperCom Ltd. and the Company executed a non-binding letter of intent which set forth the preliminary terms and conditions of a proposed merger transaction.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFECTDATA CORPORATION

	By:	/s/ Irene J. Marino
Irene J. Marino
Authorized Officer and Principal Financial
and Accounting Officer

Date: August 8, 2003

PerfectData Corporation

Index to Exhibits Filed with

Quarterly Report on Form 10-QSB

Exhibit No.	Description of Exhibit	Page

10	Agreement dated as of July 15, 2003 by and among certain principal shareholders, the directors and executive officers of the Company	E-2

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	E-9

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	E-11

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	E-13

E-1