Form 10QSB
period 2003-09-30
PERFECTDATA CORP
filed 2003-11-14
CIK 719662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number 0-12817

PERFECTDATA CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

CALIFORNIA	95-3087593
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1445 East Los Angeles Avenue Suite 208 Simi Valley, California 93065	93065-2827
(Address of Principal Executive Offices)	(Zip Code)

110 West Easy Street, Simi Valley, CA 93065

(Former Name, Former Address and Former Fiscal Year

if Changed Since Last Report)

As of October 27, 2003, there were 6,209,530 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

Yes ☐        No  ☒

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

PERFECTDATA CORPORATION

Balance Sheet

(Unaudited)

(Dollars in thousands)

September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$2,053
Accounts receivable, net	309
Inventories	91
Prepaid expenses and other current assets	69

Total current assets	2,522

Property, plant and equipment, at cost, net	—
$2,522

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$453
Accrued compensation	38
Other accrued expenses	74

Total current liabilities	565

Shareholders’ equity:
Preferred Stock. Authorized 2,000,000 shares; none issued	—
Common Stock, no par value. Authorized 10,000,000 shares; issued and outstanding 6,209,530 shares	11,258
Accumulated deficit	(9,301)

Net shareholders’ equity	1,957
$2,522

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net sales	$708	$490	$1,433	$1,054

Cost of goods sold	462	322	932	687

Gross profit	246	168	501	367

Selling, general and administrative expenses	416	425	770	756

Loss from operations	(170)	(257)	(269)	(389)

Other income:
Other, net	4	10	9	22
Net loss	(166)	(247)	(260)	(367)

Net loss per common share - basic and diluted	$(.03)	$(.04)	$(.04)	$(.06)

Weighted average shares outstanding - basic and diluted	6,193	6,159	6,176	6,159

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six-Month Period Ended September 30,
	2003	2002
Cash Flows from operating activities:
Net loss	$(260)	$(367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	10
Stock issued for services	52	—
Increase in accounts receivable	(151)	(39)
Decrease in inventories	97	16
Increase in prepaid expenses and other assets	(7)	(11)
Increase in accounts payable	170	224
Increase (decrease) in accrued expenses	(27)	1

Net cash used in operating activities	(120)	(166)

Decrease in cash and cash equivalents	(120)	(166)
Cash and cash equivalents at beginning of period	2,173	2,758

Cash and cash equivalents at end of period	$2,053	$2,592

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Notes to Financial Statements

1.             All adjustments included in the financial statements in this Report are of a normal recurring nature and are necessary to present fairly the Company’s financial position as of September 30, 2003 and the results of its operations and cash flows for the six months ended September 30, 2003 and 2002.  Results of operations for the interim periods are not necessarily indicative of results of operations for a full year due to external factors that are beyond the control of the Company.  This Report should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003 (“Annual Report 2003”).

As previously reported on July 2, 2003, the Company entered into an Agreement and Plan of Merger and Reorganization with SuperCom Ltd., an Israeli corporation (“SuperCom”), setting forth the terms and conditions of a proposed merger transaction between SuperCom and the Company.  If such transaction is consummated, the shareholders of SuperCom would own more than 70% of the outstanding shares of the Common Stock of the combined companies and have the right to elect more than a majority of the directors.  SuperCom is a developer of smart cards and ID solutions.  The closing of the merger agreement is subject to various conditions, including the approval of the Company’s shareholders.

2.             Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.  Inventories are summarized as follows (in thousands):

September 30, 2003
(unaudited)
Raw materials	$5
Work in process	1
Finished products	85

$91

3.             Property and Equipment

Property and equipment consist of (in thousands):

September 30, 2003
(unaudited)
Machinery and equipment	$309
Furniture and fixtures	84
Leasehold improvements	155
548
Less accumulated depreciation and amortization	(548)

$—

4.             Income taxes

At September 30, 2003, the Company had net operating loss (NOL) carryforwards of approximately $5,196,033 for federal income tax purposes expiring in varying amounts through 2020.  The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2003 if not utilized.  The Company anticipates that the issuance of additional shares of the Company’s Common Stock to the shareholders of SuperCom, when and if the previously reported proposed merger transaction with SuperCom is consummated (currently expected to be in late December at the earliest, but more probably in early 2004), will result in a significant limitation on the use by the Company (or any successor thereto) of the net operating loss carry forwards of the combined companies. Additionally, the Company has general business tax credit carryforwards of $12,000 which will begin to expire in 2006.

SFAS 109 requires that the tax benefit of such NOLs and other deferred tax assets be recorded as an asset using current tax rates to the extent management assesses the utilization of such NOLs and other assets to be more likely than not.  Management has determined that future taxable income of the Company will likely not be sufficient to realize the recorded deferred tax asset of $1,964,306.  As such, the Company has recorded a valuation allowance of $1,964,306.

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

6.             Shareholders’ Equity

On July 31, 2003, the Company issued 50,000 shares of the Company’s Common Stock to the Chairman of the Audit Committee as compensation for his services over the past three years.  During the quarter ended June 30, 2003, the Company had recorded compensation expense of $51,500 for the shares.

7.             Stock-Based Compensation

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

Net loss, as reported	$(166)	(247)	(260)	(367)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(8)	(12)	(12)	(42)
Pro forma net loss	$(174)	(259)	(272)	(409)
Basic and diluted net loss per common share:
As reported	$(0.03)	(0.04)	(0.04)	(0.06)
Pro forma	(0.03)	(0.04)	(0.04)	(0.07)

8.             Subsequent Event

On October 8, 2003, the Company announced that it had entered into an agreement with Spray Products Corporation (“Spray”) to sell Spray the operating assets of the Company.  These assets will include inventory, customer list, equipment, certain accounts receivable and trade payables.  The transaction is subject to the Company formalizing shareholder approval.  Beginning November 1, 2003, Spray has acted as a manager for fulfillment of orders for the Company’s customers.

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

See “Results of Operations” for information relating to the Company’s agreement to sell its operating business and the potential buyer’s assumption of managing orders effective as of November 1, 2003.  As a result, the valuation of inventory will no longer be a critical accounting policy so long as such arrangement is in effect or after the sale is consummated.

Results of Operations

Net sales for the second fiscal quarter ended September 30, 2003 (“current quarter”) increased $218,000, or 44%, to $708,000 from net sales of $490,000 in the year-earlier period. Net sales for the six months ended September 30, 2003 (“current six-month period”) increased $379,000, or 36%, to $1,433,000 from net sales of $1,054,000 in the year-earlier period.  The increased sales were a result of an increase in sales volume with the Company’s existing customers.

Cost of Goods Sold as a percentage of net sales for the current quarter and current six-month period was 65%, respectively, consistent with the year-earlier periods.

Selling, General and Administrative Expenses (“Expenses”) for the current quarter were $416,000 as compared to $425,000 in the year-earlier period.  Expenses for the current six-month period were $770,000 as compared to $756,000 in the year-earlier period.  Expenses in both the current six-month period and the year-earlier period have been impacted by the efforts to seek a strategic acquisition.  An aggregate of $119,000 in Expenses relating to the SuperCom transaction were incurred in the current six-month period and an aggregate of $115,000 in Expenses relating to an aborted transaction in the year-earlier period.  In addition, the Company recorded in the current six-month period a compensation expense of $51,500 related to the 50,000 shares of this Company’s Common Stock issued to the Chairman of the Audit Committee for his services as such.  The Company also incurred legal and other expenses in the current six-month period of $26,000 relating to the execution of the agreement with Spray (see the third succeeding paragraph), negotiations with other potential purchasers and securing major shareholders’ approval of the prospective sale.  As previously reported, the Board of Directors of the Company believes that consummation of the SuperCom and Spray transactions is in the best interests of both the Company and its shareholders for a number of reasons, including, without limitation, to stem the continuing operational losses from the existing business, despite management efforts to reduce expenses, and to deal with threats that the Company’s two major customers, which accounted for approximately 83% of the Company’s sales in the current six-month period, could choose other vendors.  In addition, as previously reported, SuperCom has made divesture of the Company’s current business a condition precedent to its closing the transaction.

Other Income for the current quarter was dividend income of $4,000 as compared to dividend income of $10,000 in the year-earlier period.  Other Income for the current six-month period was dividend income of $9,000 as compared to dividend income of $22,000 in the year-earlier period.

The decreased net loss in the current quarter and current six-month period directly related to the increased sales.

Subsequent to the current quarter, the Company announced on October 8, 2003, that it had entered into an agreement with Spray Products Corporation (“Spray”) to sell Spray the operating assets of the Company.  A copy of the Asset Purchase Agreement was filed as Exhibit A to the Company’s Current Report on Form 8-K filed on October 8, 2003.  The purchase price will be the value of the inventory, plus collectible receivables, plus the sum of $100,000, less the assumed liabilities.  The transaction is subject to the Company formalizing shareholder approval.  Beginning November 1, 2003, Spray has acted as manager for fulfillment of orders for the Company’s customers.  Transferring fulfillment of orders to Spray has enabled the Company to relocate to a smaller facility and to reduce the number of employees. The Company has completed its move into the smaller facility and is leasing office space for a six-month term.

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased $120,000 from $2,173,000 at March 31, 2003 to $2,053,000 at September 30, 2003.  The decrease in cash during the current six-month period resulted from cash used in operating activities of $120,000, which was primarily the result of the net loss of $260,000 as well as an increase in accounts receivable, partially offset by a decrease in inventories and an increase in accounts payable.

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

Forward-Looking and Cautionary Statements

With the exception of historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements that involve risks and uncertainties.  In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying information that is forward-looking and, accordingly, involves risks and uncertainties, including, without limitation, statements regarding the Company’s future financial condition and the success of the Company’s proposed merger transaction with SuperCom and sale to Spray.  Other risks are discussed in the Annual Report 2003.  As a result, actual results may differ materially from those described in the forward-looking statement.  The Company cautions that the foregoing list of important factors is not exclusive.  The Company does not undertake to update any forward-looking statement in this Report.

Item 3.                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has a CEO and a CFO/CAO, constituting all of management, and, during the reporting period, six employees to conduct operations.  The CEO and CFO/CAO performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003.  Because of its small size and limited number of personnel, the Company does not currently have elaborate written procedures, nor does management believe that such elaborate written procedures are currently necessary to ensure accurate reporting in the Company’s periodic reports.  The Audit Committee and management will review this requirement should the Spray transaction be terminated, as to which there can be no assurance.  The then Audit Committee and management will, of course, review this requirement as a result of the Company consummating the SuperCom transaction, as to which consummation there can be no assurance.  In making their evaluation, the CEO and CFO/CAO consulted with the Company’s outside counsel.  Based on that evaluation, the two officers concluded that the Company’s disclosure controls and procedures were adequate and effective, as of September 30, 2003, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Report was being prepared.  Their evaluation was reported to the Audit Committee in connection with their review of this Report prior to its filing.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls since the date of their evaluation.

PART II.                OTHER INFORMATION

Item 2.                   Change in Securities

(a)           Not applicable.

(b)           Not applicable.

(c)           (i)            On July 31, 2003, the Company issued 50,000 shares of its Common Stock.

(ii)           There were no underwriters for the transaction.  The Company issued the shares to Corey P. Schlossmann, a director and the Chairman of the Audit Committee of the Board of Directors of the Company.

(iii)          The shares were issued as compensation for Mr. Schlossmann’s past (during the past three years), current and future services as the Chairman of the Audit Committee.

(iv)          The Company believes that the issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction not involving a public offering.  The shares were issued to only one offeree, who gave an investment representation to the Company.

(v)           Not applicable.

(vi)          Not applicable.

Item 5.                   Other Information

As previously reported, on October 3, 2003, the Company entered into an Asset Purchase Agreement with Spray Products Corporation (“Spray”) pursuant to which the Company agreed to sell substantially all of its operating assets to Spray.  Effective November 1, 2003, Spray began to act as manager for the fulfillment of orders from the Company’s customers.  Also, as previously reported, Spray is entitled, as compensation for its services, to a fee of 7 1/2% of the Net Sales (as such term is defined in the Asset Purchase Agreement), payable monthly.  A copy of the Asset Purchase Agreement was filed as an Exhibit A to the Company’s Current Report on Form 8-K filed on October 9, 2003 and is incorporated herein as Exhibit 10.1 hereto by this reference.

As a result of the commencement of Spray’s management of the Company’s operating business, the Company reduced its employees from eight to four (including its Chief Executive Officer) and moved to a smaller office at 1445 East Los Angeles Avenue, Suite 208, Simi Valley, CA  93065 and vacated its former headquarters.

As previously reported, the holders of a majority of the outstanding shares of the Company’s Common Stock had agreed, pursuant to an agreement dated as of July 15, 2003 (the “Shareholders Agreement”), to authorize the Company to sell its inventory, intellectual property and business operations and that, whenever shareholder approval was requested, they would consent.  A copy of the Shareholders Agreement was filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 and is incorporated herein as Exhibit 10.2 hereto by this reference.  On October 24, 2003, the Company filed its Registration Statement on Form S-4, File No. 333-109979 (the “Registration Statement”), under the Securities Act relating, in part, to the proxy material which the Company intends to use in connection with the solicitation of proxies for its Annual Meeting of Shareholders, at which meeting shareholder approval would be sought for the SuperCom transaction and other related matters.  Included in the Notice of the Annual Meeting will be a notice to those shareholders who did not consent (the “Non-Consenting Shareholder Notice”), pursuant to Section 603 of the California General Corporation Law, that the Company has secured consents from shareholders holding more than a majority of the outstanding shares of the Common Stock (which consents the Company will obtain pursuant to the Shareholders Agreement) approving the sale to Spray and that the closing of the sale to Spray of the assets will occur on the 21st day after the sending of the Non-Consenting Shareholder Notice to these shareholders.  Unless and until the Registration Statement is declared effective under the Securities Act, there can be no assurance as to when the Closing with Spray will occur, if at all.

Item 6.                   Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit No.	Description of Exhibit

10.1	Asset Purchase Agreement entered into as of October 3, 2003 by and between PerfectData Corporation and Spray Products Corporation(1)

10.2	Agreement dated as of July 15, 2003 by and among certain principal shareholders, the directors and the executive officers of the Company (2)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (3)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (3)

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (4)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 8, 2003.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

(3)	Filed herewith.

(4)	Furnished herewith.

(b)           Reports on Form 8-K

(1)   On July 9, 2003, the Company filed a Form 8-K reporting, under Item 5, that on July 8, 2003, the Company issued a press release reporting that SuperCom Ltd. and the Company executed an Agreement and Plan of Merger and Reorganization dated July 2, 2003, which set forth the terms and conditions of a proposed merger transaction.

(2)   On October 8, 2003, the Company filed a Form 8-K reporting, under Item 5, that on October 3, 2003, Spray Products Corporation and the Company entered into an Asset Purchase Agreement which set forth the terms and conditions to sell substantially all the operating assets of the Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFECTDATA CORPORATION

	By:	/s/	Irene J. Marino
Irene J. Marino
Authorized Officer and Principal Financial and Accounting Officer

Date: November 7, 2003

PerfectData Corporation

Index to Exhibits Filed with

Quarterly Report on Form 10-QSB

Exhibit No.	Description of Exhibit	Page

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	E-2

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934	E-4

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	E-6

E-1