Form 10KSB/A
period 2003-03-31
PERFECTDATA CORP
filed 2003-12-09
CIK 719662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                  FORM 10-KSB/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

               Issuer's Telephone Number, Including Area Code:
                                 (805) 581-4000

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

Yes|X| No|_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year: $2,005,000.

As of May 31, 2003, the aggregate market value of the voting stock held by nonaffiliates of the issuer was $3,619,800.

As of May 31, 2003, the issuer had 6,159,530 shares of Common Stock outstanding.

     The Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003 (the "Annual Report") is hereby amended to add Item 8A and to update the Certifications Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 filed as Exhibits 99.1 and 99.2 to the Annual Report. Except as so amended, there is no other change to the Annual Report.


Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company has a CEO and a CFO/CAO, constituting all of management, and, during the reporting period, six employees to conduct operations. The CEO and CFO/CAO performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2003. Because of its small size and limited number of personnel, the Company does not currently have elaborate written procedures, nor does management believe that such elaborate written procedures are currently necessary to ensure accurate reporting in the Company's periodic reports. The then Audit Committee and management will, of course, review this requirement as a result of the Company consummating the proposed SuperCom transaction, as to which consummation there can be no assurance. In making their evaluation, the CEO and CFO/CAO consulted with the Company's outside counsel. Based on that evaluation, the two officers concluded that the Company's disclosure controls and procedures were adequate and effective, as of March 31, 2003, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Report was being prepared. Their evaluation was reported to the Audit Committee in connection with its review of this Report prior to its filing.

Changes in Internal Controls

     There has been no significant change in the Company's internal control over financial reporting identified in connection with their evaluation that occurred during the quarter ended March 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PERFECTDATA CORPORATION

                                      By: /s/Irene J. Marino_________
                                             --------------------------
                                            Irene J. Marino, Authorized Officer
                                            and Principal Financial and
                                            Accounting Officer

Date: December 8, 2003

                             PerfectData Corporation
                          Index to Exhibits Filed with
                               Amendment No. 1 to
                          Annual Report on Form 10-KSB

Exhibit No.                 Description of Exhibit                         Page

  99.1         Certification of Chief Executive Officer Pursuant to
               Rule 13a-14 under the Securities Exchange Act of 1934        E-2

  99.2         Certification of Chief Financial Officer Pursuant to
               Rule 13a-14 under the Securities Exchange Act of 1934        E-4