Form 10QSB
period 2003-12-31
PERFECTDATA CORP
filed 2004-02-17
CIK 719662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number 0-12817

PERFECTDATA CORPORATION

(Exact Name of Small Business Issues as Specified in Its Charter)

CALIFORNIA	95-3087593
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1445 East Los Angeles Avenue Suite 208 Simi Valley, California 93065	(805) 581-4000
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

As of January 30, 2004, there were 6,209,530 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

Yes ☐	No ☒

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

PERFECTDATA CORPORATION

Balance Sheet

(Unaudited)

(Dollars in thousands)

December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$2,106
Accounts receivable, net	145
Prepaid expenses and other current assets	70

Total current assets	2,321

Property, plant and equipment, at cost, net	—
$2,321

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$418
Accrued compensation	34
Other accrued expenses	123

Total current liabilities	575

Shareholders’ equity:
Preferred Stock. Authorized 2,000,000 shares; none issued	—
Common Stock, no par value. Authorized 10,000,000 shares; issued and outstanding 6,209,530 shares	11,258
Accumulated deficit	(9,512)

Net shareholders’ equity	1,746
$2,321

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Operations

(Unaudited)

(Amounts in thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002

Net sales	$636	$500	$2,069	$1,554

Cost of goods sold	420	326	1,352	1,013

Gross profit	216	174	717	541

Selling, general and administrative expenses	431	310	1,201	1,066

Loss from operations	(215)	(136)	(484)	(525)

Other income:
Other, net	4	9	13	31
Net loss	(211)	(127)	(471)	(494)

Net loss per common share - basic and diluted	$(.03)	$(.02)	$(.08)	$(.08)

Weighted average shares outstanding - basic and diluted	6,209	6,159	6,187	6,159

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine-Month Period Ended December 31,
	2003	2002

Cash Flows from operating activities:
Net loss	$(471)	$(494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	15
Stock issued for services	52	—
(Increase) decrease in accounts receivable	13	(64)
(Increase) decrease in inventories	188	(14)
Increase in prepaid expenses and other assets	(8)	(2)
Increase in accounts payable	135	50
Increase in accrued expenses	18	7

Net cash used in operating activities	(67)	(502)

Decrease in cash and cash equivalents	(67)	(502)
Cash and cash equivalents at beginning of period	2,173	2,758

Cash and cash equivalents at end of period	$2,106	$2,256

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Notes to Financial Statements

1.                                       All adjustments included in the financial statements in this Report are of a normal recurring nature and are necessary to present fairly the Company’s financial position as of December 31, 2003 and the results of its operations and cash flows for the nine months ended December 31, 2003 and 2002.  Results of operations for the interim periods are not necessarily indicative of results of operations for a full year due to external factors that are beyond the control of the Company.  This Report should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003 (“Annual Report 2003”).

As previously reported, on October 3, 2003, the Company entered into an Asset Purchase Agreement (the “APA”) with Spray Products Corporation (“Spray”), pursuant to which the Company agreed to sell to Spray (or a Spray affiliate) substantially all of the operating assets of the Company for a price equal to the sum of the value of the inventory, collectible accounts receivable and $100,000, less the amount of trade payables which are being assumed by Spray.

Since November 1, 2003, Spray has, pursuant to the APA, been acting as a manager for the fulfillment of orders from the Company’s customers.  As compensation for Spray’s services, Spray is receiving a fee of 7 ½% of net sales.  As a result of the management arrangement with Spray, the Company has moved to smaller facilities and reduced its staff, thereby reducing its ongoing overhead expenses.  As an example, the Company expects to save approximately $11,000 per month in rent and related facility costs.

The Board of Directors, after consultation with certain major shareholders, had elected in June 2003, to sell the operating business assets of the Company because, despite efforts by the Company during the prior fiscal years which had increased sales and reduced expenses, the Company continues to operate at a loss, thereby diluting the Company’s cash, which is its major asset.  The Board concluded that a sale or liquidation of the operating assets was in the best interests of the Company and its shareholders even if no acquisition or merger (including the then pending transaction with SuperCom) was effected.

The Company will seek shareholders’ approval, by consents in lieu of holding a meeting, to permit the sale of its operating assets to Spray.  At such time as the Company has obtained formal approval of its shareholders to permit the sale to Spray, the Company will have no operations and will thereafter receive no revenues until an acquisition or merger is effected.

As previously reported, on July 2, 2003, the Company entered into the Merger Agreement and related agreements with SuperCom, an Israeli corporation, culminating the negotiations which had begun in April 2003.  SuperCom is engaged in the research, development and marketing of advanced technologies and products for government secured ID projects and smart card production technology.  On January 20, 2004, the Company reported that the Merger Agreement had terminated.

The Board of Directors of the Company does not intend to liquidate the Company, but instead, with the Company having cash or cash equivalents currently in excess of $1,500,000, the Board intends to continue its search for a suitable merger or acquisition candidate. Even though the Company will have no operations, the Company believes its listing is valuable and therefore makes it a  viable merger candidate. During the past three fiscal years, the Company had been seeking acquisitions which have not been related to its current business. The Board was of the opinion that profitability on a continuous basis would not be achieved absent an acquisition of a new business or businesses and/or new products.  However, the Board can not determine when any such acquisition will be consummated, if at all. During recent years, three potential acquisitions (including SuperCom) were actively pursued; however, all terminated for different reasons and the Company incurred expenses in connection therewith.

No adjustments have been made to the financial statements as a result of these uncertainties.

2.                                       Inventories

Pursuant to the APA, the Company transferred its inventory on hand at October 31, 2003 to Spray.  Pursuant to this agreement, Spray will pay the Company for the inventory at the time of the close of the transaction.  The Company reclassified its inventory, with a net book value of $28,000, to other current assets.

3.                                       Property and Equipment

Property and equipment consist of (in thousands):

December 31, 2003
(unaudited)

Machinery and equipment	$296
Furniture and fixtures	7
303
Less accumulated depreciation	(303)

$—

4.                                       Income taxes

At December 31, 2003, the Company had net operating loss (NOL) carryforwards of approximately $5,381,598 for federal income tax purposes expiring in varying amounts through 2023.  The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a “change in ownership” as defined in the Internal Revenue Code occur, will begin to expire in 2009 if not utilized.  Additionally, the Company has general business tax credit carryforwards of $12,000 which will begin to expire in 2006.

SFAS 109 requires that the tax benefit of such NOLs and other deferred tax assets be recorded as an asset using current tax rates to the extent management assesses the utilization of such NOLs and other assets to be more likely than not.  Management has determined that future taxable income of the Company will likely not be sufficient to realize the recorded deferred tax asset of $2,034,270.  As such, the Company has recorded a valuation allowance of $2,034,270.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(000's, except per share amounts)		(000's, except per share amounts)

Net loss, as reported	$(211)	(127)	(471)	(494)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(8)	(1)	(20)	(3)
Pro forma net loss	$(219)	(128)	(491)	(497)

Basic and diluted net loss per common share:
As reported	$(0.03)	(0.02)	(0.08)	(0.08)
Pro forma	(0.04)	(0.02)	(0.08)	(0.08)

8.                                       Subsequent Event

On January 20, 2004, the Company announced that the Agreement and Plan of Merger and Reorganization dated as of July 2, 2003 (the “Merger Agreement”) by and between the Company and SuperCom Ltd. (“SuperCom”) and related agreements had terminated.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Proposed Sale of Current Business Operations

As previously reported, on October 3, 2003, the Company entered into an Asset Purchase Agreement (the “APA”) with Spray Products Corporation (“Spray”), pursuant to which the Company agreed to sell to Spray (or a Spray affiliate) substantially all of the operating assets of the Company for a price equal to the sum of the value of the inventory, collectible accounts receivable and $100,000, less the amount of trade payables which are being assumed by Spray.

Since November 1, 2003, Spray has, pursuant to the APA, been acting as a manager for the fulfillment of orders from the Company’s customers.  As compensation for Spray’s services, Spray is receiving a fee of 7 ½% of net sales.  As a result of the management arrangement with Spray, the Company has moved to smaller facilities and reduced its staff, thereby reducing its ongoing overhead expenses.  As an example, the Company expects to save approximately $11,000 per month in rent and related facility costs.

The Board of Directors, after consultation with certain major shareholders, had elected in June 2003, to sell the operating business assets of the Company because, despite efforts by the Company during the prior fiscal years which had increased sales and reduced expenses, the Company continues to operate at a loss, thereby diluting the Company’s cash, which is its major asset.  The Board concluded that a sale or liquidation of the operating assets was in the best interests of the Company and its shareholders even if no acquisition or merger (including the then pending transaction with SuperCom) was effected.

The Company will seek shareholders’ approval, by consents in lieu of holding a meeting, to permit the sale of its operating assets to Spray.

At such time as the Company has obtained formal approval of its shareholders to permit the sale to Spray, the Company will have no operations and will thereafter receive no revenues until an acquisition or merger is effected.

Efforts to Seek Another Merger or Acquisition Candidates

As previously reported, on July 2, 2003, the Company entered into the Merger Agreement and related agreements with SuperCom, an Israeli corporation, culminating the negotiations which had begun in April 2003.  SuperCom is engaged in the research, development and marketing of advanced technologies and products for government secured ID projects and smart card production technology.  On January 20, 2004, the Company reported that the Merger Agreement had terminated.

The Board of Directors of the Company does not intend to liquidate the Company, but instead, with the Company having cash or cash equivalents currently in excess of $1,500,000, the Board intends to continue its search for a suitable merger or acquisition candidate. Even though the Company will have no operations, the Company believes its listing is valuable and therefore makes it a  viable merger candidate.

During the past three fiscal years, the Company had been seeking acquisitions which have not been related to its current business. The Board was of the opinion that profitability on a continuous basis would not be achieved absent an acquisition of a new business or businesses and/or new products.  However, the Board can not determine when any such acquisition will be consummated, if at all. During recent years, three potential acquisitions (including SuperCom) were actively pursued; however, all terminated for different reasons and the Company incurred expenses in connection therewith.

Critical Accounting Policies

Management believes that the following discussion addresses the Company’s most critical accounting policy, which is most important to the portrayal of the Company’s financial condition and results, and requires the most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Prior to November 1, 2003, the date on which Spray assumed responsibility for fulfillment of customer orders, management also included a discussion of its evaluation of inventory as a critical accounting policy on an on-going basis.

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

Results of Operations

Net sales for the third fiscal quarter ended December 31, 2003 (“current quarter”) increased $136,000, or 27%, to $636,000 from net sales of $500,000 in the year-earlier period. Net sales for the nine months ended December 31, 2003 (“current nine-month period”) increased $515,000, or 33%, to $2,069,000 from net sales of $1,554,000 in the year-earlier period.  The increased sales were a result of an increase in sales volume with the Company’s existing customers.

Cost of Goods Sold (“Costs”) as a percentage of net sales for the current quarter and current nine-month period was 66% and 65% respectively, as compared to 65% in each of the respective year-earlier periods.  The increase in Costs primarily related to the interim management fee for Spray.

Selling, General and Administrative Expenses (“Expenses”) for the current quarter were $431,000 as compared to $310,000 in the year-earlier period.  Expenses for the current nine-month period were $1,201,000 as compared to $1,066,000 in the year-earlier period.  The increase in Expenses in the current quarter directly relates to costs associated with the SuperCom transaction, as well as severance pay and related taxes paid to employees whose employment was terminated when the Company transferred its order fulfillment to Spray.  Expenses in both the current nine-month period and the year-earlier period have been impacted by the efforts to seek a strategic acquisition.  An aggregate of $226,000 in Expenses relating to the SuperCom transaction were incurred in the current nine-month period and an aggregate of $115,000 in Expenses relating to an aborted transaction were incurred in the year-earlier period.  In addition, the Company recorded in the current nine-month period a compensation expense of $51,500 related to the 50,000 shares of the Company’s Common Stock issued to the Chairman of the Audit Committee for his services as such.

Other Income for the current quarter was primarily dividend income of $4,000 as compared to dividend income of $9,000 in the year-earlier period.  Other Income for the current nine-month period was primarily dividend income of $15,000 as compared to dividend income of $33,000 in the year-earlier period.

The increased net loss in the current quarter directly related to the increased Expenses, as described above.  The decreased net loss in the current nine-month period directly related to the increased sales.

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased $67,000 from $2,173,000 at March 31, 2003 to $2,106,000 at December 31, 2003.  The decrease in cash during the current nine-month period resulted from cash used in operating activities of $67,000, which was primarily the result of the net loss of $471,000 partially offset by a decrease in inventories and accounts receivable and an increase in accounts payable and accrued expenses.

As a result of the continuing negative cash flows from operations, the Company is dependent on the invested proceeds from its March 2000 private placement in order to meet its payable requirements.

The Company believes that, as a result of the cash described in the preceding paragraph and assuming consummation of the proposed sale of business operations to Spray, the Company’s working capital is adequate to fund its operations and its requirements for the balance of the fiscal year ending March 31, 2004 and for the fiscal year ending March 31, 2005.

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

Forward-Looking and Cautionary Statements

With the exception of historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements that involve risks and uncertainties.  The Company is hereby identifying information that is forward-looking and, accordingly, involves risks and uncertainties, including, without limitation, statements regarding the Company’s future financial condition and the success of the Company’s efforts to seek a merger or acquisition partner and the proposed sale to Spray.  Other risks are discussed in the Annual Report 2003.  As a result, actual results may differ materially from those described in the forward-looking statement.  The Company cautions that the foregoing list of important factors is not exclusive.  The Company does not undertake to update any forward-looking statement in this Report.

Item 3.                                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has a CEO and a CFO/CAO, constituting all of management, and, during the reporting period, two employees to conduct operations.  The CEO and CFO/CAO performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003.  Because of its small size and limited number of personnel, the Company does not currently have elaborate written procedures, nor does management believe that such elaborate written procedures are currently necessary to ensure accurate reporting in the Company’s periodic reports.  The then Audit Committee and management will review this requirement should a transaction with a merger or acquisition candidate be consummated, as to which consummation there can be no assurance. In making their evaluation, the CEO and CFO/CAO consulted with the Company’s outside counsel.  Based on that evaluation, the two officers concluded that the Company’s disclosure controls and procedures were adequate and effective, as of December 31, 2003,  to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Report was being prepared.  Their evaluation was reported to the Audit Committee in connection with its review of this Report prior to its filing.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls since the date of their evaluation.

PART II .  OTHER INFORMATION

Item 5.                                   Other Information

The Company held its last Annual Meeting of Shareholders on December 6, 2002, delayed from the usual meeting date for the Company’s fiscal year ended March 31, 2002 because of a then pending acquisition transaction.  Normally the Board would have scheduled the meeting approximately 30 days after the audited financial statements for the fiscal year ended March 31, 2002 were made available for mailing to shareholders.  The Board delayed calling its Annual Meeting of Shareholders for the fiscal year ended March 31, 2003 in order to include approval of the SuperCom transaction in the proposals to be voted on by the Company’s shareholders.  In order to keep expenses at a minimum the Board currently intends to call the Annual Meeting of Shareholders for the fiscal year ending March 31, 2004 (“fiscal 2004”) in September 2004 after the audited financial statements for fiscal 2004 are available for distribution to shareholders.  Shareholders’ proposals for inclusion in the Company’s proxy statement for the Annual Meeting of Shareholders for fiscal 2004 must be received no later than a reasonable time before the Company prints and mails its proxy material for such Annual Meeting.  If a shareholder intends to submit a proposal for consideration at such Annual Meeting by means other than the inclusion of the proposal in the Company’s proxy statement for such Annual Meeting, the shareholder must notify the Company of such intention no later than a reasonable time before the Company prints and mails its proxy material for such Annual Meeting, or risk management exercising discretionary voting authority with respect to the management proxies to defeat such proposal when and if presented at such Annual Meeting.  The Company currently anticipates mailing the proxy material for its Annual Meeting for fiscal 2004 on or before Friday, August 20,

2004.  The Company shall advise its shareholders of any change in the contemplated mailing date for its proxy material for the Annual Meeting of Shareholders for fiscal 2004 by notice in its earliest possible Quarterly Report on Form 10-QSB or by other appropriate notice.

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

(1)                                  Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 8, 2003.

(2)                                  Filed herewith.

(3)                                  Furnished herewith.

(b)                                  Reports on Form 8-K

(1)          On January 20, 2004, the Company filed a Form 8-K reporting, under Item 5, that on January 20, 2004, the Company issued a press release reporting that the Agreement and Plan of Merger and Reorganization dated as of July 2, 2003 by and between PerfectData and SuperCom Ltd. and related agreements were terminated.

(The remainder of this page is left intentionally blank, signature page follows)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFECTDATA CORPORATION

	By:	/s/ Irene J. Marino
Irene J. Marino
Authorized Officer and Principal Financial and Accounting Officer

Date: February 13, 2004

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