Form 10QSB/A
period 2003-12-31
PERFECTDATA CORP
filed 2004-03-11
CIK 719662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______ to _________.


Commission File Number 0-12817

                             PERFECTDATA CORPORATION
        (Exact Name of Small Business Issues as Specified in Its Charter)


                     CALIFORNIA                             95-3087593
         (State or Other Jurisdiction of               (I.R.S. Employer
          Incorporation or Organization)              Identification  Number)

                1445 East Los Angeles Avenue
                Suite 208
                Simi Valley, California 93065              (805) 581-4000
     (Address of Principal Executive Offices)        (Issuer's Telephone Number,
                                                        Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes   X          No
                                                     -----           ------

As of February 27, 2004, there were 6,209,530 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

                                                 Yes              No   X
                                                    ----             -----

PART I            FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Proposed Sale of Current Business Operations

     As previously reported, on October 3, 2003, the Company entered into an Asset Purchase Agreement (the "APA") with Spray Products Corporation ("Spray"), pursuant to which the Company agreed to sell to Spray (or a Spray affiliate) substantially all of the operating assets of the Company for a price equal to the sum of the value of the inventory, collectible accounts receivable and $100,000, less the amount of trade payables which are being assumed by Spray.

     Since November 1, 2003, Spray has, pursuant to the APA, been acting as a manager for the fulfillment of orders from the Company's customers. As compensation for Spray's services, Spray is receiving a fee of 7 1/2% of net sales. As a result of the management arrangement with Spray, the Company has moved to smaller facilities and reduced its staff, thereby reducing its ongoing overhead expenses. As an example, the Company expects to save approximately $11,000 per month in rent and related facility costs.

     The Board of Directors, after consultation with certain major shareholders, had elected in June 2003, to sell the operating business assets of the Company because, despite efforts by the Company during the prior fiscal years which had increased sales and reduced expenses, the Company continues to operate at a loss, thereby diluting the Company's cash, which is its major asset. The Board concluded that a sale or liquidation of the operating assets was in the best interests of the Company and its shareholders even if no acquisition or merger (including the then pending transaction with SuperCom) was effected.

     The Company will seek shareholders' approval, by consents in lieu of holding a meeting, to permit the sale of its operating assets to Spray.

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

Critical Accounting Policies

     Management believes that the following discussion addresses the Company's most critical accounting policy, which is most important to the portrayal of the Company's financial condition and results, and requires the most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Prior to November 1, 2003, the date on which Spray assumed responsibility for fulfillment of customer orders, management also included a discussion of its evaluation of inventory as a critical accounting policy on an on-going basis.

Allowance for Doubtful Accounts:

     The Company evaluates the collectibility of its accounts receivable and provides an allowance for estimated losses that may result from customers' inability to pay. The amount of the reserve is determined by analyzing known uncollectible accounts, aged receivables and customers' credit-worthiness.
Amounts later determined and specifically identified to be uncollectible are written off against the allowance.

Results of Operations

     Net sales for the third fiscal quarter ended December 31, 2003 ("current quarter") increased $136,000, or 27%, to $636,000 from net sales of $500,000 in the year-earlier period. Net sales for the nine months ended December 31, 2003 ("current nine-month period") increased $515,000, or 33%, to $2,069,000 from net sales of $1,554,000 in the year-earlier period. The increased sales were a result of an increase in sales volume with the Company's existing customers. Spray's management of the operations, as described under the caption "Proposed Sale of Current Business Operations" in this Item 2, had no effect on the increased sales in the current quarter.

     Cost of Goods Sold ("Costs") as a percentage of net sales for the current quarter and current nine-month period was 66% and 65% respectively, as compared to 65% in each of the respective year-earlier periods. The increase in Costs primarily related to the interim management fee for Spray.

     Selling, General and Administrative Expenses ("Expenses") for the current quarter were $431,000 as compared to $310,000 in the year-earlier period. Expenses for the current nine-month period were $1,201,000 as compared to $1,066,000 in the year-earlier period. The increase in Expenses in the current quarter directly relates to costs associated with the SuperCom transaction, as well as severance pay and related taxes paid to employees whose employment was terminated when the Company transferred its order fulfillment to Spray. Expenses in both the current nine-month period and the year-earlier period have been impacted by the efforts to seek a strategic acquisition. An aggregate of $226,000 in Expenses relating to the SuperCom transaction were incurred in the current nine-month period and an aggregate of $115,000 in Expenses relating to an aborted transaction were incurred in the year-earlier period. In addition, the Company recorded in the current nine-month period a compensation expense of $51,500 related to the 50,000 shares of the Company's Common Stock issued to the Chairman of the Audit Committee for his services as such.

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

Liquidity and Capital Resources

     The Company's cash and cash equivalents decreased $67,000 from $2,173,000 at March 31, 2003 to $2,106,000 at December 31, 2003. The decrease in cash during the current nine-month period resulted from cash used in operating activities of $67,000, which was primarily the result of the net loss of $471,000 partially offset by a decrease in inventories and accounts receivable and an increase in accounts payable and accrued expenses.

     As a result of the continuing negative cash flows from operations, the Company is dependent on the proceeds from its March 2000 private placement in order to meet its payable requirements. On March 31, 2000, certain investors (including two of the current directors) purchased from the Company an aggregate of 1,333,333 shares of the Common Stock at $2.25 per share or an aggregate purchase price of $2,999,999.25. The net proceeds approximated $2,895,000. Because all of such funds were not required for operations, the funds deemed excess were invested in a working capital management account with Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). As reported in Note 2 to the Financial Statements in the Annual Report, as of March 31, 2003, the Company had approximately $2,173,000 of cash equivalents in two financial institutions, which exposes the Company to a concentration of credit risk. The Company had, as of that date, approximately $2,138,000 invested in highly liquid money market instruments with Merrill Lynch, which are not federally insured. The remaining $35,000 was deposited at a bank, which is federally insured up to $100,000. As of December 31, 2003, the Company had $1,886,700 in its Merrill Lynch account, which exposes the Company to the same concentration of credit risk as described in the Annual Report.

     The Company believes that, as a result of the cash described in the preceding paragraph and assuming consummation of the proposed sale of business operations to Spray, the Company's working capital is adequate to fund its operations and its requirements for the balance of the fiscal year ending March 31, 2004 and for the fiscal year ending March 31, 2005 ("fiscal 2005"). In the event, which in the opinion of management is deemed unlikely, that the sale to Spray is not consummated, the Board believes that the Company would either continue to operate the business for a short period while seeking another buyer or, more likely, would liquidate its operations in an orderly fashion. In either event, the Company believes it has adequate working capital to continue to operate for fiscal 2005 while seeking a suitable merger and acquisition candidate.




Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

Forward-Looking and Cautionary Statements

     With the exception of historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements that involve risks and uncertainties. The Company is hereby identifying information that is forward-looking and, accordingly, involves risks and uncertainties, including, without limitation, statements regarding the Company's future financial condition and the success of the Company's efforts to seek a merger or acquisition partner and the proposed sale to Spray. Other risks are discussed in the Annual Report 2003. As a result, actual results may differ materially from those described in the forward-looking statement. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement in this Report.

PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)    Exhibits

       Exhibit No.                     Description of Exhibit

        10.1 Asset Purchase Agreement entered into as of October 3, 2003 by and between PerfectData Corporation and Spray
                    Products Corporation(1)

        31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (2)

        31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (2)

        32          Certification Pursuant to Section 906 of Sarbanes-Oxley
                    Act of 2002 (3)
----------------------

         (1) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 8, 2003.

         (2) Filed herewith.

         (3) Furnished herewith.

(b)      Reports on Form 8-K

  1) On January 20, 2004, the Company filed a Form 8-K reporting, under Item
     5, that on January 20, 2004, the Company issued a press release reporting that the Agreement and Plan of Merger and Reorganization dated as of July 2, 2003 by and between PerfectData and SuperCom Ltd. and related agreements were terminated.


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








Date:  March 2, 2004

                             PerfectData Corporation
                          Index to Exhibits Filed with
                         Quarterly Report on Form 10-QSB


Exhibit No.            Description of Exhibit                               Page

31.1          Certification of Chief Executive Officer Pursuant to Rule      E-2
              13a-14 under the Securities Exchange Act of 1934

31.2          Certification of Chief Financial Officer Pursuant to Rule      E-4
              13a-14 under the Securities Exchange Act of 1934

32            Certification Pursuant to Section 906 of Sarbanes-             E-6
              Oxley Act of 2002