Form 10KSB
period 2004-03-31
PERFECTDATA CORP
filed 2004-06-29
CIK 719662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________
                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

       [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended March 31, 2004

           Commission File No. 0-12817


                             PERFECTDATA CORPORATION
              (Exact name of Small Business Issuer in Its Charter)

                              California 95-3087593
                  (State or Other Jurisdiction of (IRS Employer
              Incorporation or Organization) Identification Number)

                          1445 East Los Angeles Avenue
                                    Suite 208
                          Simi Valley, California 93065
               (Address of Principal Executive Offices) (Zip Code)

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

Yes[X] No[  ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $2,680,000 (all from discontinued operations).

As of May 31, 2004, the aggregate market value of the voting stock held by nonaffiliates of the issuer was $4,382,150.

As of May 31, 2004, the issuer had 6,209,530 shares of Common Stock outstanding.

                                     PART I

Forward-Looking and Cautionary Statements.

         With the exception of historical information, the matters discussed in this Annual Report on Form 10-KSB include certain forward-looking statements that involve risks and uncertainties, including, without limitation, statements regarding the Company's future financial performance and the results or success of discussions with other entities on mergers, acquisitions, or alliance possibilities. As a result, actual results may differ materially from those described in the forward-looking statement. The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement in this Report.

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

         With the evolution of the computer work environment from the sterile, climate-controlled surroundings of a clean room to the mainstream office and home environments, simple preventative maintenance has become a key element in maintaining equipment efficiency and personal productivity. The Company's cleaning and maintenance products are designed to address the needs of the end users of computers and office automation equipment and by maintenance organizations as part of preventative maintenance programs to reduce equipment "down time" and service costs and to increase product life.

Proposed Sale of Current Business Operations

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


         Since November 1, 2003, Spray has, pursuant to the APA, been acting as a manager for the fulfillment of orders from the Company's customers. As compensation for Spray's services, Spray is receiving a fee of 7 1/2% of net sales. As a result of the management arrangement with Spray, the Company has moved to a smaller facility and reduced its staff, thereby reducing its ongoing overhead expenses. As an example, the Company expects to save approximately $11,000 per month in rent and related facility costs.

         Because the Company's largest customer had threatened to seek another supplier because of a supplier's offer of lower prices, and because of the long delay in closing the transaction, thereby causing uncertainty for customers and Spray, the Company and Spray have agreed in principle to the following revisions to the APA: (1) effective June 1, 2004, Spray will assume full responsibility for all of the Company's customers in order to prevent possible losses of customer business; (2) the aforementioned payment of $100,000 will be reduced to $80,000; (3) based on the amounts of the items constituting the purchase price described above and as modified in (2) as if the closing was held on May 31, 2004, the Company will advise Spray of this estimated purchase price and Spray will promptly advance to the Company an amount in excess of what the Company owes Spray for product purchased from Spray; and (4) the Company may put the assets to Spray for the purchase price on the earlier of (a) September 30, 2004 or (b) the Company receiving shareholder consent to the sale to Spray.

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

         As a result of the transaction, as modified, with Spray, the Company will have no operations and will thereafter receive no revenues until an acquisition or merger is effected.

The Industry

         The Company's products are sold in the computer and office equipment accessories and supplies market. This market targets small, medium and large sized businesses as well as the home environment.

         This market is serviced mainly by office product catalogs, office superstores, mass merchants, consumer electronics retailers, warehouse clubs and computer superstores. PerfectData has been organized to service all of these distribution channels.

Products

         Prior to November 1, 2003, when management of order fulfillment was assumed by Spray, the Company had designed, assembled and/or packaged all of its cleaning and maintenance products which it marketed and distributed. The Company had sub-contracted for its components from a variety of established suppliers and manufacturers.

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

Marketing

         Customers. The Company's products are sold primarily through retail distribution under the Company's "PerfectData" trademark. The retail distribution channel is comprised of office product catalogs, office product distributors and dealers, stationery and computer retail stores and large warehouse/superstore type accounts.

         While the Company sold products to more than 120 customers in the United States, Canada and other countries during the fiscal year ended March 31, 2004 ("fiscal 2004"), approximately 94% of the Company's net sales were accounted for by its 10 largest customers. Two customers accounted for 71% and 13%, respectively, of total sales. Sales to these customers were made pursuant to specific purchase orders and neither customer is obligated to purchase the Company's products under any other agreement. The loss of either or both of these customers could have an adverse effect on the Company's business. No other customer accounted for more than 10% of the Company's net sales in fiscal 2004.

Sales Organization.

         Domestic Sales. Sales of products under the Company's registered trademark "PerfectData" are made by independent manufacturers' representative groups, dealers and large distributors. Sales of the Company's products to Original Equipment Manufacturers under private label arrangements were handled by Company sales personnel located in California and, on a selected basis, by certain assigned independent manufacturers' representatives. Agreements between the Company and manufacturers' representatives or distributors may be terminated on short notice by either party.

         International Sales. Sales of the Company's products worldwide had been handled by the Company's sales personnel located in California through international distributors and customers. The Company has no agreements with foreign distributors.

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

         The Company believes that the effectiveness, quality, service and the price competitiveness of its products, along with its marketing efforts and programs, product selection and responsiveness to accounts' needs, have been the principal basis on which it has competed in this market.

Materials and Supplies

         The nature of the raw materials used in the Company's products are various chemicals, metals, plastics and paper goods. The Company assembled and/or packaged its products in the United States from materials and supplies purchased primarily from domestic vendors and sub-contractors. Some of the assembled component parts were manufactured by vendors located in the Far East because it was more cost effective to obtain goods and fabrication expertise at significantly reduced costs when compared with purchasing the same goods domestically.

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

Employees

         At March 31, 2004, the Company employed 4 persons, of whom 1 was engaged in customer service, and 3 in general management and administration.

         The Company believes that its relations with its employees are good. The Company has never had a work stoppage and none of its employees are represented by a labor union.

Terminated Acquisitions

         From October 2001 to February 2002, the Company was engaged in negotiations pursuant to which the shareholders of GraphCo Technologies, Inc. ("GraphCo") would acquire a majority interest in, and control of the Board of, the Company. GraphCo is a technologies, software and systems development company providing advanced security solutions for biometric identification, secure access, surveillance and secure law enforcement incident management. The negotiations were mutually terminated on February 19, 2002.

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

         On July 2, 2003, the Company entered into an Agreement and Plan of Merger and Reorganization, or the "Merger Agreement," and related agreements with SuperCom, an Israeli corporation, culminating the negotiations which had begun in April 2003. SuperCom is engaged in the research, development and marketing of advanced technologies and products for government secured ID projects and smart card production technology. Its common stock is currently traded on the Euronext Brussels New Market. On October 24, 2003, the Company filed a Registration Statement on Form S-4, File No. 333-109933 (the "Registration Statement"), in order to make available a joint proxy statement for use by the Company and SuperCom to solicit approvals of the transaction from their respective shareholders and prospectus for the Company to offer shares of the Common Stock to the SuperCom shareholders if the proposed transaction were approved and consummated. If the transaction had been consummated, the SuperCom shareholders would have received approximately 78% of the outstanding shares, subject to adjustment upward depending on the Company's Final Net Available Cash (as defined) at the closing, and three of the five directors would have been designees of SuperCom. When it became obvious to both parties that, in order for the Registration Statement to become effective, SuperCom would at a minimum, be required to include audited financial statements for its fiscal year which ended December 31, 2003, thereby further delaying closing of the transaction as to which negotiations had begun in April 2003 and which the parties initially hoped to close by October 2003, the Merger Agreement was terminated after discussions as to alternatives. From the perspective of the Company's directors, continuation of the transaction would have required the company to incur additional expenses, thereby further reducing its Net Available Cash and resulting in further dilution to its shareholders absent SuperCom agreeing to change the dilution formula, and with no certainty as to when there would be a closing.

Item 2.  Properties.

         The Company leases office space under a six-month lease that expires October 15, 2004. The Company initially leased the office space for a six-month term effective October 15, 2003, and subsequently for an additional six-month term. The Company had previously leased a 24,500 square foot facility under an operating lease which expired June 20, 2003. The Company continued to occupy the facility, along with a subtenant to whom the company sublet warehouse space, on a month-to-month basis until October 31, 2003. As a result of the management arrangement with Spray, the Company moved to the smaller facility.

Item 3.  Legal Proceedings.

         As of March 31, 2004, there were no material pending legal proceedings to which the Company was a party or of which any of its property was the subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

Market Information

         The Common Stock of the Company is listed on the OTC Bulletin Board under the symbol PERF. Prior to April 17, 2003, the Common Stock was traded on the Nasdaq SmallCap Market. The following table sets forth the range of high and low sales prices per share of the Common Stock for the indicated quarters of fiscal 2004 and the fiscal year ended March 31, 2003 ("fiscal 2003").

                                                                        Sales Price
                                                                High                    Low

                  2004
         First Quarter                                        $   1.29          $   .25
         Second Quarter                                       $   1.35          $   .95
         Third Quarter                                        $   1.24          $   .85
         Fourth Quarter                                       $   1.10          $   .46


                  2003
         First Quarter                                        $   1.65          $   .69
         Second Quarter                                       $   1.70          $   .69
         Third Quarter                                        $   1.00          $   .55
         Fourth Quarter                                       $    .84          $   .50


Holders

         The approximate number of shareholders at March 31, 2004 was 1,700 determined by security position listings.

Dividends

         Because of its losses from operations, the Company has not paid any cash dividends on the Common Stock and, until profitability is restored, as to which and when there can be no assurance, the Company does not intend to pay any cash dividends.

Unregistered Securities Sales

         There were no sales by the Company of shares of the Common Stock during the fourth quarter of fiscal 2004, whether or not the shares were registered for sale by the Company under the Securities Act of 1933, as amended. The sole issuance of any shares during fiscal 2004 was previously reported in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

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

         Since November 1, 2003, Spray has, pursuant to the APA, been acting as a manager for the fulfillment of orders from the Company's customers. As compensation for Spray's services, Spray is receiving a fee of 7 1/2% of net sales. As a result of the management arrangement with Spray, the Company has moved to a smaller facility and reduced its staff, thereby reducing its ongoing overhead expenses.

         Because the Company's largest customer had threatened to seek another supplier because of a supplier's offer of lower prices, and because of the long delay in closing the transaction, thereby causing uncertainty for customers and Spray, the Company and Spray have agreed in principle to the following revisions to the APA: (1) effective June 1, 2004, Spray will assume full responsibility for all of the Company's customers in order to prevent possible losses of customer business; (2) the aforementioned payment of $100,000 will be reduced to $80,000; (3) based on the amounts of the items constituting the purchase price described above and as modified in (2) as if the closing was held on May 31, 2004, the Company will advise Spray of this estimated purchase price and Spray will promptly advance to the Company an amount in excess of what the Company owes Spray for product purchased from Spray; and (4) the Company may put the assets to Spray for the purchase price on the earlier of (a) September 30, 2004 or (b) the Company receiving shareholder consent to the sale of Spray

         The Board of Directors, after consultation with certain major shareholders, had elected in June 2003, to sell the operating business assets of the Company because, despite efforts by the Company during the prior fiscal years which had increased sales and reduced expenses, the Company continues to operate at a loss, thereby diluting the Company's cash, which is its major asset. The Board concluded that a sale or liquidation of the operating assets was in the best interests of the company and its shareholders even if no acquisition or merger (including the then pending transaction with SuperCom) was effected.

         The Company will seek shareholders' approval, by consents in lieu of holding a meeting, to permit the sale of its operating assets to Spray.

         As a result of the transaction, as modified, with Spray, the Company will have no operations and will thereafter receive no revenues until an acquisition or merger is effected, as to which and when there can be no assurance.

Efforts to Seek Another Merger or Acquisition Candidates

         As previously reported, on July 2, 2003, the Company entered into the Merger Agreement and related agreements with SuperCom, an Israeli corporation, culminating the negotiations which had begun in April 2003. SuperCom is engaged in the research, development and marketing of advanced technologies and products for government secured ID projects and smart card production technology. On January 20, 2004, the Company reported that the Merger Agreement and related agreements had terminated.

         The Board of Directors of the Company does not intend to liquidate the Company but instead, with the Company having cash or cash equivalents currently in excess of $1,500,000, the Board intends to continue its search for a suitable merger or acquisition candidate. Even though the Company will have no operations, the Company believes its status as a publicly-traded company is valuable and therefore makes it a viable merger candidate. During the past three fiscal years, the Company had been seeking acquisitions which have not been related to its current business. The Board was of the opinion that profitability on a continuous basis would not be achieved absent an acquisition of a new business or businesses and/or new products. However, the Board can not determine when any such acquisition will be consummated, if at all. During recent years, three potential acquisitions (including SuperCom) were actively pursued; however, all terminated for different reasons and the Company incurred expenses in connection therewith.

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

___________

         The following discussions of the Results of Operations and Liquidity and Capital Resources are before the restatement of the Company's financial statements for the proposed sale of the current business operations.

Results of Operations

         Net sales in fiscal 2004 increased $675,000, or 34%, to $2,680,000 from net sales of $2,005,000 in fiscal 2003. The increased sales in fiscal 2004 were a result of an increase in sales volume with the Compan's existing customers. Spray's management of the fulfillment of orders from the Company's customers, as described under the caption "Proposed Sale of Current Business Operations" in this Item 6, had no effect on the increased sales in fiscal 2004. All the net sales in fiscal 2004 and 2003 related to discontinued operations.

         Cost of Goods Sold ("Costs") as a percentage of net sales was 66% for fiscal 2004 and 2003, respectively. Even though the Company incurred additional costs in fiscal 2004 related to the interim management fee for Spray, these costs were offset by the reduction in overhead expenses when the Company reduced its staff, as well as the savings in freight expense when orders were shipped directly from Spray to the Company's customers. All the Costs in fiscal 2004 and 2003 related to discontinued operations.

         Selling, General and Administrative Expenses ("Expenses") for fiscal 2004 and 2003 were $1,477,000 and $1,358,000, respectively. The increase in Expenses in fiscal 2004 directly related to costs associated with the SuperCom transaction, as well as severance pay and related taxes paid to employees whose employment was terminated when the Company transferred its order fulfillment to Spray. These costs were partially offset by a reduction in facility expenses when the Company transferred its order fulfillment to Spray and moved to a smaller facility. An aggregate of $226,000 in Expenses relating to the SuperCom transaction were incurred in fiscal 2004 and an aggregate of $115,000 in Expenses relating to an aborted transaction were incurred in fiscal 2003. See "Terminated Acquisitions" under Item 1, Part I to this Report. In addition, the Company recorded compensation expense of $51,500 in fiscal 2004 related to the 50,000 shares of the Company's Common Stock issued to the then Chairman of the Audit Committee for his services as such. Included in Expenses for fiscal 2004 and 2003 were components related to discontinued operations of $544,000 and $690,000, respectively.

         Other Income from continuing operations for fiscal 2004 and 2003 was primarily dividend income of $17,000 and $37,000, respectively.

         The decreased net loss in fiscal 2004 directly related to the increased sales partially offset by the increase in Expenses, as described above.

Liquidity and Capital Resources

         The Company's cash and cash equivalents decreased $270,000 in fiscal 2004. The decrease resulted from cash used in continuing operating activities of $743,000, partially offset by cash provided by discontinued operating activities of $473,000.

         The Company had a current ratio of better than 4 to1 at fiscal year end and no long-term debt.

         As a result of the continuing negative cash flows from operations, the Company is dependent on the proceeds from its March 2000 private placement in order to meet its payable requirements. On March 31, 2000, certain investors (including two of the current directors) purchased from the Company an aggregate of 1,333,333 shares of the Common Stock at $2.25 per share or an aggregate purchase price of $2,999,999. The net proceeds approximated to $2,895,000. Because all of such funds were not required for operations, the funds deemed excess were invested in a working capital management account with Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). As reported in Note 3 to the Financial Statements in this Report, as of March 31, 2004, the Company had approximately $1,903,000 of cash equivalents in two financial institutions, which exposes the Company to a concentration of credit risk. The Company had, as of that date, approximately $1,896,000 invested in highly liquid money market instruments with Merrill Lynch, which are not federally insured. The remaining $7,000 was deposited at a bank, which is federally insured up to $100,000.

         The Company believes that, as a result of the cash described in the preceding paragraph and assuming consummation of the proposed sale of business operations to Spray, the Company's working capital is adequate to fund its operations and its requirements for the fiscal year ending March 31, 2005 ("fiscal 2005"). In the event, which in the opinion of management is deemed unlikely, that the sale to Spray is not consummated, the Board believes that the Company would either continue to operate the business for a short period while seeking another buyer or, more likely would liquidate its operations in an orderly fashion. In either event, the Company believes it has adequate working capital to continue to operate for fiscal 2005 while seeking a suitable merger and acquisition candidate.

At March 31, 2004, the Company had net operating loss and general business tax credit carry forwards for income tax purposes of approximately $5,453,000 and $12,000 respectively, available to reduce future potential Federal income taxes.

Item 7.  Financial Statements.

         The information required by this Item is incorporated herein by reference to the financial statements listed in Item 13 of Part III of this Report.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.

         See Item 13(b) of this Report for information as to the Forms 8-K reporting the change in accountants.

Item 8A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         The Company has a CEO and a CFO/CAO, constituting all of management, and, during the reporting period, six employees to conduct operations. The CEO and CFO/CAO performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Because of its small size and limited number of personnel, the Company does not currently have elaborate written procedures, nor does management believe that such elaborate written procedures are currently necessary to ensure accurate reporting in the Company's periodic reports. In making their evaluation, the CEO and CFO/CAO consulted with the Company's outside counsel. Based on that evaluation, the two officers concluded that the Company's disclosure controls and procedures were adequate and effective, as of March 31, 2004 to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Report was being prepared. Their evaluation was reported to the Audit Committee in connection with its review of this Report prior to its filing.

Changes in Internal Controls

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls since the date of their evaluation in the fourth quarter.

                                    PART III

Item 9.     Directors and Executive Officers.

Directors and Executive Officers

         The following table contains certain information relating to the directors and executive officers of the Company as of May 1, 2004:


Name                                Age              Position

Harris A. Shapiro                   68               Chief Executive Officer,
                                                     Director and Chairman of
                                                     the Board

Bryan Maizlish                      42               Director

Timothy D. Morgan                   49               Director

Tracie Savage                       41               Director

Corey P. Schlossmann                49               Director

Irene J. Marino                     59               Vice President Finance,
                                                     Chief Financial Officer
                                                     and Corporate Secretary


Business History

         Harris A. Shapiro was elected as a director of PerfectData and its Chairman of the Board on March 31, 2000. On September 7, 2000, he was designated Chief Executive Officer of PerfectData. Mr. Shapiro has been the President of Millennium Capital Corporation, a consulting firm specializing in mergers and acquisitions, since 1994. He was Senior Vice President Corporate Finance of Gilford Securities Incorporated, a registered broker-dealer, from January 1, 1999 to March 29, 2000. Prior to Gilford Securities, he was a Managing Director of Whale Securities Co., L.P., a registered broker-dealer, from June 1993 until December 1998.

         Bryan Maizlish was elected as a director of PerfectData on March 31, 2000. Mr. Maizlish joined Lockheed Martin Corporation in August 2000 and has held various managerial positions since then. He is currently serving as the Chief Technology Officer/IT Program Director of the Integerated Systems and Solutions Team NSGI of Lockheed Martin Corporation. From January 1998 to August 2000, he was employed by Magnet Interactive Inc., a private Internet professional services company and its affiliate Noor Group Ltd., a full service Internet solutions and infrastructure provider offering a full range of services from networking, hosting, and Internet service provision to web-based services and entertainment based in Cairo, Egypt, his last position at both companies being Executive Vice President, Chief Strategy Officer and Chief Financial Officer. Prior thereto, he held various managerial and consulting positions for over a decade in the new media and entertainment industries, such as MCA Inc., Gulf Western Corporation and Gene Roddenberry's Norway Corporation.

         Timothy D. Morgan was elected as a director of PerfectData on March 31, 2000. He has, since October 1997, been a consultant on matters of business strategies, taxation, finance and asset protection techniques, and providing interim Chief Financial Officer and Controller services. None of the foregoing services or any of those hereafter described were provided to PerfectData. From 1980 through October 1997, he was a principal of Abacus Tax and Financial Services, a firm specializing in tax compliance and pension plan administration. Prior to 1982, Mr. Morgan was manager of purchasing and accounting departments for various companies, including Dennison Eastman Corporation, Syntel Cavitron, Incorporated, and Contempo Casuals, Incorporated.

         Tracie Savage was elected in July 1995 as a director of PerfectData. Ms. Savage has been the main news anchor for KFWB Radio in Los Angeles since August 2001. From April 2001 to July 2001, Ms. Savage worked for the Los Angeles television subsidiary of the National Broadcasting Company, Inc. ("NBC"). From March 1994 to March 2001, Ms. Savage was the co-anchor of NBC Channel 4's "Today in L.A.: Weekend". From 1991 to 1994, she was a general assignment reporter for the independent Los Angeles station, KCAL. Ms. Savage has been in broadcast journalism for more than 16 years and has been the recipient of numerous awards and honors in her field.

         Corey P. Schlossmann was elected as a director of PerfectData on March 31, 2000. Mr. Schlossmann has been Chief Executive Officer since October 1999, and Chief Financial Officer since January 1999, of Nationwide Auction Systems. Since January 1996, he has also served as a partner of Gordon, Fishburn & Schlossmann, a management consulting and accounting firm. Mr. Schlossmann was a partner of Hankin & Co., a consulting firm, from 1988 until 1995.

         Irene J. Marino originally joined PerfectData in March 1982 and rejoined PerfectData in September 1987 after a leave of approximately four months. Ms. Marino was promoted to Manager of Finance and Administration in March 1983 and to Controller and Assistant Secretary in March 1986. Upon rejoining PerfectData in September 1987, Ms. Marino assumed the position of Controller, Chief Financial Officer and Secretary of PerfectData. She was appointed Vice President of Finance in August 1989, and has more than 35 years' experience in finance, accounting and administration.

Other Directorships

         Since October 1999, Corey P. Schlossmann has served as a director of Entrade, Inc., a New York Stock Exchange holding company whose online subsidiaries (including Nationwide Auction Systems of which he is an executive officer as indicated in the preceding section "Business History") provide auction and asset disposition services to the utility and manufacturing industries, among others.

         No other director of the Company serves as a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Compliance with Section 16(a) of the Exchange Act

         Based solely on a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(e) promulgated under the Exchange Act, with respect to fiscal 2004, the Company is not aware of any director or executive officer of the Company who failed to file on a timely basis, as disclosed in such forms, reports required by Section 16(a) of the Exchange Act during fiscal 2004, except for Corey P. Schlossmann who failed to report timely on Form 4 one transaction on the last day of fiscal 2004 relating to a gift by him of 75,000 shares of the Common Stock to an unaffiliated trustee for his children.

         As of March 31, 2004, i.e., the end of fiscal 2004, there were no beneficial owners of 10% or more of the Common Stock known to the Company other than Joseph Mazin who was, until July 27, 2000, the President and Chief Executive Officer of the Company and, until March 31, 2000, a director of the company. Mr. Mazin has advised the Company that he timely filed all reports required by Section 16(a) of the Exchange Act during fiscal 2004.

Code of Ethics

         The Board of Directors of the Company has determined not to adopt a written code of ethics because the Company (1) has only two executive officers,
(2) has agreed to sell the Company's current operations to an unaffiliated company which has, since November 1, 2003, been acting as the manager for the fulfillment of orders from the Company's customers and (3) has been actively seeking a suitable acquisition or merger partner for the Company. Instead the Board had counsel to the Company review with the two officers the standards which would have been in a written code of ethics and directed its Audit Committee to monitor closely the conduct of the two officers on at least a quarterly basis.

Item 10. Executive Compensation.

Summary Compensation Table

         The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company during each of the last three fiscal years by the Company's Chief Executive Officer as of the end of the last fiscal year. No other executive officer of the Company earned in excess of $100,000:

                                                      SUMMARY COMPENSATION TABLE

                               Annual Compensation          Long-Term Compensation          Other Compensation
Name and                                                    Securities Underlying                    ($)
Principal Position                  Year     Salary                    Options
                                             ($)

Harris A. Shapiro (1)               2004    150,000                          -                     2,500  (2)
Chief Executive Officer and         2003    150,000                     35,000                     2,250  (2)
Chairman of the Board               2002    118,125                        -                       1,750  (2)

(1) The Board designated Mr. Shapiro as the Chief Executive Officer of the Company effective September 2000. The Company and Mr. Shapiro entered into a one-year employment agreement in September 2000 providing for a base annual salary of $150,000. The Board had, from time to time, extended the term of his contract at the same salary. Effective April 1, 2004, the Board amended his contract (a) to a base annual salary of $95,000 and (b) the contract is terminable upon two weeks' prior notice by either party.

(2)  Mr. Shapiro was paid cash compensation for his services as a director.

Option /SAR Grants in Last Fiscal Year

(1)      2000 Option Plan

         In May 2000, the Board of Directors of the Company adopted the Stock Option Plan of 2000 (the "2000 Option Plan"). In October 2000, the shareholders of the Company approved the 2000 Option Plan and ratified options previously granted. The Company registered under the Securities Act the shares issuable upon the exercise of options granted or to be granted pursuant to the 2000 Option Plan in a Registration Statement on Form S-8 filed on December 13, 2000. As a result of such filing, optionees who are not affiliates of the Company may resell the shares of the Common Stock received upon exercise immediately, while affiliates will require a "re-offer prospectus" to resell or wait one year after exercise to resell pursuant to the exemption of Rule 144 under the Securities Act. The Company has not as yet filed such re-offer prospectus. The 2000 Option Plan provides for the grant of options to purchase shares of the Common Stock to directors, officers, employees and consultants of the Company. Non-qualified stock options may be granted to directors, officers, employees and consultants. Incentive stock options, as such form is defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), may be granted only to employees. The term of the 2000 Option Plan is for ten years and it provides for the grants of an aggregate of 2,000,000 shares of the Common Stock. The 2000 Option Plan is currently administered by the Board.

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

         At March 31, 2004, options covering a total of 183,500 shares of the Common Stock were outstanding under the 2000 Option Plan at a weighted average exercise price of $1.28 per share.

(2)      Activity in Fiscal 2004

         No stock options were granted to the Company's Chief Executive Officer who is the sole executive officer named in the Summary Compensation Table during fiscal 2004.

         The Company has never granted any stock appreciation rights (SARs).

Option Exercises and Values

         The following table provides certain summary information concerning the exercise of options during fiscal 2004 and unexercisable options held as of the end of fiscal 2004 by the Chief Executive Officer who is the sole executive officer named in the Summary Compensation Table:

                                            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                   AND FISCAL YEAR END OPTION VALUES

                           Shares                             Number of                 Value of
                           Acquired                           Unexercised               Unexercised In-the-
                             On             Value             Options Held at           Money Options
Name                       Exercise         Realized          Fiscal Year End           at FY-End
                             (#)                ($)                 (#)                      ($)

Harris A. Shapiro              -                 -            35,000 (1)                      - (2)

(1) As of March 31, 2004, options were exercisable to purchase 11,666 shares.

(2) Such value is based upon the market value of the Common Stock as of March 31, 2004, less the exercise price payable per share under such options. As of March 31, 2004, the market value was less than the exercise price.

Directors' Compensation

         Each director is paid $250.00 for telephonic participation and $500.00 for attendance in person at a meeting of the Board.

         Directors may be granted stock options as compensation for their services. During fiscal 2004, no new options were granted to directors of the Company.

         There are no other relationships with respect to other entities that would require disclosure here under Item 404 of Regulation S-K.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

         The following table sets forth, as of May 31, 2004, certain information with respect to all shareholders known by the Company to be beneficial owners of more than 5% of its outstanding shares of the Common Stock, the Chief Executive Officer of the Company (being the sole executive officer named in the Summary Compensation Table in Item 10 to this Report), all directors and all officers and directors of the Company as a group. The ownership information was furnished to the Company by the person or entity.


                                         Number of Shares                       Percentage of
Name and Address                         of Common Stock                        Common Stock
of Beneficial Owner                      Beneficially Owned                     Beneficially Owned (1)

Joseph Mazin                                788,997 (2)                                 12.71
c/o Flamemaster Corporation
11120 Sherman Way
Sun Valley, CA  91252

StarBiz Corporation                         537,997 (2)                                 8.66
11120 Sherman Way
Sun Valley, CA  91252

William B. Wachtel,                         427,873                                     6.89
Trustee of Digital Trust (3)
c/o Wachtel & Masyr, LLP
110 East 59th Street
New York, NY 10022

Harris A. Shapiro (4)                       309,499 (5)                                 4.96
c/o PerfectData Corporation
1445 East Los Angeles Avenue
Simi Valley, CA 93065

Bryan Maizlish (6)                           19,255 (7)                               less than 1%
9705 Conestoga Way
Potomac, MD 20854





                                         Number of Shares                       Percentage of
Name and Address                         of Common Stock                        Common Stock
of Beneficial Owner                      Beneficially Owned                     Beneficially Owned (1)

Timothy D. Morgan (6)                        20,455 (7)                               less than 1%
11734 Gladstone Circle
Fountain Valley, CA 92708

Tracie Savage (6)                            29,555 (8)                               less than 1%
6212 Banner Avenue
Los Angeles, CA  90038

Corey P. Schlossmann (6)                     44,758 (7)                                 7.14
19654-A Roscoe Blvd.
Northridge, CA 91324

All directors and officers as a group       828,088 (9)                                13.13
(6 in number)

(1) The percentages computed in the table are based upon 6,209,530 shares of the Common Stock which were outstanding on May 31, 2004. Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of May 31, 2004.

(2) The shares of the Common Stock reported in the table include (a) 537,997 shares owned by StarBiz Corporation, or "StarBiz", for which Mr. Mazin has voting power as the President, Chairman and Chief
         Executive Officer of StarBiz; (b) 36,000 shares owned by the Flamemaster Corporation Employees' Profit Sharing Plan for which Mr. Mazin is the fiduciary; and (c) 23,000 shares owned by Altius Investment Corporation ("Altius") for which Mr. Mazin has shared voting power as Chairman of the Board of Altius. Certain of the shares reported in the table are owned by Donna Mazin, his wife, or as to which shares she shares dispositive and voting powers with Mr. Mazin.

(3) William B. Wachtel as the Trustee of the Digital Trust has, under the trust agreement, sole voting and investment power with respect to the shares reported in the table. Harris A. Shapiro, currently the Chairman of the Board, Chief Executive Officer and a director of the Company, was the settler of the Digital Trust and made an irrevocable grant to it of the assets which the Digital Trust used to effect the purchase of the shares. The beneficiaries of the Digital Trust are Mr. Shapiro's children and grandchildren who survive him, although the Trustee, in his absolute discretion, may pay or apply yearly income or the principal of the Trust to any beneficiary. Because he made an irrevocable grant and has no voting or investment power with respect to the shares, Mr. Shapiro is not the beneficial owner of the shares reported in the table as being owned of record by the Digital Trust and beneficially by the Trustee.

(4) Mr. Shapiro is the Chairman of the Board, the Chief Executive Officer and a director of the Company.

(5) The shares of the Common Stock reported in the table reflect (a) 284,500 shares owned by Millennium Capital Corporation, or "Millennium," for which Mr. Shapiro has voting power as its President;
         (b) 6,666 shares issuable upon the exercise of an option expiring June 19, 2012 under the Company's 2000 Stock Option Plan (the "2000 Option Plan"); (c) 8,333 shares issuable upon the exercise of an option expiring September 25, 2012 under the 2000 Option Plan; and (d) 10,000 shares issuable upon the exercise by Millennium of a warrant expiring March 30, 2005. The shares of the Common Stock reported in the table do not include (x) 3,334 shares issuable upon the exercise of the option described in (b) or (y) 16,667 shares issuable upon the exercise of the option described in (c), neither of which was exercisable as to such shares at May 31, 2004 or within 60 days thereafter.

(6)      A director of the Company.

(7) The shares of the Common Stock reported in the table include (a) 6,666 shares issuable upon the exercise of an option expiring June 19, 2012 under the 2000

         Option Plan and (b) 8,333 shares issuable upon the exercise of an option expiring September 25, 2012 under the 2000 Option Plan. The shares of the Common Stock reported in the table do not include (x) 3,334 shares issuable upon the exercise of the option described in (a) or (y) 16,667 shares issuable upon the exercise of the option described in (b), neither of which was exercisable as to such shares at May 31, 2004 or within 60 days thereafter.

(8) The shares of the Common Stock reported in the table include (a) 10,000 shares issuable upon the exercise of an option expiring July 20, 2005;
         (b) 6,666 shares issuable upon the exercise of an option expiring June 19, 2012 under the 2000 Option Plan; and (c) 8,333 shares issuable upon the exercise of an option expiring September 25, 2012 under the 2000 Option Plan. The shares of the Common Stock reported in the table do not include (x) 3,334 shares issuable upon the exercise of the option described in (b) or (y) 16,667 shares issuable upon the exercise of the option described in (c), neither of which was exercisable as to such shares at May 31, 2004 or within 60 days thereafter.

(9) The shares of the Common Stock reported in the table include (a) those shares indicated in the text to Notes 5, 7 and 8 and (b) 1,250 shares issuable to an executive officer upon the exercise of an option expiring October 30, 2011 under the 2000 Option Plan. The shares of the Common Stock reported in the table do not include 1,250 shares issuable upon the exercise of the option described in (b), none of which was exercisable as to such shares at May 31, 2004 or within 60 days thereafter.

Equity Compensation Plans

         The following table sets forth, as of March 31, 2004, certain summary information with respect to compensation plans under which shares of the Company's Common Stock are authorized for issuance:

                                            EQUITY COMPENSATION PLAN INFORMATION

                                            Number of  securities            Weighted-average    Number of
                                            to be issued upon                price of            securities remaining
                                            exercise of outstanding          outstanding         available for future
                                            options, warrants and            options, warrants   issuance under equity
                                            rights                           and rights          compensation plans
                                                                                                 (excluding securities
                                                                                                 reflected in
                                                                                                 column (a) )
                                                      (a)                       (b)                (c)
____________________________________________________________________________________________________________________________________

Equity compensation plans
approved by security holders                        193,500                    $  1.41            1,816,500

Equity compensation plans not
approved by security holders  (1)                       -                           -                56,000
                                                   ________                     ______             ________
                            Total                   193,500                   $   1.41            1,872,500

______________

(1) The only plan not approved by the Company's shareholders as to which shares may be issued as of March 31, 2004 is: In April 1999, the Board of Directors authorized a reserve of 100,000 shares of the Common Stock for granting of warrants and options. Said warrants and options will be sold for a price of five cents per share and will have an exercise price of $1.56 per share. The term will be three years from date of issuance.

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

                  10.2                      Form of Incentive Stock Option
                                            Agreement (3)

                  10.3                      Form of Non-Qualified Stock Option
                                            Agreement (3)

                  10.4 Form of Representative Agreement between the Company and its
                                            Representatives (4)

                  10.5 Form of Standard Exclusive Distributor Agreement between the Company and its Distributors (4)

                  10.6 Standard Industrial Lease dated August 26, 1991, between Wayne Mertes, Mamie Mertes, Mike Butler and Sarah Butler, as lessor, and the Company, as lessee (5)

                  10.7 Stock Purchase Agreement dated January 20, 2000 by and among the Company, Millennium Capital
                                            Corporation ("Millennium"), JDK
                                            Associates, Inc. ("JDK") and other
                                            Buyers (6)

                  10.8 Letter Agreement dated January 20, 2000 ("Consulting Agreement") by and among the Company, Millennium and JDK (7)

                  10.9                      Stock Option Plan of 2000 of the
                                            Company (2)

                  10.10                     Forms of Stock Option Agreements (8)

                  10.11 Employment Agreement dated September 1, 2000 by and between the Company and Harris Shapiro (9)

                  10.12 Stock Option Agreement dated November 27, 2000 by and between the Company and Terry J. Baker (9)

                Exhibit No.                  Description of Exhibit

                  10.13 Agreement and Plan of Merger and Reorganization, dated as of July 2, 2003, by and among PerfectData Corporation, SuperCom Ltd. and SuperCom Merger Sub. Ltd. (without disclosure schedules or exhibits)
                                            (10)

                  10.14 Asset Purchase Agreement entered into as of October 3, 2003 by and between PerfectData Corporation and Spray Products Corporation (11)

                  10.15 First Amendment, dated as of February 26, 2004, to the Asset Purchase Agreement, dated as of October 3, 2003, filed as Exhibit
                                            10.14 (12)

                  10.16 Addendum to Lease Agreement and Standard Commercial Lease dated September 24, 2003 between Albert and Helen La Monte, as landlords, and the Company, as tenant (12)

                  23 (a) Consent of Independent Registered Public Accounting Firm (12)

                  23 (b) Consent of Independent Registered Public Accounting Firm (12)

                  99.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (12)

                  99.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (12)

                  99.3 Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
                                            (12)
         ______________

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1990.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 2000.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1985.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1987.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1992.

(6) Incorporated by reference to the Company's definitive Proxy Statement dated March 10, 2000 filed on March 14, 2000.

(7) Incorporated by reference to the Company's Form 8-K dated March 31, 2000 filed April 14, 2000.

(8) The four forms of stock option agreements used under the Stock Option Plan of 2000 are filed as Exhibits 4(d)(1) to 4(d)(4), both inclusive, to the Company's Registration Statement on Form S-8, File No. 333-51774, and are incorporated herein by this reference.

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 2001. (10) Incorporated by reference to the Company's Form 8-K filed on July 9, 2003.

(11)     Incorporated by reference to the Company's Form 8-K filed on October 8,
         2003.

(12)     Filed or, in the case of Exhibit 99.3, furnished herewith.

(b)      Reports on Form 8-K

                           (1) On January 20, 2004, the Company filed a Form 8-K reporting, under Item 5, that, on January 20, 2004, the Company issued a press release reporting that the Agreement and Plan of Merger and Reorganization dated as of July 2, 2003 by and between PerfectData and SuperCom Ltd. and related agreements were terminated.

                           (2) On March 10, 2004, the Company filed a Form 8-K reporting, under Item 4, that the firm of KPMG LLP had resigned as the Independent Registered Public Accounting Firm for the Company.

                           (3) On March 29, 2004, the Company filed a Form 8-K reporting, under Item 4, that the firm of Singer Lewak Greenbaum & Goldstein LLP was retained to audit the financial statements of the Company and to prepare and file the Company's tax returns for such fiscal year.

Item 14.   Principal Accountant Fees and Services.

Audit Fees

         KPMG LLP ("KPMG"),  the Company's then  Independent  Registered  Public
Accounting  Firm,   billed  $50,975  for  professional   services  rendered  in
connection with its audit of the Company's annual financial statements for fiscal 2003 and its review of the Company's financial statements included in the Company's Forms 10-QSB filed for fiscal 2003.

         KPMG billed the Company $10,750 for professional services rendered in connection with its review of the Company's financial statements included in the Company's Forms 10-QSB filed for fiscal 2004.

         The Company's Audit Committee has authorized a fee estimated to be $23,500 to $30,000 for the professional services being rendered by Singer Lewak Greenbaum & Goldstein, LLP (the "Singer Firm"), the Company's current auditors, in connection with its audit of the Company's annual financial statements for fiscal 2004, of which $15,000 has already been paid.

         The Audit Committee has authorized that the Singer Firm be paid a fee of $6,500 to $8,500 for its professional services to be rendered in connection with its review of each of the Company's financial statements included in the Company's Forms 10-QSB to be filed for the fiscal year ending March 31, 2005.

Audit-Related Fees

         KPMG billed the Company (1) $30,000 for its professional services in fiscal 2004 in connection with the Company's Registration Statement on Form S-3, File No. 333-109933, filed in connection with the then proposed merger transaction with SuperCom, which Registration Statement was withdrawn when the proposed transaction terminated, and (2) $15,000 for its professional services in connection with the Company's pending preliminary consent solicitation statement relating to shareholder approval of the proposed sale to Spray and reincorporation of the Company in the State of Delaware.

         There were no audit-related fees for fiscal 2003.


Tax Fees

         KPMG billed the Company $10,500 for its professional services in connection with preparing the Company's federal and state tax returns for fiscal 2003.

         The Audit Committee has authorized that the Singer Firm be paid a fee of up to $3,500 for its professional services in connection with preparing and filing the Company's federal and state tax returns for fiscal 2004.

All Other Fees

         During fiscal 2004 KPMG billed the Company $25,000 for its professional services in connection with a limited due diligence review of SuperCom's financial statements.

         During fiscal 2003 there were no other fees billed by KPMG to the Company for products and services in the preceding three sections of this Item 14.

Audit Committee Approval

         Pursuant to the Audit Committee Charter, only the Audit Committee may select annually the Independent Registered Public Accounting Firm for the Company, subject to shareholder ratification. Only the Audit Committee may replace the Independent Registered Public Accounting Firm. The Charter also requires the Audit Committee to approve the retention of the independent auditors for any non-audit service and the fee for such service. The Audit Committee also approves the scope of the annual audit and the intended fee for such service and the fees for the quarterly reviews of the financial statements in the Forms 10-QSB. The Charter does not permit any delegation of the Audit Committee's authority to management and sets forth procedures for annual reviews by the Audit Committee of the Independent Registered Public Accounting Firm to determine their qualifications and independence.

         With  respect  to all of the  services  described  under  the  captions
"Audit-Related Fees," "Tax Fees" and "All Other Fees," the Audit Committee reviewed in advance the scope of the services to be rendered and determined that the services were compatible with maintaining the independence of KPMG or the Singer Firm, whichever was applicable. The Audit Committee also approved in advance all of the fees for such services and for the fees described under the caption "Audit Fees."

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


                             PERFECTDATA CORPORATION

                                      By: /s/ Irene J. Marino
                                      Irene J. Marino, Authorized Officer and
                                      Principal Financial and Accounting Officer


Date:  June 28, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 28, 2004.

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

/s/ Bryan Maizlish                                        Director
    Bryan Maizlish

/s/ Timothy D. Morgan                                     Director
    Timothy D. Morgan


/s/ Tracie Savage                                         Director
    Tracie Savage

/s/ Corey P. Schlossmann                                  Director
    Corey P. Schlossmann

                             PERFECTDATA CORPORATION

                                 SEC Form 10-KSB

                          Index to Financial Statements


Financial Statements                                             Page

Report of Independent Registered  Public
            Accounting  Firm - March 31, 2004                    F-1

Report of Independent Registered  Public
            Accounting  Firm - March 31, 2003                    F-2

Balance Sheet - March 31, 2004                                   F-3

Statements of Operations -
   Years Ended March 31, 2004 and 2003                           F-4

Statements of Shareholders' Equity
   Years Ended March 31, 2004 and 2003                           F-5

Statements of Cash Flows -
   Years Ended March 31, 2004 and 2003                           F-6

Notes to Financial Statements                                    F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


PerfectData Corporation
Simi Valley, California

We have audited the accompanying balance sheet as of March 31, 2004, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PerfectData Corporation as of March 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.






SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 14, 2004

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PerfectData Corporation:

We have audited the accompanying statements of operations, shareholders' equity, and cash flows of PerfectData Corporation (the Company) for the year ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PerfectData Corporation for the year ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Los Angeles, California
May 9, 2003, except for the
restatement for discontinued
operations as described in note 2
to the 2003 financial statements,
which is as of June 25, 2004.

                             PERFECTDATA CORPORATION
                                  Balance Sheet
                                 March 31, 2004
                  (Amounts in thousands, except share amounts)

                                     Assets

Current assets:
   Cash and cash equivalents                                                           $    1,903
   Prepaid expenses and other current assets                                                   30
   Current assets of discontinued operations, net of allowance of $3                          220
                                                                                      -------------------------

               Total current assets                                                         2,153

Property and equipment, at cost, net                                                            -
                                                                                      -------------------------

Total assets                                                                           $    2,153
                                                                                      =========================

                                   Liabilities

Current liabilities:
   Accounts Payable                                                                    $      126
   Accrued compensation                                                                        35
   Other accrued expenses                                                                      77
   Current liabilities of discontinued operations                                             255
                                                                                      -------------------------

               Total current liabilities                                                      493
                                                                                      -------------------------

Commitments and contingencies (note 8)

Shareholders' equity:
   Preferred stock.  Authorized 2,000,000 shares; none issued                                   -
   Common stock, no par value.  Authorized 10,000,000 shares;
        issued and outstanding 6,209,530                                                   11,258
   Accumulated deficit                                                                    (9,598)
                                                                                      -------------------------

               Total shareholders' equity                                                   1,660
                                                                                      -------------------------

Total liabilities and shareholders' equity                                              $   2,153
                                                                                      =========================
See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
                            Statements of Operations
                       Years ended March 31, 2004 and 2003
              (Amounts in thousands, except per share information)


                                                                               2004                     2003
                                                                          ----------------    -------------------------


Selling, general, and administrative expenses                             $        933        $         668
                                                                          ----------------    -------------------------


               Loss from operations                                               (933)               (668)
                                                                          ----------------    -------------------------

Other income:

    Interest, net                                                         -                               -

    Other, net                                                                      17                   37
                                                                          ----------------    -------------------------


               Loss from continuing operations                                    (916)               (631)

               Income (loss) from discontinued operations                          359                 (11)
                                                                          ----------------    -------------------------

               Net income (loss)                                           $      (557)       $       (642)
                                                                          ================    =========================

Net loss per common share:
   Basic and diluted:
               Loss from continuing operations                             $     (0.15)       $      (0.10)

               Income from discontinued operations                                0.06                    -
                                                                          ----------------    -------------------------

                                                                           $     (0.09)       $      (0.10)
                                                                          ================    =========================

Weighted average shares outstanding:

    Basic and diluted                                                            6,193                6,159


See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
                       Statements of Shareholders' Equity
                                 (notes 6 and 7)
                       Years ended March 31, 2004 and 2003

                             (Amounts in thousands)

                                                                                                                   Net
                                                         Common Stock                  Accumulated              shareholders'
                                                 Shares              Amount              deficit                   equity
                                            ----------------     --------------    ------------------        ------------------

Balance at March 31, 2002                         6,159             $ 11,206          $   (8,399)               $   2,807


    Net loss                                         -                    -                 (642)                   (642)
                                            ----------------     --------------    ------------------        ------------------


Balance at March 31, 2003                         6,159               11,206              (9,041)                   2,165


    Stock Compensation                               50                   52                   -                       52

    Net loss                                          -                    -                (557)                   (557)
                                            ----------------     --------------    ------------------        ------------------


Balance at March 31, 2004                         6,209             $ 11,258          $   (9,598)               $   1,660
                                            ================     ==============    ==================        ==================



See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
                            Statements of Cash Flows
                       Years ended March 31, 2004 and 2003
                             (Amounts in thousands)


                                                                                       2004               2003
                                                                                   --------------    ----------------

Cash flows from continuing operating activities:
    Net loss                                                                       $        (916)      $        (631)
    Adjustments to reconcile net loss to net cash used
        in operating activities:

            Depreciation and amortization                                                      6                   20

            Stock issued for services                                                         52                    -

            (Increase) decrease in prepaid expenses and other assets                          32                  (7)

            Increase in accounts payable                                                      54                (106)

            Increase (decrease) in accrued expenses                                           29                 (18)
                                                                                   --------------    ----------------


              Net cash used in continuing operating activities                             (743)                (742)

              Net cash provided by discontinued operating activities                         473                  157
                                                                                   --------------    ----------------


              Net decrease in cash and cash equivalents                                     (270)               (585)


Cash and cash equivalents at beginning of year                                             2,173                2,758

Cash and cash equivalents at end of year                                            $      1,903           $    2,173
                                                                                   ==============    ================



See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003


(1)      Summary of Significant Accounting Policies

         (a)      Description of Business

                  PerfectData Corporation (the Company) assembles and sells computer and office equipment care and maintenance products.

         (b)      Cash and Cash Equivalents

                  The Company considers all highly liquid money market instruments with an original maturity of three months or less to be cash equivalents. At March 31, 2004, the Company had cash and cash equivalents of $1,903,000.

         (c)      Inventories

                  Prior to the APA entered into with Spray, inventories were stated at the lower of cost or market and consisted of finished goods. Cost was determined using the first-in, first-out method.

                  The Company transferred all inventory on hand to Spray on October 31, 2003, pursuant to the APA.

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

                        Machinery and equipment            3 to 5 years
                        Furniture and fixtures             3 to 5 years
                        Leasehold improvements             Life of lease
                                                                     (continued)

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003


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

                  The following were excluded from the calculation:

                                       March 31,                March 31,
                  Options               2004                      2003

                  1985 Plan             10,000                     11,500
                  2000 Plan            183,500                    185,000
                  1999 Options              -                       5,000
                  Warrants              20,000                     20,000


(h)      Income Taxes

                  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The realizability of deferred tax assets is assessed throughout the year and a valuation allowance is established accordingly.
                                                                     (continued)

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003


(i)      Use of Estimates

                  The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, inventory valuation, deferred income tax asset valuation allowances, and the estimated future operating cash flows from the Company's long-lived assets. Considerable management judgment is necessary to estimate future operating cash flows as future cash flows are impacted by competitive and other factors that are generally out of management's control. Accordingly, actual results could vary significantly from management's estimates.

(j)      Stock-Based Compensation

                  The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options.
                  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123.

                  The Company is adopting the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Due to the reduction of the exercise price of fixed stock options through the cancellation of stock option awards and the granting of replacement awards, per FIN No. 44, Accounting for Certain Transactions involving Stock Compensation, the Company has adopted variable accounting for the replacement awards, per FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.
                                                                     (continued)
                                      F-9

                            PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003

                  The Company applies APB Opinion No. 25 in accounting for its employees and director stock option plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 and SFAS No. 148, the Company's net loss would have been increased to the pro forma amounts indicated below. The fair value of these options was estimated at the date of grant using a
                  Black-Scholes option-pricing model, assuming a risk-free interest rate of 4.57% - 6.26%, a ten-year term, 50% volatility, and $0 expected dividend rate.

                  (000's, except per share amounts)

                                                                          2004             2003

                  Net income, as reported                              $     (557)    $     (642)
                  Deduct total stock-based employee compensation
                     expense determined under fair-value-based
                     method for all awards, net of tax                      (  27)            (4)
                                    Pro forma net income               $     (584)    $     (646)

                  Basic and diluted net loss per common share:
                      As reported                                      $    (0.09)    $    (0.10)
                      Pro forma                                        $    (0.09)    $    (0.10)


(k)      Impairment of Long-Lived Assets and
                  Long-Lived Assets To Be Disposed Of

                  SFAS No. 144 Accounting for the Impairment or Disposal of Long-Live Assets provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements.

                  In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows
                                                                     (continued)
                                      F-10

                             PERFECTDATA CORPORATION
                       Statements of Shareholders' Equity
                                 (notes 6 and 7)
                       Years ended March 31, 2004 and 2003

                  expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

(2)      Discontinued Operations

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

         Because the Company's largest customer had threatened to seek another supplier because of a supplier's offer of lower prices, and because of the long delay in closing the transaction, thereby causing uncertainty for customers and Spray, the Company and Spray have agreed in principle to the following revisions to the APA: (1) effective June 1, 2004, Spray will assume full responsibility for all of the Company's customers in order to prevent possible losses of customer business; (2) the aforementioned payment of $100,000 will be reduced to $80,000; (3)
                                                                     (continued)
                                      F-11

                             PERFECTDATA CORPORATION
                       Statements of Shareholders' Equity
                                 (notes 6 and 7)
                       Years ended March 31, 2004 and 2003

         based on the amounts of the items constituting the purchase price described above and as modified in (2) as if the closing was held on May 31, 2004, the Company will advise Spray of this estimated purchase price and Spray will promptly advance to the Company an amount in excess of what the Company owes Spray for product purchased from Spray; and (4) the Company may put the assets to Spray for the purchase price on the earlier of (a) September 30, 2004 or (b) the Company receiving shareholder consent to the sale of Spray.

         The Board of Directors, after consultation with certain major shareholders, had elected in June 2003, to sell the operating business assets of the Company because, despite efforts by the Company during the prior fiscal years which had increased sales and reduced expenses, the Company continues to operate at a loss, thereby diluting the Company's cash, which is its major asset. The Board concluded that a sale or liquidation of the operating assets was in the best interests of the Company and its shareholders even if no acquisition or merger was effected.

         The Company will seek shareholders' approval, by consents in lieu of holding a meeting, to permit the sale of its operating assets to Spray. At such time as the Company has obtained formal approval of its shareholders to permit the sale to Spray, the Company will have no operations and will thereafter receive no revenues until an acquisition or merger is effected.

         The Board of Directors of the Company does not intend to liquidate the Company, but instead, with the Company having cash or cash equivalents currently in excess of $1,500,000, the Board intends to continue its search for a suitable merger or acquisition candidate. Even though the Company will have no operations, the Company believes its status as a publicly-traded company is valuable and therefore makes it a viable merger candidate. During the past three fiscal years, the Company had been seeking acquisitions which have not been related to its current business. The Board was of the opinion that profitability on a continuous basis would not be achieved absent an acquisition of a new business or businesses and/or new products. However, the Board can not determine when any such acquisition will be consummated, if at all. During recent years, three potential acquisitions were actively pursued; however, all terminated for different reasons and the Company incurred expenses in connection therewith.

         No adjustments have been made to the financial statements as a result of these uncertainties.

         The Company accounted for the sale as a disposal group under Statement of Financial Accounting Standards ("SFAS") No. 144. Accordingly, amounts in the financial statements and related notes for all periods presented have been reclassified to reflect SFAS No. 144 treatment.
                                                                     (continued)
                                      F-12

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003

The carrying amount of the assets and liabilities of the discontinued operations at March 31, 2004 were as follows:

         (amounts in thousands except per share information)

                                                                       March 31,
                                                                         2004
         Assets:
            Accounts receivable     net of
               an allowance for doubtful
               accounts of $ 3                                         $   192
            Inventory                                                       28
            Property and equipment, net                                     -
         Total Assets                                                      220

         Liabilities:
           Accounts Payable                                            $   255

         Operating results of the discontinued operations are as follows:

         (amounts in thousands except per share information)
                                                                       March 31,              March 31,
                                                                         2004                   2003

                  Net revenue                                           $2,680                 $2,005

                  Income (loss) from discontinued operations               359                   (11)

                  Income (loss) per share from
                      discontinued operations                           $ 0.06                $     -



(3)      Concentration of Credit Risk

         Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, and accounts receivable.
                                                                     (continued)
                                      F-13

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003

         As of March 31, 2004, the Company had approximately $1,903,000 of cash equivalents in two financial institutions, which exposes the Company to concentration of credit risk. The Company had approximately $1,896,000 invested in highly liquid money market instruments, which are not federally insured. The remaining $7,000 was deposited at a bank, which is federally insured up to $100,000.

         The Company sells its principal products to a number of customers in the retail industry. During the years ended March 31, 2004 and 2003, two customers accounted for more than 10% of net sales. These customers each accounted for 71% and 47%, and 13% and 23% in 2004 and 2003, respectively. As of March 31, 2004 and 2003, approximately 78% and 38% of recorded accounts receivable were from two wholesale/discount merchants. For the years ended March 31, 2004 and 2003, sales made to these customers amounted to $1,911,000 and $337,000 and $942,000 and $457,000, respectively. To reduce credit risk, the Company performs ongoing credit evaluations of its customers' financial conditions but does not generally require collateral. New customers requiring large credit accounts are required to provide letters of credit.

(4)      Inventories

         Pursuant to the APA, the Company transferred its inventory on hand at October 31, 2003 to Spray. Pursuant to this agreement, Spray will pay the Company for the inventory at the time of the close of the transaction. The Company reclassified its inventory, with a net book value of $28,000, to assets of discontinued operations.

(5)      Property and Equipment

         Property and equipment at March 31, 2004 consist of:

                  Machinery and equipment            $        296
                  Furniture and fixtures                        7
                                                              303

                  Less accumulated depreciation
                      and amortization                      (303)
                                                     $         -

(6)      Income Taxes

         A reconciliation of the federal statutory income tax rate to the effective income tax rate on loss from continuing operations is as follows:
                                                                     (continued)
                                      F-14

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003



                                                                    March 31
                                                                2004        2003
         Federal statutory rate                                  34%         34%
               Increase (reductions) in taxes due to:
           State income taxes (net of federal benefit)            3            6
           Change in valuation allowance                        (18)          46
           Dividends-received deduction                           1          (3)
           California net operating loss limitation               -          (3)
           Expiration of federal net operating loss             (16)        (74)
           Expiration of state net operating loss                (4)          -
           Expiration of general business credit                  -          (3)
           Other                                                  -          (3)

                                                                  -%          -%


         The  tax  effects  of  temporary   differences  that  give  rise  to  a
         significant portion of the deferred tax assets at March 31, 2004 are summarized as follows (in thousands):

                  Deferred tax assets (liabilities):
                           Net operating losses                        $1,978
                           Inventories                                     13
                           Accrued expenses                                43
                           Business tax credit carryforwards               12
                           Other                                           16
                                                                        2,062

                           Less valuation allowance                     2,002
                                                                       $    -

         At March 31, 2004, the Company had net operating loss (NOL) carryforwards of approximately $5,453,000 and $2,205,000 for federal income tax purposes and California income tax purposes, respectively, expiring in varying amounts through 2023. The NOL carryforwards, which are available to offset future profits of the Company and are subject to limitations should a "change in ownership" as defined in the Internal Revenue Code occur, will begin to expire in 2009 if not utilized. Additionally, the Company has general business tax credit carryforwards of approximately $12,000 which will begin to expire in 2006.
                                                                     (continued)
                                      F-15

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003

         Realization of the future tax benefits of the NOL carryforwards and other deferred tax assets is dependent on the Company's ability to generate future taxable income within the periods in which they benefit. In assessing the likelihood of utilization of existing deferred tax assets, management considered the historical results of continuing operations over the last three years and the current economic environment in which the Company operates. Management has determined that future taxable income of the Company will more likely than not be insufficient to realize the recorded net deferred tax assets of $2,062,000 and has recorded a valuation allowance of $2,062.00 During the year ended March 31, 2004, the Company increased the valuation allowance in deferred tax assets by $118,000.

(7)      Shareholder's Equity

         On January 20, 2000, the Company entered into certain agreements with Millennium Capital Corporation (MCC) and JDK Associates Inc. (JDK). Pursuant to the agreements, the Company sold 1,333,333 shares of its common stock to MCC, JDK and certain other buyers and issued a warrant to purchase 1,800,000 shares of the Company's common stock at $2.75 per share, for aggregate consideration of $3,000,000. In addition, under the agreements, MCC and JDK will provide financial advisory assistance to the Company in searching for and closing future acquisitions and financings for which they will receive an advisory fee of 5% of the estimated purchase price for a future acquisition which they introduced to the Company or for additional capital raised in support of future acquisitions. The term of this consulting agreement is five years.

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

         The remaining warrants to purchase 20,000 shares of common stock at $2.75 per share are outstanding at March 31, 2004.

         On July 31, 2003, the Company issued 50,000 shares of the Company's common stock to the Chairman of the Audit Committee as compensation for his services over the past three years. The Company has recorded compensation expense of $51,500 for the shares.
                                                                     (continued)

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003

         The articles of incorporation authorize a class of preferred stock issuable in classes and series with such designations, voting rights, redemption provisions, dividend rates, liquidation and conversion rights, and other preferences and limitations as may be determined by the board of directors. No preferred stock was outstanding at March 31, 2004.

(8)      Stock Option and Bonus Plans

         1985 Stock Option Plan

         During November 1985, the Company adopted the 1985 Stock Option Plan (the "1985 Plan")to grant incentive and nonqualified stock options to officers and key employees of the Company for the purchase of up to 500,000 shares of the Company's common stock. Under the 1985 Plan, options were granted at prices equal to or greater than fair market value at date of grant. The shares, subject to various limitations, are exercisable over terms not to exceed ten years. No options were granted during the three years ended March 31, 2004. A total of 377,750 options were exercised through March 31, 2004, with 10,000 options left outstanding. The 1985 Plan has expired; therefore, no additional options can be issued under its terms.

         On March 31, 2003, an employee of the Company was terminated who was previously granted an option to purchase 1,500 shares of common stock at $2.0625 per share. As the terminated employee had 90 days to exercise, the option was outstanding as of March 31, 2003. The option subsequently expired unexercised.

         Activity under the 1985 Plan is summarized as follows:

                                                                       Weighted
                                                    Number of          average
                                                    shares             exercise
                                                                         price

         Options outstanding at March 31, 2002      11,500           $   1.3017
         Options canceled                                -                    -

         Options outstanding at March 31, 2003      11,500               1.3017
         Options canceled                           (1,500)              2.0625

         Option outstanding at March 31, 2004       10,000           $   1.1877
                                                                     (continued)

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003

         The weighted average remaining contractual life of the outstanding options was approximately 1.3 years at March 31, 2004.

         1999 Options

         On April 28, 1999, the board of directors authorized the granting of options or warrants to purchase up to an aggregate of 100,000 shares of common stock to directors, employees, or consultants. The options or warrants were to be sold to the grantee at $0.05 per share, to have an exercise price of $1.56 per share, and to have a three-year term from the respective date of grant. A total of 24,000 options were exercised through March 31, 2004. Activity for these options and warrants is summarized as follows:

                                                                    Weighted
                                                                average exercise
                                                       Shares         price

         Options outstanding at March 31, 2002          13,000       $  1.56
         Canceled                                       (8,000)         1.56

         Options outstanding at March 31, 2003           5,000          1.56
         Canceled                                       (5,000)         1.56

         Options outstanding at March 31, 2004                -      $     -

         2000 Stock Option Plan

         On May 22, 2000, the Company's board of directors adopted the Stock Option Plan of 2000 of PerfectData Corporation (the "2000 Plan") which provides for the granting of options to directors, officers, employees, and consultants of the Company. The Company's board of directors reserved 1,000,000 shares of common stock under the 2000 Plan. On September 7, 2000, the Company's board of directors amended the 2000 Plan to reserve an additional 1,000,000 shares of common stock. On October 19, 2000, the shareholders of the Company approved the 2000 Plan and ratified options previously granted.

         Options granted under the 2000 Plan shall be at a price no less than the fair market value of the common stock on the date of grant or in the case of nonqualified stock options at a price equal to or greater than 85% of the fair market value on the date of grant. Options granted under the 2000 Plan are exercisable at various times as determined by the board of directors or its designee.
                                                                     (continued)

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003

         On October 31, 2001, the Company granted options to purchase an aggregate of 10,000 shares of common stock at $3.43 per share to various employees. The option price was equal to the fair market value at the time of grant. All of the options described were to become exercisable in four substantially equal installments, commencing with the first anniversary of the respective date of grant.

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

         On March 31, 2003, an employee of the Company was terminated who was previously granted an option to purchase 1,500 shares of common stock at $3.43 per share. As the terminated employee had 60 days to exercise, the option was outstanding as of March 31, 2003. The option subsequently expired unexercised.
                                                                     (continued)

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003

         Activity under the 2000 Plan is summarized as follows:
                                                                        Weighted
                                                     Number of    average option
                                                        shares           price

         Options outstanding at March 31, 2002         260,000        $    11.25

         Options granted                               175,000              1.17
         Options canceled                             (250,000)            10.97

         Options outstanding at March 31, 2003         185,000              1.29

         Options canceled                               (1,500)            3.43

         Options outstanding at March 31, 2004         183,500        $     1.28

         As of March 31, 2004, options to purchase 62,584 shares of common stock are exercisable at a weighted average exercise price of $1.325. As of March 31, 2004, 1,816,500 shares were available for future grants.

         The following table summarizes in more detail information regarding the Company's stock options outstanding under the 2000 Plan at March 31, 2004:


                                    Weighted Average                            Weighted Average
Exercise        Outstanding         Remaining                Exercisable        Remaining
   Price          Options           Contractual Life         Options            Contractual Life

$1.00             125,000                   7.6                  41,667                   7.6
$1.60              50,000                   8.3                  16,667                   8.3
$3.43               8,500                   8.5                   4,250                   8.5

Total             183,500                   8.4                  62,584                   8.4

                                                                     (continued)

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003

         (9) Commitments

         The Company leases office space under a six-month lease that expires October 15, 2004. The Company had previously leased a facility under an operating lease which expired June 20, 2003. The Company continued to occupy the facility, along with a subtenant to whom the Company sublet warehouse space, on a month-to-month basis until October 31, 2003.

         Rental expense, net of sublease income, was $50,000 and $100,000 for the years ended March 31, 2004 and 2003, respectively.

                             PerfectData Corporation
                          Index to Exhibits Filed with
                          Annual Report on Form 10-KSB


         Exhibit No.           Description of Exhibit                       Page

          10.15       First Amendment, dated as of February                  E-2
                      26, 2004, to the Asset Purchase Agreement, dated dated as of October 3, 2003, between PerfectData Corporation, and Spray
                      Products Corporation

          10.16       Addendum to Lease Agreement and                        E-4
                      Standard Commercial lease dated as of
                      September 24, 2003 between Albert and
                      Helen La Monte, as landlord, and the
                      Company, as tenant


          23 (a)      Consent of Independent Registered
                                 Public Accounting Firm                     E-20

          23 (b)      Consent of Independent Registered
                                 Public Accounting Firm                     E-21

          99.1        Certification of Chief Executive                      E-22
                      Officer Pursuant to Rule 13a-14
                      under the Securities Exchange Act of 1934

          99.2        Certification of Chief Financial Officer              E-24
                      Pursuant to Rule 13a-14 under the Securities
                      Exchange Act of 1934

          99.3        Certification Pursuant to Section 906 of              E-26
                      Sarbanes-Oxley Act of 2002

                                                                   Exhibit 10.15



                                 FIRST AMENDMENT
                                       TO
                            ASSET PURCHASE AGREEMENT


         This First Amendment (the "Amendment"), dated as of the 26 day of February, 2004, to the Asset Purchase Agreement (the "Original Agreement"), dated as of October 3, 2003, between PerfectData Corporation, a California corporation, and Spray Products Corporation, a Pennsylvania corporation.


                               W I T N E S S E T H

         WHEREAS, the parties hereto entered into the Original Agreement whereby Seller agreed to sell, and Purchaser agreed to purchase, substantially all the assets of Seller; and

         WHEREAS, the parties desire to amend the Original Agreement as provided for herein;

         NOW,  THEREFORE,   in  consideration  of  the  mutual  representations,
warranties, covenants and agreement set forth herein, the parties agree as follows:

         1. The second sentence of Section 1.5 is hereby amended by the addition of the following:

                           "and as provided in Section 4.7 hereof."

         2. The following shall be inserted as Section 4.7:

                           "4.7 Insurance. Purchaser agrees to maintain product liability insurance covering not only all products manufactured or shipped by it post-closing, but also including all products manufactured or shipped by the Purchaser prior to the Closing Date, including those during the management period pursuant to Section 5.6 hereof."

         3. Section 5.6.3(a) is hereby amended to add the following:

                           "(iii) be responsible for all freight and shipping charges incurred by the Buyer in connection with the transport of inventory from the Facility to the customers."

         4. Section 5.6.3 (b)(ii) is hereby deleted in its entirety.

         5. Except as specifically modified herein, the Original Agreement shall not be modified and shall remain in full force and effect.

         6. All capitalized terms not specifically defined herein shall have the meaning ascribed to them in the Original Agreement.

         IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first set forth above.

                                                     PURCHASER:
                                                     Spray Products Corporation


                                                     By:   /s/Bart Bastian
                                                     Name:  Bart Bastian
                                                     Title:  President



                                                     SELLER:
                                                     PerfectData Corporation


                                                     By:   /s/Harris A. Shapiro
                                                     Name:  Harris A. Shapiro
                                                     Title:  Chairman of the
                                                             Board and Chief
                                                             Executive Officer

                                                                   Exhibit 10.16

         ADDENDUM TO LEASE AGREEMENT LANDLORD: Albert and Helen LaMonte

         TENANT:     Perfectdata Corporation

         DATE:       March 29, 2004

         PROPERTY:   1445 E. Los Angeles Avenue, Suites # 208

         REGARDING:  Lease Extension LANDLORD:
         TENANT:     PerfectData Corporation


         This document (1 pages) serves as written evidence of an addendum to the Master Lease dated September 24, 2003, by and between Albert and Helen LaMonte, "Landlord" and Perfectdata Corporation, "Tenant". This addendum is incorporated by reference and made a part of the Master Lease agreement.

         The Master Lease Agreement is hereby amended to reflect the following:

            1. It  is  agreed  that  the  term  of  this  Lease  shall  continue uninterrupted through October 15, 2004 unless sooner terminated as provided in the Master Lease Agreement.

         Other than the modifications specified herein, all other terms and conditions of the Master Lease agreement shall remain fully enforceable as written. This addendum and the Master Lease shall not be modified unless done in writing, signed and dated by all parties to be bound.


         The signatures of the parties hereto is evidence of their understanding of a willingness to be bound by this Addendum.

         LANDLORD:                           TENANT:

         By /s/ Albert La Monte Date 5/11/04 By /s/ Irene J. Marino Date 4/19/04
         ___________________________                Irene Marino

         By /s/ Helen La Monte Date 5/12/04
                                      E-4

STANDARD COMMERCIAL LEASE                        PROJECT: EXECUTIVE CENTER OF
                                                 SIMI VALLEY ADDRESS: 1445 LOS
                                                 ANGELES AVENUE
               GROSS LEASE                       SUITE: 208
                                     CITY/STATE/ZIP: SIMI VALLEY, CALIF. 93065

1. PARTIES. This Lease dated September 24, 2003 is entered between Albert and Helen LaMonte, ("Landlord"), and Perfectdata Corporation, ("Tenant").

2. NOTICES.
   Any notice required hereunder shall be in writing and served personally or sent registered or certified United States mail, postage prepaid, addressed as follows:

LANDLORD: Albert and Helen LaMonte          TENANT: Perfectdata Corporation
          Executive Center of Simi Valley         attn: Irene Marino
          1445 Los Angeles Ave. Suite 301        1445 Los Angeles Ave. Suite 208
          Simi Valley, California 93065           Simi Valley, California 93065

3. PREMISES.

   3.1 Landlord leases to Tenant and Tenant leases from Landlord, on the terms and conditions hereinafter set forth, that certain demised premises and other improvements located thereon situated in the City of Simi Valley, County of Ventura , State of California, commonly known as 1445 Los Angeles Avenue , Suite #208.

   3.2 Landlord shall provide Tenant with possession of the Premises effective October 15, 2003, as agreed between Tenant and Landlord and subject to receipt by Landlord of the fully executed Lease document and the monies due thereunder , and rent payments as required herein shall commence as of October 15, 2003. If Tenant causes a delay in occupancy, then there shall be no adjustment to the commencement date of this Lease nor Tenant's obligation to make rent payments.

   3.3 Tenant's Premises, consists of approximately 667 rentable square feet . The legal description of the Premises is set forth in Exhibit "A" which is attached to this Lease.

4. TERM.

   4.1 The term of this Lease is for Zero (0) years Six (6) months , commencing on October 15, 2003 and ending on April 15, 2004 unless sooner terminated as hereinafter provided.

   5. MONTHLY RENT. 5.1 Tenant shall pay Landlord as monthly "base rent" for the Premises the sum of Nine hundred fifty and 50/100 ($950.00) dollars per month, in advance on the first day of each month beginning October 15, 2003. Rent for any period during the term of this Lease which is for less than one (1) month shall be a pro rata portion of the monthly installment. Said proration shall be calculated on the basis of a thirty (30) day month. Rent shall be payable without notice or demand and without any deduction, off-set, or abatement in lawful money of the United States, except as set forth in sub paragraph 22.3 herein, to the Landlord at the address stated herein for notices or to such other persons or such other places as the Landlord designates to Tenant in writing.

6. COST OF LIVING RENTAL ADJUSTMENT.

   6.1 The monthly "base rent" in Article 5 shall be increased on the annual anniversary date of this Lease by the greater of 5% or the percent or the percentage that the United States Department of Labor, Bureau of Labor Statistics, Consumer Price Index for "All Urban Consumers" (for all items in the Los Angeles/Long Beach/ Anaheim areas) ("Index") has increased from the first month of the Lease term through the month in which the rent is to be increases.
         SAMPLE RENT CALCULATIONS:
                  a. Assume for purposes of example that the beginning index number (month number 1 of the Lease Term) is 208 and the extension index number (month number 13 of the Lease Term) is 219 and the rent is $1,000.
                  b. The fraction would be extension index/beginning index of 219/208 x or $1,000 = $1, 053.00.
                  c. The new rent would be $1, 053.00.

   6.2 The Index for the month in which the rent is to be increased may not be available on the rental adjustment date. At such time as the Index is available, Landlord shall provide written notice to Tenant and Tenant shall make the necessary rental adjustment payment to Landlord within fifteen (15) days of said written notice. If at any time there does not exist an Index in the same format as herein described, then the Parties shall substitute therefore an official index publishes by the Bureau of Labor Statistics or its successor which achieves the same intended purposes.

7. ANNUAL RENTAL ADJUSTMENT FOR EXPENSES.
    7.1 Definitions. As used in this Lease, the following terms are defined as follows:
         (a) "Base Year" shall mean the calendar year 2003.
         (b) "Tenant Proportionate Share" shall mean a fraction, the numerator of which is the number of square feet of rentable office space covered by the Lease and the denominator of which is the total number of rentable square feet of office space in the Building, whether or not such space is actually rented.

         (c) "Operating Expenses" means all direct costs of operation and maintenance of the Building as determined by standard accounting practices and shall include, but shall not be limited to the following costs: real property taxes, fees for permits relating to the building, water and sewage charges, insurance premiums, utilities, janitorial services for common areas, labor of building attendants, building management, maintenance of elevators and mechanical systems, supplies, materials, equipment, and tools used in building maintenance, and upkeep of any landscaping and common areas. Operating Expenses shall not include depreciation on the building and leasing commissions.

   7.2 If Landlord's Operating Expenses for any calendar year after the base year exceeds those paid or incurred for the base year, then Tenant shall pay its proportionate share of the increase within ten (10) days of the billing date. Adjustment is based upon the increase in Operating Expenses over the base year. Such Operating Expenses shall be based upon a square foot computation ("Tenant's Proportionate Share") with Tenant's space being approximately 1.68 %of the total rentable square feet of the building of which the Premises comprise a part.

   7.3 Landlord shall attempt to complete its computation of the actual Operating Expense increases by March of the year following the year for which the computation is to be made. Tenant shall pay any additional amounts even if at the time that Landlord's computation of actual Operating Expenses is made the Lease term is expired and Tenant has vacated the Premises.

 8. SECURITY DEPOSIT.

   8.1 Tenant shall deposit with Landlord upon execution of this Lease the sum of Nine hundred fifty and 00/100 ($950.00) dollars as security deposit for the Tenant's faithful performance of the provisions of this Lease. The amount required as security deposit shall be equivalent to one (1) month's rent.

   8.2 If Tenant fails to pay rent or other charges due hereunder, or otherwise defaults with respect to any provision of this Lease, Landlord may use, apply or retain all or any portion of said deposit for:
         (a) the payment of any rent or other charge in default, or
         (b) the payment of any other sum for which Landlord may become obligated by reason of Tenant's default, or
         (c) to compensate Landlord for any loss or damage which Landlord may suffer thereby.

   8.3 Tenant shall immediately, upon written demand, pay to Landlord the sum equal to that portion of t he deposit expended or applied by Landlord which was provided for in this paragraph so as to maintain the security deposit in the sum initially deposited with Landlord. Tenant's failure to do so shall be a material breach of this Lease. Such reimbursement shall be payable in cash or by way of a certified money order. Lessee may not use any portion of the security deposit to satisfy Lessee's rental obligations including the last month's rent.

   8.4 If Tenant performs all of Tenant's obligations under this Lease, the security deposit or that portion thereof which has not previously been applied by the Landlord, shall be returned to Tenant within fourteen (14 ) days after the expiration of the term of this Lease, or after Tenant has vacated the Premises, whichever is later.

9. USE AND USES PROHIBITED.

   9.1 Tenant shall use the Premises only for a general business office , and for no other use without the Landlord's prior written consent.

   9.2 Tenant shall not do, bring, or keep anything in or about the Premises that will cause a cancellation of any insurance covering the Premises or the building in which the Premises are located. If the rate of any insurance carried by the Landlord is increased solely as a result of Tenant's use, Tenant shall pay to Landlord within ten (10) days after written demand from Landlord, the amount of any such increase.

   9.3 Tenant shall comply with all laws concerning the Premises or Tenant's use of the Premises, including without limitation, the obligation at Tenant's cost to alter, maintain, or restore the Premises in compliance and conformity with all laws relating to the use, or occupancy of the Premises by Tenant during the term of this Lease.

   9.4 Tenant shall not use or permit the use of the Premises is any manner that will tend to create waste or a nuisance or, if there shall be more than one tenant of the building containing the Premises, which shall unreasonably disturb any other tenant.

10. TENANT ACCEPTANCE OF PREMISES AND COMPLIANCE WITH LAW.
   10.1 Tenant accepts the Premises in their condition existing as of the date that Tenant possesses the Premises, subject to all applicable zoning, municipal, county and state laws, ordinances, regulations governing or regulating the use of the Premises and accepts this Lease subject thereto and to all matters disclosed thereby.

   10.2  Tenant  shall  be  responsible   for  complying  with  any  such  laws,
ordinances, or regulations prior to possession of the Premises.

   10.3 Tenant acknowledges that neither Landlord nor its agent(s) has made any representation or warranty as to the condition of the Premises or the suitability of the Premises for the conduct of Tenant's business.

11. TAXES.

   11.1 Real Property Taxes; Landlord shall pay all real property taxes and general assessments levied and assessed against the building in which the Premises are located during the term of this Lease.

   11.2 Personal Property Taxes; Tenant shall pay, prior to delinquency, all taxes assessed against and levied upon fixtures, furnishings, walls (which shall be defined as movable walls and partitions), equipment and all other personal property of Tenant contained in the Premises. Tenant shall cause said fixtures, furnishings, walls, equipment, and all other personal property to be assessed and billed separately from the real property of the Landlord. In the event that any or all of Tenant's fixtures, furnishings, walls, equipment, or other personal property shall be assessed and taxed with Landlord's real property, Tenant shall pay to Landlord Tenant's share of such taxes prior to delinquency, or within thirty (30) days, after delivery to Tenant of a statement from Landlord in writing setting forth the amount of such taxes applicable to the Tenant's personal property, whichever is sooner.

12. UTILITIES AND SERVICES.
   12.1 Landlord will furnish the Premises with electricity suitable for the intended use of the Premises as a general business office, heating and air-conditioning for the comfortable use and occupancy by Tenant of the Premises, plus furnishing, supplying, and maintaining building common areas, parking areas, and restroom facilities including water and sewage disposal in the building in which the Premises are located, all at the Landlord's expense, except electric, unless otherwise agreed to in this Lease. Said utilities shall be provided daily except for heating and air-conditioning which shall be provided by Landlord Monday through Saturday during business hours of 7:00 a.m. to 7:00 p.m. If the Tenant shall require electrical current or installation of electrical equipment including but not limited to electronic data processing machines or computers, using current which will in any way substantially increase the amount of the electricity usually furnished for use as general office space, Tenant will obtain prior written approval from the Landlord and pay monthly for the additional direct expenses involved. Tenant shall pay monthly, within 10 days of Landlord's billing, for his pro-rata share of the cost of electric service to the Premises based upon a square foot computation ("Tenant's Proportionate Share") with Tenant's space being approximately 1.68 % of the total rentable square feet of the Building of which the Premises become a part.

13. MAINTENANCE AND REPAIRS.

   13.1 By entering into the Premises, Tenant shall be deemed to have accepted the Premises as being in good and sanitary order, condition and repair.

   13.2 Landlord's Obligations:
         (a) Except as provided in Article 19, and except for damage caused by any negligent or intentional act or omission of Tenant, Tenant's agents, employees or invitees, Landlord at its sole cost and expense shall keep in good condition and repair the foundation, exterior walls, exterior roofs, building common area plumbing, heating and air conditioning systems, sidewalks and other "common area" items. If the cost of Landlord's obligations under this Subparagraph 13.2 increases for any reason outside the control of Landlord or all tenants, then such increase shall be paid by each tenant on a leasable square foot basis.
         (b) "Common area" items shall be defined to include those items of maintenance or repair which are not directly attributable to Tenant's Premises but which are attributable to the benefit of all tenants in the building.
         (c) If Landlord determines that additional services are required for use of a specific Tenant, including but not limited to ,additional trash removal, additional repairs, increased utility use, then Landlord shall have the right to charge Tenant one hundred (100%) of such cost or increase, which shall be payable immediately upon written demand by Landlord.

14. ALTERATIONS AND ADDITIONS.

   14.1 Tenant shall not, without Landlord's prior written consent, make any alterations, improvements or additions in or about the Premises.
         (a) As a condition to giving consent, Landlord may require Tenant to remove, at Tenant's sole cost, any such alterations, improvement, or additions at the expiration of the term, and to restore the Premises to their prior condition by giving Tenant thirty (30) days written notice prior to the expiration of the term that Landlord requires Tenant to remove itself from the Premises.
         (b) Unless Landlord requires their removal as set forth above, all alterations, improvements or additions which are made on the Premises by Tenant shall become the property of Landlord and remain upon and be surrendered with the Premises at the expiration of the term.

   14.2 Notwithstanding the terms of this Article 14, Tenant's trade fixtures, furniture, equipment, and other machinery other than that which is affixed to the Premises so that it cannot be removed without material or structural damage to the Premises, shall remain the property of the Tenant and be removed by Tenant at the expiration of the term of this Lease.

15. FREE FROM LIENS.
   15.1 Tenant shall keep the Premises and the property in or on which the Premises are located free from any liens arising out of any work performed, material furnished, or obligation incurred by Tenant. Tenant shall not record this Lease without Landlord's consent.

16. TENANT'S PERFORMANCE.
   16.1 With the exception of rental payments due herein, if Tenant fails to adhere to any time limits set forth in this Lease to complete work or perform any other requirement herein provided to be performed by Tenant during the term of this Lease or prior to the beginning of this Lease, or if Tenant causes a delay in the completion of any work performed by any person on the Premises or its appurtenances, then Landlord shall provide Tenant will written notice of Tenant's violation of this Lease provision.
         (a) If the violation is not corrected within ten (10) days after notice, Landlord shall have, in its discretion, the right to exercise any of the legal and equitable remedies set forth in Article 22 or otherwise provided by law.
         (b) In addition, Landlord shall be entitled to retain as liquidated damages all security deposits made hereunder and any such alterations, improvements or additions that Tenant may have annexed to the Premises that cannot be removed without damage thereto (subject to the provisions of Article 14 above).

17. FORCE MAJEURE.
   17.1 If either party to this Lease is delayed or prevented from the performance of any act required hereunder, including, without limitation, such reasons as Acts of God, lockouts, labor strikes, inability to procure materials, restrictive governmental laws, ordinances or regulations, or any other cause which is beyond the control of the party obligated to perform, then performance shall be temporarily excused until such time as performance can be had without such restriction. This shall not be interpreted as excusing Tenant from the prompt and timely payment of rentals or other charge(s) due under this Lease.

   17.2 Each party shall use reasonable diligence to avoid any delay as described in Subparagraph 16.1 and shall resume performance under this Lease as promptly as possible after any such delay.

18. INSURANCE; INDEMNITY.

   18.1 Fire Insurance:
         (a) Landlord at its cost shall maintain during the term of this Lease on the Premises a policy or policies of standard fire and extended coverage insurance to the extent of at least eighty (80%) percent of full replacement value thereof. Said insurance policies shall be issued in the names of Landlord and Tenant, as their interests may appear.
         (b) Tenant, at its own expense, shall maintain during the term of this Lease a policy of standard fire and extended coverage /casualty insurance, with vandalism and malicious mischief endorsements, to the extent of full replacement value insuring Tenant against loss or damage by fire or other casualty to all Tenant's personal property , including alterations in or about the Premises and Tenant Improvements for/of Tenant located in the Premises. The proceeds from any such policy shall be used by Tenant for the replacement of personal property and the restoration of Tenant's improvements or alterations.

    18.2 Liability Insurance:
         (a) Tenant at its sole cost and expense shall maintain during the term of this Lease a general public liability insurance policy to insure against all liability of Tenant and its authorized representatives arising out of and in connection with Tenant's use or occupancy of the Premises. The single combined liability limitation of such insurance shall be not less than: Five hundred thousand ($500,000) Dollars with respect to injury or death of one person, and Five hundred thousand ($500,000) Dollars with respect to any one accident, and Fifty thousand ($50,000) Dollars with respect to property damage, including theft and a special rider regarding plate glass windows, if the normal policy does not already cover this item. Landlord shall be named as additional insured under said policy but only with respect to claims against the Landlord arising solely out of the Tenant's use and occupancy of the Property. Tenant, upon separate written request from Landlord, shall furnish a certificate evidencing said insurance.
         (b) If Tenant fails to maintain insurance, Landlord may procure and maintain such policies at the expense and cost of Tenant, bearing interest thereon at the maximum rate permitted by law for an individual to charge, and which shall be due and payable as additional rental to Landlord together with Tenant's next rental installment.

   18.3 Waiver of Subrogation. Tenant and Landlord each waives any and all rights of recovery against the other, or against the officers, employees, agents, and representatives of the other, for loss of or damage to such waiving party or its property or the property of others under its control, where such loss or damage is insured against under any insurance policy in force at the time of such loss or damage. Each party shall cause each insurance policy obtained hereunder to provide that the insurance company waives all right of recovery by way of subrogation against either party in connection with any damage covered by any such policy.

    18.4 Hold Harmless.
         (a) Tenant shall indemnify and hold Landlord harmless from and against any and all claims arising from:
                  (1) Tenant use or occupancy of the Premises, or (2) the conduct of Tenant's business, or (3) from any activity, work, or things which may be permitted or suffered by Tenant in or about the Premises including all damages, costs, attorney's fees, expenses and liabilities incurred in the defense of any claim or action or proceeding arising therefrom.
         (b) Except for Landlord's willful or grossly negligent conduct, Tenant hereby assumes all risk of damage to property or injury to person in or about the Premises from any cause and Tenant hereby waives all claims in respect thereof against Landlord.

    18.5 Exemption of Landlord from Liability.
         (a) Except for Landlord's willful or grossly negligent conduct, Tenant hereby agrees that Landlord shall not be liable for:
                  (1) Any injury to Tenant's business or loss of income therefrom, or (2) damage to the goods, wares, merchandise, or other property of Tenant, or (3) injury to Tenant's person, employees, invitees, customers or any other person in or about the Premises whether such damage or injury is caused by or results from fire, water or rain, steam, electricity, or from the breakage, leakage, obstruction or other defects of pipes, sprinklers, wires, appliances, plumbing air-conditioning, or lighting fixtures or from any other cause whether such damage results from conditions arising upon the Premises or upon other portions of the building in which the Premises are a part, or from any other sources or places.
         (b) Landlord shall not be liable to Tenant for any damages arising from any act or neglect of any other tenant, if any, of the building in which the Premises are located.

19. DAMAGE OR DESTRUCTION.
   19.1 Damage - Insured.
         (a) If the Premises and/or the building and other improvements in which the Premises are located are totally or partially destroyed rendering the Premises totally or partially inaccessible or unusable, and such damage or destruction was caused by a casualty covered under an insurance policy required to be maintained hereunder, Landlord shall restore the Premises and/or the building and other improvements in which the Premises are located into substantially the same condition as they were in immediately before such damage or destruction, provided that the restoration can be made under the existing laws and can be completed within one hundred twenty (120) working days after the date of such destruction of damage.
                  (1) Such destruction or damage shall not terminate this Lease.
                  (2) If the restoration cannot be made within said 120-day period, then Tenant may terminate this Lease within fifteen
                  (15) days of such a determination by giving notice to Landlord and the Lease will be deemed canceled as of the date of such damage or destruction. (3) If Tenant fails to terminate this Lease and the restoration is permitted under existing laws, Landlord, at its option, may terminate this Lease or restore the Premises and/or any other improvements in which the Premises are located within a reasonable time and this Lease shall continue in full force and effect. (4) If existing laws do not permit restoration, either party can terminate this Lease immediately by giving notice to the other party.
         (b) Notwithstanding the above, if Tenant is the insuring party and if the insurance proceeds received by the Landlord are not sufficient to effect such repair, Landlord shall give notice to Tenant of the amount required in addition to the insurance proceeds to effect such repair.
                  (1) Tenant may, at Tenant's option, contribute the required amount, but upon failure to do so within thirty (30) days following such notice, Landlord's sole remedy shall be, at Landlord's option and with no liability to Tenant, to cancel and terminate this Lease. (2) If Tenant contributes such amount to Landlord within said thirty (30) day period, Landlord shall make such repairs as soon as reasonably possible and this Lease shall continue in full force and effect. Tenant shall in no event have any right to reimbursement for any amount so contributed.

   19.2 Damage - Uninsured.
         (a) If the Premises are damaged or destroyed by a casualty which is not covered by the fire and extended coverage insurance which is required by Article 18, then Landlord shall restore the same, at Landlord's sole expense, on the contingency that if the damage or destruction is to an extent greater than ten (10%) percent of the replacement cost of the improvements on the property on which the Premises are located (exclusive of Tenant's trade fixtures and equipment and exclusive of foundations and footings), then Landlord may elect not to restore and to terminate this Lease.
         (b) Landlord shall provide Tenant with written notice of its intention not to restore and terminate this Lease within thirty (30) days from the date of such damage or destruction and, if not given, Landlord shall be deemed to have elected to restore and in such event shall repair any damage as soon as reasonably possible.
         (c) If Landlord elects to cancel and terminate this Lease, Tenant shall have the right, within ten (10) days after receipt of such notice, to give written notice to Landlord of Tenant's intent to repair such damage at Tenant's expense, without reimbursement from Landlord. The Lease shall continue in full force and effect and Tenant shall make such repairs as soon as reasonably possible. If Tenant does not give said notice within such ten (10) day period, this Lease shall be canceled and be deemed terminated as of the date of the occurrence of such damage or destruction.

   19.3 Damage Near the End of Term.
         (a) If the Premises are totally or partially destroyed or damaged during the last twelve (12) months of the term of this Lease. Landlord may, at Landlord's option, cancel and terminate this Lease as of the date of the cause of such damage by giving written notice to Tenant of Landlord's election to do so within thirty (30) days after the date of the occurrence of such damage. If the damage or destruction occurs within the last twelve (12) months of the term and if within fifteen
         (15) days after the date of such damage or destruction Tenant exercises any option to extend the term, Landlord shall restore the Premises if obligated to do so as provided in Subparagraph 19.1 or 19.2 above.

    19.4 Abatement of Rent.
         If the Premises are partially destroyed or damaged , the rent payable hereunder for the period during which such damage, repair or restoration continues shall be abated in proportion to the degree to which Tenant's reasonable use of the Premises is impaired. Except for the abatement of rent, if any, Tenant shall have no claim against Landlord for any damages suffered by reason of any such damage, destruction, repair or restoration.

    19.5 Trade Fixtures and Equipment.
         If Landlord is required or elects to restore the Premises as provided in this Article 19, Landlord shall not be required to restore Tenant's improvements, trade fixtures, equipment or alterations made by Tenant, such excluded items being the sole responsibility of Tenant to restore hereunder.

    19.6 Total Destruction - Multitenant Building.
         If the Premises are a part of a multitenant building and there is destruction to the Premises and/or the building of which the Premises are a part that exceeds fifty (50%) percent of the then replacement value of the Premises and/or the building in which the Premises are a part from any cause whether or not covered by the insurance described in Article 18 above, Landlord may elect to terminate this Lease (whether or not the Premises are destroyed) so long as Landlord terminates the leases of all other tenants in the building of which the Premises are a part, effective as of the date of such damage or destruction.

20. CONDEMNATION.
   20.1 If the Premises or any part thereof, or if the properties of Landlord including the Premises or any part thereof, shall be the subject of condemnation by any governmental or any other authority lawfully exercising the right of eminent domain, Landlord may terminate this Lease with respect to such part of the Premises condemned and Tenant shall not be entitled to receive any part of any condemnation award in connection therewith.

21. ASSIGNMENT AND SUBLETTING.
   21.1 Tenant shall not voluntarily or by operation of law assign, transfer, sublet, share, mortgage, or otherwise transfer or encumber all or any part of Tenant's interest in this Lease or in the Premises without Landlord's prior written consent which shall not be unreasonably withheld. Any attempted assignment, sharing, transfer, mortgage, encumbrance, or subletting without such consent shall be void and shall constitute a breach of this Lease.

   21.2 Regardless of Landlord's consent, no subletting or assignment shall release Tenant or Tenant's obligation to pay the rent and to perform all other obligations to be performed by Tenant hereunder for the term of this Lease.
         (a) The acceptance of rent by Landlord from any other person shall not be deemed a waiver by Landlord of any provision hereof.
         (b) Consent to one assignment or subletting shall not be deemed consent to any subsequent assignment or subletting.
         (c) Tenant shall not accept payment from nor allow any other person or entity to use the "Premises", the "Building" or the "Common Areas" for the purpose of conducting any type of business without Landlord's specific prior written permission.

   21.3 As a condition to Landlord's prior written consent to assignment or subletting by Tenant of the entire Premises, Landlord shall have a first right of retaking possession of the Premises or, alternatively, Tenant shall provide Landlord with prior written verification of the terms and conditions of Tenant's assignment or subletting with the assignee or sublessee and the rental for the Premises shall remain the same as that provided for in Article 5 above, and as further modified where appropriate by Article 6 and Article 7 above.

22:DEFAULT:

   22.1 Default. The occurrence of any one or more of the following events shall constitute a material default and breach of this Lease by Tenant:
         (a) Abandonment and vacation of the Premises (failure to occupy the Premises for fourteen (14) consecutive days with no intent of reoccupying shall be deemed an abandonment and vacation).
         (b) The vacating of the Premises resulting in a cancellation of any of the insurance coverage provided in Article 18 hereof.
         (c) The failure by Tenant to make any payment of rent or any other payment required to be made by Tenant hereunder, as and when due.
         (d) The failure by Tenant to observe or perform any of the covenants, conditions, or provisions of this Lease to be observed or performed by Tenant, other than those described in subparagraph 22.1(c) above, if such failure continues for a period of thirty (30) days after written notice thereof from Landlord to Tenant unless the nature of Tenant's failure is such that more than thirty (30) days are reasonably required for its cure. In such a case, Tenant shall not be deemed to be in default if Tenant commences such cure within said thirty (30) day period and thereafter diligently completes such cure.
          (e) Any of the following events:

                  (1) The making by Tenant of any general assignment or general arrangement for the benefit of creditors, or (2) the filing by or against Tenant a petition to have Tenant adjudicated a bankrupt or a petition for reorganization or rearrangement under any law relating to bankruptcy unless, in the case of a petition filed against Tenant, the same is dismissed within thirty (30) days, or (3) the appointment of a trustee or receiver to take possession of substantially all of Tenant's assets located at the Premises or of Tenant's interest in this Lease, where possession is not restored to Tenant within thirty (30) days, or (4) the attachment, execution or other judicial seizure of substantially all of Tenant's assets located at the Premises or of Tenant's interest in this Lease, where such seizure is not discharged within thirty (30) days.

         Note: If a court of competent jurisdiction determines that any of the foregoing acts of subparagraph 21.1(e) does not constitute an event of default under the terms of this Lease, and a trustee is appointed to take possession of Tenant's interest under this Lease (or Tenant remains a debtor in possession) and such trustee or Tenant assigns or subleases Tenant's interest hereunder, then Landlord shall receive, as additional rent, the difference between the rent or any other consideration paid in connection with such assignment or sublease and the rent payable by Tenant hereunder. This Lease and any interest in and to the Premises shall not become an asset of any proceedings described above and Landlord shall be entitled to exercise any one or more of the remedies defined in paragraph 21.2 .

   22.2 Remedies. Landlord shall be entitled to exercise any of the following remedies if Tenant commits a default under this Lease. These remedies are not exclusive but are cumulative and in addition to any remedies now or hereafter allowed by law.

         (a) Landlord can continue this Lease in full force and effect, and the Lease will continue in effect so long as Landlord does not terminate Tenant's right to possession and the Landlord shall have the right to collect rent when due.
                  (1) During the period that Tenant is in default, Landlord can enter the Premises and relet them, or any part of them, to third parties for Tenant's account.
                  (2) Tenant shall be liable immediately to Landlord for all costs Landlord incurs in reletting the premises, including, without limitation, brokers' commissions, expenses of remodeling the Premises required by the reletting, and like costs.
                  (3) Reletting can be for a period shorter or longer than the remaining term of this Lease. Tenant shall pay Landlord the rent due under this Lease on the dates the rent is due, less the rent Landlord receives from any reletting.
                  (4) No act by Landlord under this Subparagraph 22.2(a) shall terminate this Lease unless Landlord notifies Tenant that Landlord elects to terminate this Lease.
                  (5) After Tenant's default and for so long as Landlord has not terminated Tenant's right to possession of the Premises, if Tenant obtains Landlord's consent, Tenant shall have the right to assume or sublet its interest in the Lease, but Tenant shall not be released from liability. Landlord's consent hereunder shall not be unreasonably withheld.
                  (6) If Landlord elects to relet the Premises as provided in this Subparagraph 22.2(a), any rent that Landlord receives shall apply first to the payment of any indebtedness from Tenant to Landlord other than the rent due from Tenant to Landlord; secondly, to all costs, including maintenance, incurred by Landlord in such reletting; and third, to any rent due and unpaid under this Lease.
                  (7) After deducting the payments referred to in this Subparagraph 22.2(a), any sum remaining from the rent Landlord receives from such reletting shall be held by Landlord and applied in payment of future rent as rent becomes due under this Lease. In no event shall Tenant be entitled to any excess rent received by Landlord.
                  (8) If, on the date rent is due under this Lease, the rent received from the reletting is less than the rent due on that date, Tenant shall pay to Landlord, in addition to the remaining rent due, all costs, including maintenance, that Landlord shall have incurred in reletting that remain after applying the rent received from the reletting as provided in this Subparagraph 22.2(a).

         (b) Landlord can, at its option, terminate Tenant's right to possession of the Premises at any time. No act by Landlord other than by giving written notice to Tenant shall terminate this Lease. Acts of maintenance, efforts to relet the Premises, of the appointment of a receiver on Landlord's initiative to protect Landlord's interest in this Lease shall not constitute a termination of Tenant's right to possession. In the event of such a termination, Landlord has the right to recover from Tenant:
                  (1) The worth, at the time of the award, of the unpaid rent that had been earned at the time of the termination of this Lease.
                  (2) The worth, at the time of the award, of the amount by which the unpaid rent that would have been earned after the date of the termination of this Lease until the time of the award exceeds the amount of the loss of rent that Tenant proves could have been reasonably avoided.
                  (3) The worth, at the time of the award, of the amount by which the unpaid rent for the balance of the term after the time of the award exceeds the amount of the loss of rent that Tenant proves could have been reasonably avoided, and
                  (4) Any other amount, including court costs, necessary to compensate Landlord for all detriment proximately caused by Tenant's default.

         Note: "The worth at the time of the award" as used in (1) and (2) of this paragraph is to be computed by allowing interest at the maximum rate an individual is permitted by law to charge. "The worth at the time of the award" as referred to in (3) of this paragraph is to be computed by discounting the amount at the discount rate of the Federal Reserve Bank of San Francisco at the time of the award, plus one (1%) percent.

         (c) Landlord at any time after Tenant commits a default, can cure the default at Tenant's cost and expense. If Landlord at any time, by reason of Tenant's default, pays any sum or does any act that requires the payment of any sum, the sum paid by Landlord shall be due immediately from Tenant to Landlord at the time the sum is paid, and if paid at a later date shall bear interest at the maximum rate an individual is permitted by law to charge from the date the sum is paid by Landlord until Landlord is reimbursed by Tenant. The sum, together with interest thereon, shall be considered additional rent and shall be payable as such.

         (d) Landlord can cure Tenant's default at any time at the Tenant's cost and expense. If Landlord, by reason of Tenant's default, pays any sum or does any act that requires the payment of any sum, the sum paid by the Landlord shall be due from Tenant within three (3) days from written notice to Tenant Any unpaid sum shall bear interest at the maximum rate an individual is permitted to charge by law from the date the sum is paid by the Landlord until the date the sum is reimbursed by Tenant. The sum, including interest, shall be considered additional rent and shall be payable as such.

         (e) If Tenant is in default, and has not cured such default within thirty (30) days, then Landlord shall be entitled to demand and receive back from Tenant reimbursement for any free rent already credited Tenant. Any future free rent indicated in the Lease agreement shall be null and void.

   22.3  Default by Landlord.

         (a) Landlord shall not be in default unless Landlord fails to perform its obligations within thirty (30) days after written notice by Tenant to Landlord specifying which obligation (s) Landlord has failed to perform.
         (b) If the nature of the specified obligation (s) is such that more than thirty (30) days are reasonably required to complete their cure, then Landlord shall not be in default if it commences to cure within said thirty (30) day period and thereafter diligently prosecutes the same to completion.

    22.4 Late Charges.

         (a) Tenant acknowledges that late payment by Tenant to Landlord of rent or other sums due hereunder will cause Landlord to incur costs not contemplated by this Lease, the exact amount of which will be impracticable or extremely difficult to ascertain.

         (b) Such costs include, but are not limited to: (1) processing and accounting charges, and (2) late charges which may be imposed on Landlord by the terms of any mortgage or trust deed covering the Premises.

         (c) If any installment of rent or any sum in addition to rent due from Tenant is not received by Landlord within five (5) days after the date such amount is due, Tenant shall pay to Landlord a late charge of ten (10%) percent of total monthly rent The parties agree that such late charge represents a fair and reasonable estimate of the costs Landlord will incur by reason of late payment by Tenant.

         (d) All sums of money payable by Tenant to Landlord hereunder shall be deemed rent for use of the Premises and collectible by Landlord from Tenant as rent, and shall be due from Tenant to Landlord on the lease due date following the month when the late payment occurred.

23. SIGNS AND AUCTIONS.

   23.1 Tenant shall not have the right to place, construct, or maintain any sign, advertising, awning, banner, or other exterior decorations, lights, or sound devices on the building or other improvements that are a part of the Premises without Landlord's prior written consent, which consent shall not be unreasonably withheld, subject to local ordinances. Tenant further agrees not to conduct or permit to be conducted any sale by auction in, upon, or from the Premises, whether said auction be voluntary, involuntary, pursuant to any assignment for the payment of creditors, or pursuant to any bankruptcy or other solvency proceeding.

24. PARKING AND COMMON FACILITIES.

   Landlord covenants to provide an area for Tenant's use for parking pursuant to the following provisions:

   24.1 Tenant shall have the non-exclusive right to use for Tenant's benefit, its agents, employees, customers, licensees and subtenants, the parking area and common facilities in conjunction with Landlord, other present and future owners, tenants and their agents, employees, customers, licensees and sub-tenants during the entire term of this Lease, or any extension hereof, for ingress and egress, roadway, sidewalk and automobile parking which are provided for in existing covenants, conditions and restrictions of record. Said parking area shall be used for parking by vehicles not larger than full size passenger cars or pick up trucks. Prohibited vehicles are not permitted: examples of prohibited vehicles shall include but not be limited to trucks, trucking equipment, trailers, campers, boats, recreational vehicles, non-operational vehicles or vehicles parked longer than 48 hours. No automotive repair/service is allowed. Landlord shall have the right , without notice, in addition to other rights and remedies it may have, to remove or tow away the vehicle involved, and the Tenant shall pay all costs involved to Landlord immediately upon demand.

   24.2 The condemnation or other taking by any public authority, or sale in lieu of condemnation, of any or all of such common facilities and parking areas shall not constitute a violation of this Article 24.

   24.3 Landlord reserves the right to change the entrances, exits, traffic lanes, and the boundaries and locations of such parking area(s); provided, however, that anything to the contrary notwithstanding contained in this Article 22, said parking area(s) shall at all times be substantially equivalent to that shown on the attached Exhibit "A".

   24.4 Landlord shall keep said automobile parking and common areas in a neat, clean and orderly condition, properly lighted and landscaped, and shall repair any damage to the facilities thereof.

   24.5 Tenant, in the use of the parking area(s) and common facilities, agrees to comply with such reasonable rules and regulations as the Landlord may adopt from time to time for their orderly and property operation.

25. EARLY POSSESSION.

   25.1 If Landlord permits Tenant to occupy the Premises prior to the commencement date of the term of this Lease, such occupancy shall be subject to all the provisions of this Lease. Early possession shall not advance the termination date of this Lease.

26. SUBORDINATION.

   26.1 This Lease, at Landlord's option, shall be subordinated to any ground lease, mortgage, deed of trust, or any other hypothecation for security now or hereafter placed upon the real property of which the Premises are a part and to any and all advances made on the security thereof and to all renewal, modifications, and extensions thereof.

   26.2 Notwithstanding any such subordination, Tenant's right to quiet possession of the Premises shall not be disturbed if Tenant is not in default and so long as Tenant shall pay the rent and observe and perform all the other provisions of this Lease, unless this Lease is otherwise terminated pursuant to its terms.

   26.3 If any mortgagee, trustee, or ground lessor shall elect to have this Lease prior to the lien of its mortgage or deed of trust or ground lease and shall give written notice thereof to Tenant, this Lease shall be deemed prior to such mortgage, deed of trust or ground lease, whether this Lease is dated prior to or subsequent to the date of such mortgage, deed of trust or ground lease, or the date of recording thereof.

   26.4 Tenant agrees to execute any documents required to effect such subordination or to make this Lease prior to the lien of any mortgage, deed of trust, or ground lease, as the case may be, and failing to do so within ten (10) days after written demand from Landlord does hereby make, constitute and irrevocably appoint Landlord as Tenant's attorney in fact and in Tenant's name , place and stead to do so.

27. SURRENDER.

   27.1 On the last day of the term of this Lease, or on any sooner termination, Tenant shall surrender the Premises to Landlord in good condition, broom clean, ordinary wear and tear accepted.
         (a) Tenant shall repair any damage to the Premises occasioned by its use thereof, or by the removal of Tenant's trade fixtures, furnishings and equipment which repair shall include the patching and filling of holes and repair of structural damage.
         (b) Tenant shall remove all of its personal property and fixtures on the Premises prior to the expiration of the term of this Lease, and if required by Landlord, pursuant to Article 14 above, any alterations, improvements, or additions made by Tenant to the Premises.

   27.2 Landlord may, at its option, apply the provisions of Article 8 in covering the costs relative to Tenant's failure to adhere to the provisions of this Article 27.

   27.3 If Tenant fails to surrender the Premises to Landlord on the expiration of the Lease as required by this paragraph, Tenant shall hold Landlord harmless from all damages resulting from Tenant's failure to vacate the Premises, including, without limitation, claims made by any succeeding tenant resulting from Tenant's failure to surrender the Premises.

28. HOLDING OVER.

   28.1 If Tenant remains in possession of the Premises or any part thereof after the expiration of the term hereof without express written consent of Landlord, such occupancy shall be a tenancy from month to month at a rental in the amount of one hundred twenty-five percent (125%) of the last monthly rent installment, plus all other additional rent and other charges payable hereunder, and upon all the terms hereof applicable to a month-to-month tenancy.

29. BINDING ON SUCCESSORS AND ASSIGNS.

   29.1 The terms, conditions, and covenants of this Lease shall be binding upon and shall inure to the benefit of each of the parties hereto, their heirs, personal representatives, successors and assigns.

30. LANDLORD'S RIGHT TO INSPECTION.

   30.1 Landlord and Landlord's agent shall have the right to enter the Premises at reasonable times, with Tenants permission which shall not be unreasonably withheld, and also which shall be provided within a 24 hour period , for the purpose of:
         (a) inspecting the Premises,
         (b) showing the Premises to prospective purchasers or lenders, and
         (c) making such alterations, repairs, improvements or additions to the Premises or to the building of which the Premises are a part as Landlord may deem necessary or desirable. (d) Landlord may enter the Premises without prior notification in cases of emergency.

   30.2 Landlord may at any time place on or about the Premises any ordinary "For Sale" signs and Landlord may at any time during the last one hundred twenty
(120) days of the term of this Lease place on or about the Premises any ordinary "For Sale or Lease" signs, all without rebate of rent or liability to Tenant.

31. CHOICE OF LAW.

    31.1 This Lease shall be governed by the laws of the State of California.

32. ATTORNEY'S FEES.

   32.1 If either Landlord or Tenant becomes a party to any litigation or arbitration concerning this Lease, the Premises, or the building or other improvements in which the Premises are located, by reason of any act or omission of the other party or its authorized representatives, the losing party shall be liable to the prevailing party for reasonably attorney's fees and costs of suit.

33. LANDLORD'S LIABILITY.

   33.1 The term "Landlord" as used in this Lease shall mean only the owner or owners at the time in question of the fee title, and in the event of any transfer of such title, Landlord herein named shall be relieved from and after the date of such transfer of all liability in respect to Landlord's obligations thereafter to be performed. The obligations contained in this Lease to be performed by Landlord shall be binding upon the Landlord's successors and assigns, only during their respective periods of ownership.

34. WAIVERS.

   34.1 No waiver by Landlord of any provision hereof shall be deemed a waiver of any other provision hereof or of any subsequent breach by Tenant of the same or any other provision.

   34.2 Landlord's consent to or approval of any act shall not be deemed to render unnecessary the obtaining of Landlord's consent to or approval of any subsequent act by Tenant.

   34.3 The acceptance of rent thereunder by Landlord shall not be a waiver of any preceding breach by Tenant of any provision hereof, other than the failure of Tenant to pay the particular rent so accepted, regardless of Landlord's knowledge of such preceding breach at the time of its acceptance of such rent.

35. INCORPORATION OF PRIOR AGREEMENTS; AMENDMENTS.

   35.1 This Lease contains all agreements of the parties with respect to any matter mentioned herein. No prior agreements or understandings pertaining to any such matter shall be effective. This Lease may be modified in writing only, signed by the parties in interest at the time of modification. Any other attempted modification of this Lease shall be void.

36. TIME.

   36.1 Time is of the essence of this Lease.

37. SEVERABILITY.

   37.1 The unenforceability, invalidity, or illegality of any provision of this Lease shall not render the other provisions hereof unenforceable, invalid, or illegal.

38. ESTOPPEL CERTIFICATES.

   38.1 Each party, within five (5) days after notice from the other party, shall execute and deliver to the other party a certificate stating that this Lease is unmodified and in full force and effect, or in full force and effect as modified, and stating the modification. This certificate shall also state the amount of minimum monthly rent, the dates to which rent has been paid in advance, and the amount of any security deposit or prepaid rent, if any, as well as acknowledging that there are not, to that party's knowledge, any incured defaults on the part of the other party, or specifying such defaults, if any, which are claimed. Failure to deliver such a certificate within the five (5) day period shall be conclusive upon the party failing to deliver the certificate to the benefit of the party requesting the certificate that this Lease is in full force and effect, that there are no incurred defaults hereunder, and has not been modified except as may be represented by the party requesting the certificate.

39. COVENANTS AND CONDITIONS.

   39.1 Each provision of this Lease performable by Tenant shall be deemed both a covenant and a condition.

40. JOINT AND SEVERAL LIABILITY.

   40.1 "Party" shall mean Landlord and Tenant, and of more than one person or entity is the Landlord or Tenant, the obligations imposed on the party shall be joint and several.

41. OPTION TO EXTEND.

   41.1 Provided that Tenant shall not then be nor has been previously in default hereunder, Tenant shall have the option to extend the term of this Lease for N/A additional N/A year periods upon delivery by Tenant to Landlord of written notice of its election to exercise such option at least one hundred twenty (120) days prior to the expiration of the original term hereof.

   41.2 If Tenant exercises the option right as described above, then the parties hereto agree that the terms and conditions of this Lease shall be negotiable requiring written mutual consent of Landlord and Tenant.

42. BROKER'S FEE.

   42.1 The brokers involved in this transaction are MJB Investments, Inc. as "listing broker" and MJB Investments Inc., as "cooperating broker", licensed real estate broker(s). A "cooperating broker" is defined as any broker other than the listing broker entitled to a share of any commission arising under this Lease. Upon execution of this Lease by both parties, Landlord shall pay to said brokers jointly, or in such separate shares as they may mutually designate in writing, a fee as set forth in a separate agreement between Landlord and said broker(s), or in the event there is no separate agreement between Landlord and said broker(s), the sum of $ (per agreement), for brokerage services rendered by said broker(s) to Landlord in this transaction.

   42.2 Landlord further agrees that (1) if Tenant exercises any Option of the Lease, which is granted to Tenant under this Lease, or any subsequently granted option which is substantially similar to an Option granted to Tenant under this Lease, or (2) if Tenant acquires any rights to the Premises of other premises described in this Lease which are substantially similar to what Tenant would have acquired had an Option herein granted to Tenant been exercised, or (3) if Tenant remains in possession of the Premises after the expiration of the term of this Lease after having failed to exercise an Option, or (4) if said broker(s) are the procuring cause of any other lease or sale entered into between the parties pertaining to the Premises and/or any adjacent property in which Landlord has an interest, or (5) if the Base Rent is increased, whether by agreement or operation of an escalation clause contained herein, then as to any of said transactions or rent increases, Landlord shall pay said broker(s) as fee in accordance with the schedule of said broker(s) in effect at the time of execution of this Lease. Said fee shall be paid at the time such increased rental is determined.

   42.3 Landlord agrees to pay said fee not only on behalf of Landlord, but also on behalf of any person, corporation, association, or other entity having an ownership interest in said real property or any part thereof, when such fee is due hereunder. Any transferee of Landlord's interest in this Lease, whether such transfer is by agreement or by operation of law, shall be deemed to have assumed Landlord's obligation under this paragraph 4.2 . Each listing and cooperating broker shall be a third part beneficiary of the provisions of this paragraph 42 to the extent of their interest in any commission arising under this Lease and may enforce that right directly against Landlord

43. ADDENDUM.

   43.1 Exhibits "A", "B", and "C" and Addendum to Standard Office Lease are incorporated by reference and may modify, explain, add to or delete from the terms of this Lease.

   43.2 This shall be amended or modified only in writing and as acknowledged by Landlord and Tenant

This Lease has been prepared by GLM Properties at the request of the Landlord and Tenant who are herein referred to as "The Parties" without regard to gender or number. The parties have been advised to have this document reviewed by their own independent counsel, and confirm that in signing this document, they have not relied on any act or conduct of GLM Properties, and its agents, with regard to the interpretations or meanings of this document. The Parties jointly and severally waive any and all claims, actions, demands, and loss against GLM Properties, its agents and each of them, that a Party may incur by reason of act, error or omission in the preparation of this document and in its interpretation and meaning, whether or not the interpretation or meaning is the result of Compromise and settlement among Parties, or the result of determination by Court or arbitration panel of competent jurisdiction. The proceeding waiver provisions have been negotiated and agreed by and between the parties on the one part and GLM Properties on the other part.

Unless dated otherwise the parties hereto have executed this Lease on the date first above written.


LANDLORD: Executive Center of Simi Valley       TENANT : Perfectdata Corporation








By /s/ Albert La Monte Date 10/16/03         By /s/ Irene J. Marino Date 10/3/03
NAME PRINTED:     Albert LaMonte             NAME PRINTED:     Irene J. Marino


By /s/ Helen La Monte Date 10/16/03
NAME PRINTED:     Helen LaMonte

CONSULT YOUR ATTORNEY FOR ASSURANCE THAT YOUR RIGHTS ARE PROTECTED HEREUNDER. NO REPRESENTATION OR RECOMMENDATION IS MADE BY LANDLORD, ITS AGENTS OR REPRESENTATIVES, AS TO THE LEGAL SUFFICIENCY OR EFFECT, OR TAX CONSEQUENCES OF THIS DOCUMENT OR THE TRANSACTION RELATING THERETO. THESE ARE QUESTIONS FOR YOUR ATTORNEY.

PROJECT: Executive Center of Simi Valley

                              EXHIBIT "A" - PAGE 1




A. LEGAL DESCRIPTION:

ADDRESS: 1445 Los Angeles Avenue CITY, STATE: Simi Valley, California COUNTY:
Ventura



B: SITE PLAN / FLOOR PLAN:


intentionally left blank

                               EXHIBIT "B" -PAGE 1


                    PROJECT: Executive Center of Simi Valley

This Addendum is made reference to in Article 43 and is attached to and made part of that certain printed Lease Agreement "(Lease)" entered into by and between ALBERT AND HELEN LAMONTE, ("LANDLORD") Perfectdata Corporation ,("TENANT") dated September 24,2003.

The promises, covenants, agreements and declarations made and set forth herein are intended to and shall have the same force and effect as if set forth at length in the body of the Lease. To the extent that any terms or provisions of the Addendum are inconsistent with any terms or provisions of the Lease, the terms and provisions of the Addendum shall prevail and control for all purposes. All capitalized terms used in the Addendum shall have the same meanings assigned to them in the Lease, if any, unless otherwise specified in the Addendum.

A. OTHER PROVISIONS:

Tenant acknowledges receipt of notice letter from the City of Simi Valley dated June 1, 1992 regarding hazardous substance regulations. Such letter is delivered with this Lease document, but not made a part of same. Tenant is advised to check with the controlling governmental agencies related to his/her business operations. Neither Landlord nor their agent(s) make any representation regarding any requirements, including parking, that the City or other governmental agencies might impose on Tenant's type of business.

B. JANITORIAL SERVICE

Landlord shall provide and pay for building standard janitorial service to the Premises a minimum of three (3) days per week.

C: ROOF: Tenant shall obtain Landlord's prior permission before commencement of any work anticipated on the roof . Tenant shall not make any alterations, improvements, installations, additions to or placements of utilities or antennas upon the roof without Landlord's written permission. Should Tenant make any alterations, etc., without written consent, Landlord may require that Tenant, at Tenant's obligation and expense, remove any or all of the same and additionally, Tenant shall pay to the Landlord the amount of any damage to the roof caused by Tenant or Tenant's actions, or, Landlord may remove same at Tenant's expense.

D: DESCRIPTION OF WORK:

LANDLORD: N/A. The suite is in clean and deliverable condition.

TENANT: 1)Tenant shall , contract for, construct, maintain and repair any interior improvements and decorations including wiring and lighting fixtures, telephone and computer line installations, subject to Landlord's obligations set forth in Article 12. Tenant shall submit any structural modifications to the Landlord for Landlord's approval prior to any actual construction or modification of the existing improvements to the Premises. Such approval shall not be unreasonably withheld. Tenant agrees to hold harmless Landlord for any claims against Landlord for any reason whatsoever in connection with Tenants improvements and agrees to prevent any third party claims or liens against Landlord in connection with Tenants improvements. Additionally, Tenant has been advised that Landlord reserves the right to require Landlord's contractors to perform any construction work that requires modification to the Buildings heating, air conditioning, plumbing or electrical systems. Any space planners or consultants used by Tenant shall be at Tenant's choice, cost and obligation. 2) Signage requirements per this Lease agreement to be completed and installed within thirty (30) days from the beginning of the Lease term.

Accordingly, GLM Properties request Tenant to sign this document confirming his/her understanding of this policy and that neither GLM Properties nor Tenant are relying on prior discussions, representations, advertising or otherwise which have not been set out in this Lease.

                                            Perfectdata Corporation


By /s/ Albert La Monte     Date 10/16/03    By /s/ Irene J. Marino Date 10/3/03
       ALBERT LAMONTE                              TENANT

By /s/ Helen La Monte     Date 10/16/03
       HELEN LAMONTE

                              EXHIBIT "C" - PAGE 1




This addendum is made reference to in Article 41 (NNN) or 42 (GROSS) of this Lease and may modify, alter, or delete from the terms of the Lease.

A. DEPOSIT MONIES: Upon execution of the final Lease Documents, the following monies shall be due and payable as follows:

                   (1) First Months Rent                         $ 950.00
                   (2) Security Deposit:                         $ 950.00

    TOTAL MONIES DUE UPON EXECUTION:                            $ 1,900.00

B. TENANT AS PRINCIPAL: Tenant agrees that this Lease is submitted to Landlord through GLM Properties (Broker) who is the procuring cause of this Lease, and that Tenant is acting as principal in this transaction and is represented by no other person entitled to make demand upon Broker or Landlord for any commission or part thereof that may by payable by Landlord to Broker.

C. SIGN AND AUCTIONS (ADDENDUM TO ARTICLE 22): Tenant acknowledges receipt of a copy of Landlord's "Tenant's Identification Policy" and does hereby agree to abide by the same. Said addendum is labeled as Exhibit "C" - Page 3 and is attached hereto.

D. TENANT IMPROVEMENTS: Tenant is aware that completion of any additional improvements or changes not covered in the basic Lease shall in no way effect the commencement of rent payments or any other terms or conditions of this Lease.

E. Tenant's business hours shall be a minimum of -n/a-.

F. GUARANTEE OF LEASE: Tenant acknowledges receipt of a copy of Landlord's Guarantee of Lease attached hereto. G. OTHER PROVISIONS:

   1) Notwithstanding any of the provisions in the attached Master Lease, Landlord herein agrees to pay Tenant's pro rata share of (1) Real Property Taxes, (2) common area insurance, and (3) common area maintenance. If Landlord's payment of these expenses for any calendar year after the base year exceeds those paid or incurred for the base year, then the Tenant shall pay its pro rata share of such increase within ten (10) days of the notice from the Landlord. Adjustment is based upon the increase in expenses over the base year. Tenant's premises consists of 1.68% of the total square footage of the building of which the Premises comprise a part.

   2) Landlord agrees, at Landlord's obligation and expense, to provide the Building standard Janitorial Service for the Tenant's demised premises three (3) days per week

   3) Tenant shall be responsible for providing his own telephone installation and service.

                              EXHIBIT "C" - PAGE 2
                    PROJECT: Executive Center of Simi Valley




A. DIRECTORY:

   Landlord shall provide at no expense to Tenant one (1) building standard Tenant directory frame located in the main lobby which identifies the company name and suite number of all Tenants. All directory strips within the directory frame shall be installed at Tenant's expense and shall conform to Landlord's requirements for uniformity in size, color, letter style, letter size and letter color.

B. DIRECTORY STRIP:

   Tenant shall install at Tenant's expense one (1) building standard directory strip which conforms to the following requirements:
         STRIP SIZE: 7/8" tall x 8-3/4" wide.
         BACKGROUND COLOR: 1/16" thick clear, non-glare acrylic with sub-surface painted building standard "bronze".
         LETTER AND NUMBER COLOR: Building standard screen-printed "white". LETTER AND NUMBER STYLE: Building standard "Optima Bold", upper and lower case. LETTER AND
         NUMBER SIZE: 1/2" tall.

C. TENANT SIGN FRAMES:

   Landlord shall install at no expense to Tenant one (1) building standard sign frame for each allowed corridor or main lobby door. Tenant sign frame shall be constructed of anodized aluminum "duranodic bronze", 10" tall x 10" wide x 1/2" deep, with 5/8 radius corners OR according to Building standard, whichever is currently in use.

   Tenant sign frame shall be centered left to right on the active leaf of corridor doors, 57" from the floor. Tenant sign frames shall be wall-mounted, 20" from the active leaf of main lobby glass doors, 57" from the floor.

D. TENANT SIGN PLAQUES:

   Tenant shall install at Tenant's expense one (1) building standard sign frame per Tenant sign frame provided by Landlord. Tenant sign plaques shall conform to the following requirements:
         PLAQUE SIZE: 9-1/4" wide x 9-1/4" tall.
         PLAQUE COLOR: Building standard 1/16" clear, non-glare acrylic, sub-surface painted building standard "bronze".
         LETTER AND NUMBER COLOR: Building standard sub-surface screen printed "white".
         LETTER AND NUMBER STYLE: Building standard "Optima Bold".
         LETTER AND NUMBER SIZE: Letters: 5/8" tall. Numbers: 1-1/2" tall. COMPANY LOGOS ON SIGN PLAQUES: Size and color subject to Landlord's written approval prior to installation.

Should  Landlord  order  and  /or  install  signage  per  Tenant's   request  or
instruction, Tenant shall reimburse the cost to Landlord within three (3) days of installation.

Requests for approval for installation of Tenant identification signs should be submitted in writing to the Executive Center of Simi Valley, Attention Property
Manager: Helen Lamont. Please allow 10 working days for processing. Indicate Tenant name and suite number on all correspondence.

                                                                  Exhibit 23 (a)

            Consent of Independent Registered Public Accounting Firm




We consent to the incorporation by reference in Registration Statement No. 333-51774 of PerfectData Corporation on Form S-8 of our report, dated May 14, 2004, appearing in this Annual Report on Form 10-KSB of PerfectData Corporation for the year ended March 31, 2004.




SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
June 28, 2004

                                                                  Exhibit 23 (b)



            Consent of Independent Registered Public Accounting Firm


The Board of Directors
PerfectData Corporation:

We consent to incorporation by reference in the registration statement (No. 333-51774) on Form S-8 of PerfectData Corporation (the Company) of our report dated May 9, 2003, except for the restatement for discontinued operations as described in note 2 to the 2003 financial statements, which is as of June 25, 2004, with respect to the statements of operations, shareholders' equity, and cash flows of the Company for the year ended March 31, 2003, which report appears in the March 31, 2004 annual report on Form 10-KSB of PerfectData Corporation.

/s/ KPMG LLP

Los Angeles, California
June 25, 2004

                                                                    Exhibit 99.1

                    Certification of Chief Executive Officer
                          Pursuant to Rule 13-14 under
                       the Securities Exchange Act of 1934

         I, Harris A. Shapiro, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Perfect Data Corporation;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

         4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this
                  report  our  conclusions   about  the   effectiveness  of  the
                  disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

         5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


         Date:    June 28, 2004


                                                /s/ Harris A. Shapiro
                                                Harris A. Shapiro
                                                Chairman of the Board and
                                                Chief Executive Officer

                                                                   Exhibit 99.2

                    Certification of Chief Financial Officer
                          Pursuant to Rule 13-14 under
                       the Securities Exchange Act of 1934

         I, Irene J. Marino, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Perfect Data Corporation;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

         4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

         e) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         f) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         g) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this
                  report  our  conclusions   about  the   effectiveness  of  the
                  disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         h) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

         5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


         Date:    June 28, 2004



                                      /s/ Irene J. Marino
                                      Irene J. Marino
                                      Vice President, Finance,
                                      Chief Financial Officer and
                                      Chief Accounting Officer

                                                                    Exhibit 99.3

                      Certification Pursuant to Section 906
                          of Sarbanes-Oxley Act of 2002

         We,      Harris A. Shapiro and Irene J. Marino, do hereby certify that:

         1. This annual report of PerfectData Corporation containing the financial statements for the years ended March 31, 2004 and 2003 fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and

         2. The information  contained in this annual report fairly presents, in
         all  material  respects,   the  financial   condition  and  results  of
         operations of PerfectData Corporation.



         Date:    June 28, 2004


                                   /s/ Harris A. Shapiro       _
                                   Harris A. Shapiro
                                   Chairman of the Board and
                                   Chief Executive Officer




                                    /s/ Irene J. Marino_
                                    Irene J. Marino
                                    Vice President, Finance,
                                    Chief Financial Officer and
                                    Chief Accounting Officer









A signed original of this written statement required by Section 906 has been provided to PerfectData Corporation and will be retained by PerfectData Corporation and furnished to the Securities and Exchange Commission or its staff upon request.