Form 10QSB
period 2004-06-30
PERFECTDATA CORP
filed 2004-08-23
CIK 719662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, there were 6,209,530 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

Yes ☐	No ☒

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

PERFECTDATA CORPORATION

Balance Sheet

(Unaudited)

(Amounts in thousands except share amounts)

June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$1,875
Accounts receivable, net of allowance of $3	134
Prepaid expenses and other current assets	90

Total current assets	2,099

Property, plant and equipment, at cost, net	—
$2,099

Liabilities
Current liabilities:
Accounts payable	$452
Accrued compensation	26
Other accrued expenses	115

Total current liabilities	593

Shareholders’ equity:
Preferred Stock. Authorized 2,000,000 shares; none issued	—
Common Stock, no par value. Authorized 10,000,000 shares; issued and outstanding 6,209,530 shares	11,258
Accumulated deficit	(9,752)

Total shareholders’ equity	1,506

Total liabilities and shareholders’ equity	$2,099

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Operations

(Unaudited)

(Amounts in thousands, except per share information)

	Three Months Ended June 30,
	2004	2003

Net Sales	$632	$725
Cost of goods sold	570	470
Gross profit	62	255

Selling, general, and administrative expenses	219	354

Loss from operations	(157)	(99)

Other income:
Interest, net	—	—
Other, net	3	5

Net loss	$(154)	$(94)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	6,209	6,159

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Three Month Period Ended June 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(154)	$(94)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	5
Decrease in accounts receivable	58	40
Decrease in inventory	—	80
Increase in prepaid expenses and other assets	(32)	(14)
Increase (decrease) in accounts payable	127	(98)
Increase (decrease) in accrued expenses	(27)	21

Net cash used in operating activities	(28)	(60)

Net decrease in cash and cash equivalents	(28)	(60)

Cash and cash equivalents at beginning of period	1,903	2,173

Cash and cash equivalents at end of period	$1,875	$2,113

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Notes to Financial Statements

1.             All adjustments included in the financial statements in this Report are of a normal recurring nature and are necessary to present fairly the Company’s financial position as of June 30, 2004 and the results of its operations and cash flows for the three months ended June 30, 2004 and 2003.  Results of operations for the interim periods are not necessarily indicative of results of operations for a full year due to external factors that are beyond the control of the Company. This Report should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004 (“Annual Report 2004”).

2.             Proposed Sale of Business Operations

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

Since November 1, 2003, Spray had, pursuant to the APA, been acting as a manager for the fulfillment of orders from the Company’s customers.  As compensation for Spray’s services, Spray was receiving a fee of 7½% of net sales.  As indicated in the next paragraph, as a result of Spray assuming, effective as of June 1, 2004, full responsibility for all customers, Spray is entitled to the full economic benefit of any sale to a customer of the Company in lieu of the foregoing fee.

Because the Company’s largest customer had threatened to seek another supplier because of a supplier’s offer of lower prices, and because of the long delay in closing the transaction, thereby causing uncertainty for customers and Spray, the Company and Spray had agreed in principle, and subsequently finalized the agreement in writing by the Second Amendment dated as of August 12, 2004, to the following revisions to the APA: (1) effective June 1, 2004, Spray assumed full responsibility for all of the Company’s customers in order to prevent possible losses of customer business, resulting in Spray receiving, thereafter, the full economic benefits of any sales to customers of the Company; (2) the aforementioned payment of $100,000 was reduced to $80,000; and (3) the Company may put the assets to Spray for the purchase price on the earlier of (a) September 30, 2004 or (b) the Company receiving shareholder consent to the sale of Spray.

The Board of Directors, after consultation with certain major shareholders, had elected in June 2003, to sell the operating business assets of the Company because, despite efforts by the Company during the prior fiscal years which had increased sales and reduced expenses, the Company continued to operate at a loss, thereby diluting the Company’s cash, which is its major asset.  The Board concluded that a sale or liquidation of the operating assets was in the best interests of the Company and its shareholders even if no acquisition or merger was effected.

The Company will seek shareholders’ approval by consents in lieu of holding a meeting, to permit the sale of its operating assets to Spray.  As a result of the new arrangement with Spray effective June 1, 2004, the Company has no operations and will receive no revenues until an acquisition or merger is effected.

The Board of Directors of the Company does not intend to liquidate the Company, but instead, with the Company having cash or cash equivalents currently in excess of $1,500,000, the Board intends to continue its search for a suitable merger or acquisition candidate.  Even though the Company has no operations, the Company believes its status as a publicly-traded company is valuable and therefore makes it a viable merger candidate.  During the past four fiscal years, the Company had been seeking acquisitions which have not been related to its current business. The Board was of the opinion that profitability on a continuous basis would not be achieved absent an acquisition of a new business or businesses and/or new products.  However, the Board can not determine when any such acquisition will be consummated, if at all. During recent years, three potential acquisitions were actively pursued; however, all terminated for different reasons and the Company incurred expenses in connection therewith.

No adjustments have been made to the financial statements as a result of these uncertainties.

3.             Restatement

The Company previously reflected the operations related to the sale of certain assets as discontinued operations.  Management has reassessed the facts and circumstances of the transaction and has revised the disclosure to include the operations related to these assets in continuing operations, which is in comformity with generally accepted accounting principles.  The restatement had no effect on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, current assets, property and equipment, total assets, current liabilities, total liabilities and total liabilities and shareholders' deficit as of and for the three months ended June 30, 2003.

4.             Inventories

Pursuant to the APA, the Company transferred its inventory on hand at October 31, 2003 to Spray.  Pursuant to this agreement, Spray will pay the Company for the inventory at the time of the close of the transaction.  The Company reclassified its inventory, with a net book value of $28,000, to other current assets.

5.             Property and Equipment

Property and equipment at June 30, 2004 consist of (in thousands):

Machinery and equipment	$296
Furniture and fixtures	7
303

Less accumulated depreciation and amortization	(303)
$—

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

7.             Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In accordance with provisions of SFAS No. 123, the Company applies Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock options plans and accordingly, does not recognize compensation costs for grants to employees and directors whose exercise prices equals the market price of the stock on the date of grant.

Due to the reduction of the exercise price of fixed stock options through the cancellation of stock option awards and the granting of replacement awards, per FIN No. 44, Accounting for Certain Transaction involving Stock Compensation, the Company has adopted variable accounting for the replacement awards, per FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below.  The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model, assuming a risk-free interest rate of 3.26% - 6.26%, three to ten-year terms, 52% volatility, and $0 expected dividend rate.

(000’s except per share amounts)

	Three Months Ended June 30,
	2004	2003

Net loss, as reported	$(154)	(94)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(5)	(4)
Pro forma net loss	$(159)	(98)
Basic and diluted net loss per common share:
As reported	$(0.02)	(0.02)
Pro forma	(0.03)	(0.02)

Item 2.                    Management’s Discussion and Analysis of Financial

Condition and Results of Operations

Proposed Sale of Business Operations

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

Since November 1, 2003, Spray had, pursuant to the APA, been acting as a manager for the fulfillment of orders from the Company’s customers.  As compensation for Spray’s services, Spray was receiving a fee of 7½% of net sales.  As indicated in the next paragraph, as a result of Spray assuming, effective as of June 1, 2004, full responsibility for all customers, Spray is entitled to the full economic benefit of any sale to a customer of the Company in lieu of the foregoing fee.  As a result of the management arrangement with Spray, the Company has moved to a smaller facility and reduced its staff, thereby reducing its ongoing overhead expenses.

Because the Company’s largest customer had threatened to seek another supplier because of a supplier’s offer of lower prices, and because of the long delay in closing the transaction, thereby causing uncertainty for customers and Spray, the Company and Spray have agreed in principle and subsequently finalized the agreement in writing by the Second Amendment dated as of August 12, 2004, to the following revisions to the APA: (1) effective June 1, 2004, Spray assumed full responsibility for all of the Company’s customers in order to prevent possible losses of customer business, resulting in Spray receiving, thereafter, the full economic benefits of any sales to customers of the Company; (2) the aforementioned payment of $100,000 was reduced to $80,000; and (3) the Company may put the assets to Spray for the purchase price on the earlier of (a) September 30, 2004 or (b) the Company receiving shareholder consent to the sale of Spray.

The Board of Directors, after consultation with certain major shareholders, had elected in June 2003, to sell the operating business assets of the Company because, despite efforts by the Company during the prior fiscal years which had increased sales and reduced expenses, the Company continued to operate at a loss, thereby diluting the Company’s cash, which is its major asset.  The Board concluded that a sale or liquidation of the operating assets was in the best interests of the Company and its shareholders even if no acquisition or merger was effected.

The Company will seek shareholders’ approval, by consents in lieu of holding a meeting, to permit the sale of its operating assets to Spray.

As a result of the transaction, as amended, with Spray, effective June 1, 2004, the Company has no operations and will receive no revenues until an acquisition or merger is effected, as to which and when there can be no assurance.

Efforts to Seek Another Merger or Acquisition Candidates

The Board of Directors of the Company does not intend to liquidate the Company but instead, with the Company having cash or cash equivalents currently in excess of $1,500,000, the Board intends to continue its search for a suitable merger or acquisition candidate.  Even though the Company has no operations, the Company believes its status as a publicly-traded company is valuable and therefore makes it a viable merger candidate.  During the past three fiscal years, the Company had been seeking acquisitions which have not been related to its current business. The Board was of the opinion that profitability on a continuous basis would not be achieved absent an acquisition of a new business or businesses and/or new products.  However, the Board can not determine when any such acquisition will be consummated, if at all. During recent years, three potential acquisitions were actively pursued; however, all terminated for different reasons and the Company incurred expenses in connection therewith.

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

Revenue Recognition:

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

Results of Operations

Net sales for the first fiscal quarter ended June 30, 2004 (“current quarter”) were $632,000 as compared to $725,000 in the year-earlier period.  The Company attributes the decrease in sales of $93,000, or 13%, to the fact that the year-earlier period included an unusually high sales volume with its largest customer.  Spray’s management of the fulfillment of orders from the Company’s customers, as well as Spray assuming full responsibility for all the Company’s customers effective June 1, 2004, had no effect on the decreased sales.  Included in the sales of $632,000 in the current quarter were sales of $306,000 for which Spray, effective June 1, 2004, realized full economic benefit pursuant to the APA Second Amendment.

Cost of Goods Sold (“Costs”) as a percentage of net sales for the current quarter and year-earlier period was 90% and 65% respectively.  The increase in Costs directly related to Spray assuming full responsibility for all the Company’s customers, effective June 1, 2004, as described under the caption “Proposed Sale of Current Business Operations”.  As a result, the Cost to the Company, as of that date, is 100% of the selling price.

Selling, General and Administrative Expenses (“Expenses”) for the current quarter were $219,000 as compared to $354,000 in the year-earlier period.  As previously discussed, the Company transferred its order fulfillment to Spray on November 1, 2003 and moved to a smaller facility.  The decrease in Expenses from the year-earlier period directly related to a reduction in facility expenses as well as a reduction in payroll and related costs.  In addition, the Company recorded compensation expense of $51,500 in the year-earlier period related to the 50,000 shares of the Company’s Common Stock issued to the then Chairman of the Audit Committee for his services as such.

Other Income for the current quarter was primarily dividend income of $3,000 as compared to $5,000 in the year-earlier period.

The increased net loss in the current quarter directly related to the decrease in sales and increase in Costs, partially offset by the decrease in Expenses, as described above.

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased $28,000 from $1,903,000 at March 31, 2004 to $1,875,000 at June 30, 2004.  The decrease resulted from cash used in operating activities of $28,000.  The cash used in operating activities was primarily the result of the net loss of $154,000, partially offset by an increase in accounts payable.

As a result of the continuing negative cash flows from operations, the Company is dependent on the proceeds from its March 2000 private placement in order to meet its payable requirements.  On March 31, 2000, certain investors (including two of the current directors) purchased from the Company an aggregate of 1,333,333 shares of the Common Stock at $2.25 per share or an aggregate purchase price of $2,999,999.  The net proceeds approximated to $2,895,000.  Because all of such funds were not required for operations, the funds deemed excess were invested in a working capital management account with Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”).  As of June 30, 2004, the Company had approximately $1,875,000 of cash equivalents in two financial institutions, which exposes the Company to a concentration of credit risk.  The Company had, as of that date, approximately $1,660,000 invested in highly liquid money market instruments with Merrill Lynch, which are not federally insured.  The remaining $215,000 was deposited at a bank, which is federally insured up to $100,000.

The Company believes that, as a result of the cash described in the preceding paragraph, the Company’s working capital is adequate to fund its operations and its requirements for the fiscal year ending March 31, 2005 while seeking a suitable merger and acquisition candidate.

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

Forward-Looking and Cautionary Statements

With the exception of historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements that involve risks and uncertainties.  The Company is hereby identifying information that is forward-looking and, accordingly, involves risks and uncertainties, including, without limitation, statements regarding the Company’s future financial condition and the success of the Company’s efforts to seek a merger or acquisition partner and the proposed sale to Spray.  Other risks are discussed in the Annual Report 2004.  As a result, actual results may differ materially from those described in the forward-looking statement.  The Company cautions that the foregoing list of important factors is not exclusive.  The Company does not undertake to update any forward-looking statement in this Report.

Item 3.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has a CEO and a CFO/CAO, constituting all of management, and, during the reporting period, two employees to conduct operations.  The CEO and CFO/CAO performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004.  Because of its small size and limited number of personnel, the Company does not currently have elaborate written procedures, nor does management believe that such elaborate written procedures are currently necessary to ensure accurate reporting in the Company’s periodic reports.  In making their evaluation, the CEO and CFO/CAO consulted with the Company’s outside counsel.  Based on that evaluation, the two officers concluded that the Company’s disclosure controls and procedures were adequate and effective, as of June 30, 2004, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Report was being prepared.  Their evaluation was reported to the Audit Committee in connection with its review of this Report prior to its filing.

Changes in Internal Controls

There was no significant change during the quarter ended June 30, 2004 in the Company’s internal controls over financial reporting identified in connection with the officers’ evaluation reported above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II .  OTHER INFORMATION

Item 5.                    Other Information

In order to keep expenses at a minimum the Board currently intends to call the Annual Meeting of Shareholders for the fiscal year ending March 31, 2004 (“fiscal 2004”) in November 2004.  Shareholders’ proposals for inclusion in the Company’s proxy statement for the Annual Meeting of Shareholders for fiscal 2004 must be received no later than a reasonable time before the Company prints and mails its proxy material for such Annual Meeting.  If a shareholder intends to submit a proposal for consideration at such Annual Meeting by means other than the inclusion of the proposal in the Company’s proxy statement for such Annual Meeting, the shareholder must notify the Company of such intention no later than a reasonable time before the Company prints and mails its proxy material for such Annual Meeting, or risk management exercising discretionary voting authority with respect to the management proxies to defeat such proposal when and if presented at such Annual Meeting.  The Company currently anticipates mailing the proxy material for such Annual Meeting on or before Friday, October 15, 2004.  The Company shall advise its shareholders of any change in the contemplated mailing date for its proxy material for the Annual Meeting of Shareholders for fiscal 2004 by notice in its earliest possible Quarterly Report on Form 10-QSB or by other appropriate notice.

Item 6.                    Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit No.	Description of Exhibit

10.1	Asset Purchase Agreement entered into as of October 3, 2003 by and between PerfectData Corporation and Spray Products Corporation (1)

10.2	First Amendment, dated as of February 26, 2004, to the Asset Purchase Agreement, dated as of October 3, 2003, filed as Exhibit 10.1 (2)

10.3	Second Amendment, dated as of August 12, 2004, to the Asset Purchase Agreement, dated as of October 3, 2003 (3)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (3)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (3)

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (4)

(1)           Incorporated by reference to the Company’s Report on Form 8-K filed on October 8, 2003.

(2)           Incorporated by reference to the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2004.

(3)           Filed herewith.

(4)           Furnished herewith.

(b)           Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFECTDATA CORPORATION

By: /s/	Irene J. Marino
Irene J. Marino
Authorized Officer and Principal Financial
and Accounting Officer

Date: August 23, 2004

PerfectData Corporation

Index to Exhibits Filed with

Quarterly Report on Form 10-QSB

Exhibit No.	Description of Exhibit	Page

10.3	Second Amendment, dated as of August 12, 2004, to the Asset Purchase Agreement, dated as of October 3, 2003	E-2

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	E-5

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	E-7

32	Certification Pursuant to Section 906 of Sarbanes- Oxley Act of 2002	E-9

E-1