Form 10KSB/A
period 2004-03-31
PERFECTDATA CORP
filed 2004-09-13
CIK 719662

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________
                                  FORM 10-KSB/A

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

Issuer's revenues for its most recent fiscal year:  $2,680,000.

As of May 31, 2004, the aggregate market value of the voting stock held by nonaffiliates of the issuer was $4,382,150.

As of May 31, 2004, the issuer had 6,209,530 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes[  ] No[X].

         The Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004 (the "Annual Report") of PerfectData Corporation (the "Company") is hereby amended to amend Items 6, 7, 8A and 13, to file a new Exhibit 10.17, to substitute new exhibits 23(a) and 23(b) and to update the Certifications Pursuant to Rule 13a-14 (a) and (b) under the Securities Exchange Act of 1934 filed or furnished as Exhibits 31.1, 31.2 and 32 to the Annual Report. Except as so amended, there is no other change to the Annual Report.

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

         Since November 1, 2003, Spray had, pursuant to the APA, been acting as a manager for the fulfillment of orders from the Company's customers. As compensation for Spray's services, Spray was receiving a fee of 7 1/2% of net sales. As a result of the management arrangement with Spray, the Company has moved to a smaller facility and reduced its staff, thereby reducing its ongoing overhead expenses. As indicated in the next paragraph, as a result of Spray assuming, effective as of June 1, 2004, full responsibility for all customers, Spray is entitled to the full economic benefit of any sale to a customer of the Company in lieu of the foregoing fee.

         Because the Company's largest customer had threatened to seek another supplier because of a supplier's offer of lower prices, and because of the long delay in closing the transaction, thereby causing uncertainty for customers and Spray, the Company and Spray had agreed in principle, and subsequently formalized the agreement in writing by a Second Amendment dated as of August 12, 2004, to the following revisions to the APA: (1) effective June 1, 2004, Spray assumed full responsibility for all of the Company's customers in order to prevent possible losses of customer business; (2) the aforementioned payment of $100,000 will be reduced to $80,000; and (3) the Company may put the assets to Spray for the purchase price on the earlier of (a) September 30, 2004 or (b) the Company receiving shareholder consent to the sale of Spray

         The Board of Directors, after consultation with certain major shareholders, had elected in June 2003 to sell the operating business assets of the Company because, despite efforts by the Company during the prior fiscal years which had increased sales and reduced expenses, the Company continued to operate at a loss, thereby diluting the Company's cash, which is its major asset. The Board concluded that a sale or liquidation of the operating assets was in the best interests of the Company and its shareholders even if no acquisition or merger (including the then pending transaction with SuperCom) was effected.

         The Company will seek shareholders' approval of the sale of its operating assets to Spray by consents in lieu of holding a meeting. A condition precedent under the APA to closing the transaction was, prior to the Second Amendment to the APA, that the Company obtain the approval of its shareholders. If, on the other hand, as permitted by the Second Amendment to the APA and the California statute, the put by the Company to spray is exercised as of September 30, 2004, a closing is held and shareholders' approval is not thereafter obtained, the parties would be required to rescind the transaction. However, in view of management's discussions with major shareholders in June 2003, as previously reported, management does not believe that recission is likely to be required.

         As a result of the transaction, as modified, with Spray, the Company has no operations and will thereafter receive no revenues until an acquisition or merger is effected, as to which and when there can be no assurance.

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

Revenue Recognition:

         The Company recognizes when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, pervasive evidence of an arrangement exists, and the sales price is fixed or deteminable.

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

Results of Operations

         Net sales in fiscal 2004 increased $675,000, or 34%, to $2,680,000 from net sales of $2,005,000 in fiscal 2003. The increased sales in fiscal 2004 were a result of an increase in sales volume with the Company's existing customers. Spray's management of the fulfillment of orders from the Company's customers, as described under the caption "Proposed Sale of Business Operations" in this Item 6, had no effect on the increased sales in fiscal 2004.

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

         Other Income for fiscal 2004 and 2003 was primarily dividend income of $17,000 and $37,000, respectively.

         The decreased net loss in fiscal 2004 directly related to the increased sales partially offset by the increase in Expenses, as described above.

Liquidity and Capital Resources

         The Company's cash and cash equivalents decreased $270,000 in fiscal 2004. The decrease resulted from cash used in operating activities of $270,000. The cash used in operating activities was primarily the result of the net loss of $557,000, partially offset by a decrease in inventories, as well as an increase in accounts payable and accrued expenses.

         The Company had a current ratio of better than 4 to 1 at fiscal year end and no long-term debt.

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

         The Company believes that, as a result of the cash described in the preceding paragraph, the Company's working capital is adequate to fund its operations and its requirements for the fiscal year ending March 31, 2005 while seeking a suitable merger and acquisition candidate.

         At March 31, 2004, the Company had net operating loss and general business tax credit carry forwards for income tax purposes of approximately $5,453,000 and $12,000, respectively, available to reduce future potential Federal income taxes.

Item 7.  Financial Statements.`

         The information required by this Item is incorporated herein by reference to the financial statements listed in Item 13 of Part III of this Report.

Item 8A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         The Company has a CEO and a CFO/CAO, constituting all of management, and, during the reporting period, six employees to conduct operations. The CEO and CFO/CAO performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Because of its small size and limited number of personnel, the Company does not currently have elaborate written procedures, nor does management believe that such elaborate written procedures are currently necessary to ensure accurate reporting in the Company's periodic reports. In making their evaluation, the CEO and CFO/CAO consulted with the Company's outside counsel. Based on that evaluation, the two officers concluded that the Company's disclosure controls and procedures were adequate and effective, as of March 31, 2004, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Report was being prepared. Their evaluation was reported to the Audit Committee in connection with its review of this Report prior to its filing.

Changes in Internal Controls

         There was no significant change during the quarter ended March 31, 2004 in the Company's internal controls over financial reporting identified in connection with the officers' evaluation reported above that that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                  10.9          Stock Option Plan of 2000 of the Company (2)

                  10.10         Forms of Stock Option Agreements (8)

            Exhibit  No.        Description of Exhibit

                  10.11 Employment Agreement dated September 1, 2000 by and between the Company Harris Shapiro

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

                  10.14 Asset Purchase Agreement entered into as of October 3, 2003 by and between PerfectData Corporation and Spray Products Corporation (11)

                  10.15 First Amendment, dated as of February 26, 2004, to the Asset Purchase Agreement, dated as of October 3, 2003, filed as Exhibit 10.14 (12)

                  10.16 Addendum to Lease Agreement and Standard Commercial Lease dated September 24, 2003 between Albert and Helen La Monte, as landlords, and the Company, as tenant (12)

                  10.17 Second Amendment, dated as of August 12, 2004, to the Asset Purchase Agreement, dated as of October 3, 2003, filed as Exhibit 10.14 (13)

                  23 (a) Consent of Independent Registered Public Accounting Firm (14)

                  23 (b) Consent of Independent Registered Public Accounting Firm (14)

                  33.1          Certification   of   Chief   Executive   Officer
                                Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (14)

                  33.2          Certification   of   Chief   Financial   Officer
                                Pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (14)

                  32 Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (14)
______________
(1) Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1990.

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

(10)     Incorporated  by reference to the  Company's  Form 8-K filed on July 9,
         2003.

(11)     Incorporated by reference to the Company's Form 8-K filed on October 8,
         2003.

(12)     Filed with Annual Report on Form 10-KSB as originally filed.

(13) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(14) Filed or, in the case of Exhibit 99.3, furnished herewith in connection with this Amendment.

              (b)  Reports on Form 8-K

                   (1) On January 20, 2004, the Company filed a Form 8-K reporting, under Item 5, that, on January 20, 2004, the Company issued a press release reporting that the Agreement and Plan of Merger and Reorganization dated as of July 2, 2003 by and between PerfectData and SuperCom Ltd. and related agreements were terminated.

                   (2) On March 10, 2004, the Company filed a Form 8-K reporting, under Item 4, that the firm of KPMG LLP had resigned as independent auditors for the Company.

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


Date:  September 9, 2004

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

Report of Independent Registered
Public Accounting Firm - March 31, 2004                                      F-1

Report of Independent Registered
Public Accounting Firm - March 31, 2003                                      F-2

Balance Sheet - March 31, 2004                                               F-3

Statements of Operations -
   Years Ended March 31, 2004 and 2003                                       F-4

Statements of Shareholders' Equity -
   Years Ended March 31, 2004 and 2003                                       F-5

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

As dicussed in Note 2, the Company previously reflected the operations related to the sale of certain assets as discontinued operations. Management has reassessed the facts and circumstances of the transaction and has revised the financial statements to include the operations related to these assets in continuing operations, since the transaction did not meet the criteria under generally accepted accounting principles for classification as discontinued operations. The change in presentation had no effect on revenue or net loss for the years ended March 31, 2004 and 2003.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 14, 2004, except for
       the third and fifth
       paragraphs of Note 2,
       as to which the date
       is August 12, 2004

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

As discussed in note 3 to the financial statements, the Company has restated its statements of operations and cash flows for the year ended March 31, 2003.

/s/     KPMG LLP

Los Angeles, California
May 9, 2003, except for note 3
to the financial statements, which
is as of August 12, 2004

                                  Balance Sheet
                                 March 31, 2004
                  (Amounts in thousands, except share amounts)

                                             Assets
                                            (Restated)


Current assets:
   Cash and cash equivalents                                                         $   1,903
   Accounts receivable, net of allowance of $3                                             192
   Prepaid expenses and other current assets                                                58
                                                                                    -------------

               Total current assets                                                      2,153


Property and equipment, at cost, net                                                         -
                                                                                    -------------

Total assets                                                                         $   2,153
                                                                                    =============

                                          Liabilities
                                           (Restated)
Current liabilities:
   Accounts payable                                                                  $     325
   Accrued compensation                                                                     35
   Other accrued expenses                                                                  133
                                                                                    -------------

               Total current liabilities                                                   493
                                                                                    -------------

Commitments and contingencies (note 8)

Shareholders' equity:

   Preferred stock.  Authorized 2,000,000 shares; none issued                               -
   Common stock, no par value.  Authorized 10,000,000 shares;
        issued and outstanding 6,209,530                                                11,258
   Accumulated deficit                                                                  (9,598)
                                                                                    -------------

               Total shareholders' equity                                                1,660
                                                                                    -------------

Total liabilities and shareholders' equity                                           $   2,153
                                                                                    =============

See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
                            Statements of Operations
                       Years ended March 31, 2004 and 2003
              (Amounts in thousands, except per share information)

                                                                2004                     2003
                                                          -----------------         ----------------
                                                             (Restated)               (Restated)

Net sales                                                  $       2,680            2,005
Cost of goods sold                                                 1,777            1,326
                                                          -----------------         ----------------
                  Gross profit                                       903              679


Selling, general, and administrative expenses                       1,477           1,358
                                                          -----------------         ----------------

                  Loss from operations                               (574)          (679)
                                                          -----------------         ----------------

Other income:

    Interest, net                                                      -               -
    Other, net                                                        17              37
                                                          -----------------         ----------------

                  Net loss                                 $        (557)           (642)
                                                          =================         ================

Net loss per common share:
    Basic and diluted                                      $       (0.09)           (0.10)
                                                          =================         ================

Weighted average shares outstanding:

    Basic and diluted                                               6,193           6,159



See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
                       Statements of Shareholders' Equity
                                 (notes 6 and 7)
                       Years ended March 31, 2004 and 2003

                             (Amounts in thousands)

                                                                                                                         Total
                                                       Common Stock                   Accumulated                    shareholders'
                                          -------------------------------------------
                                                Shares                Amount           deficit                         equity
                                          ------------------------ ------------------ -----------------------      -----------------


Balance at March 31, 2002                        6,159              $ 11,206          $   (8,399)                $       2,807


    Net loss                                        -                   -                   (642)                          (642)
                                          ------------------------ ------------------ -----------------------      -----------------

Balance at March 31, 2003                         6,159               11,206              (9,041)                         2,165

    Stock Compensation                               50                   52                  -                              52

    Net loss                                          -                   -                 (557)                          (557)
                                           ------------------------ ------------------ -----------------------  --------------------


Balance at March 31, 2004                         6,209             $ 11,258          $   (9,598)                 $        1,660
                                        ======================= ================== =======================      ====================


See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
                            Statements of Cash Flows
                       Years ended March 31, 2004 and 2003
                             (Amounts in thousands)

                                                                                       2004               2003
                                                                                  ---------------    ----------------
                                                                                     (Restated)         (Restated)
Cash flows from operating activities:
    Net loss                                                                       $   (557)               (642)
    Adjustments to reconcile net loss to net cash used
        in operating activities:

            Depreciation and amortization                                                 6                  20

            Stock issued for services                                                    52                   -

            (Increase) decrease in accounts receivable                                  (34)                 20
            (Increase) decrease in inventories                                          160                 (34)

            (Increase) decrease in prepaid expenses and other assets                     32                  (7)

            Increase in accounts payable                                                 42                  76

            Increase (decrease) in accrued expenses                                      29                 (18)
                                                                                  ---------------    ----------------

                        Net cash used in operating activities                          (270)               (585)
                                                                                  ---------------    ----------------

                        Net decrease in cash and cash equivalents                      (270)               (585)

Cash and cash equivalents at beginning of year                                        2,173               2,758

Cash and cash equivalents at end of year                                           $  1,903               2,173
                                                                                  ===============    ================






See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003


(1)      Summary of Significant Accounting Policies

         (a)      Description of Business

                  PerfectData Corporation (the Company) sells computer and office equipment care and maintenance products.

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

                  The Company transferred all inventory on hand to Spray on October 31, 2003 pursuant to the APA.

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


                               F-7                                   (continued)

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

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003


         (i)      Use of Estimates

                  The preparation of the financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts, inventory valuation (prior to November 1, 2003), deferred income tax asset valuation allowances, and the estimated future operating cash flows from the Company's long-lived assets. Considerable management judgment is necessary to estimate future operating cash flows as future cash flows are impacted by competitive and other factors that are generally out of management's control. Accordingly, actual results could vary significantly from management's estimates.

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

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003

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

(2)      Proposed Sale of Business Operations

         On  October  3,  2003,  the  Company  entered  into an  Asset  Purchase
         Agreement (the {"APA") with Spray Products Corporation ("Spray"), pursuant to which the Company agreed to sell to Spray (or a Spray affiliate) substantially all of the operating assets of the Company for a price equal to the sum of the value of the inventory, collectible accounts receivable and $100,000, less the amount of trade payables which are being assumed by Spray.

         Since November 1, 2003, Spray had, pursuant to the APA, been acting as a manager for the fulfillment of orders from the Company's customers. As compensation for Spray's services, Spray was receiving a fee of 7 1/2% of net sales. As indicated in the next paragraph, as a result of Spray assuming, effective as of June 1, 2004, full responsibility for all customers, Spray is entitled to the full economic benefit of any sale to a customer of the Company in lieu of the foregoing fee.

         Because the Company's largest customer had threatened to seek another supplier because of a supplier's offer of lower prices, and because of the long delay in closing the transaction, thereby causing uncertainty for customers and Spray, the Company and Spray had agreed in principle,

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003

         and subsequently finalized the agreement in writing by the Second Amendment dated as of August 12, 2004, to the following revisions to the APA: (1) effective June 1, 2004, Spray assumed full responsibility for all of the Company's customers in order to prevent possible losses of customer business; (2) the aforementioned payment of $100,000 will be reduced to $80,000; and (3) the Company may put the assets to Spray for the purchase price on the earlier of (a) September 30, 2004 or (b) the Company receiving shareholder consent to the sale of Spray.

         The Board of Directors, after consultation with certain major shareholders, had elected in June 2003, to sell the operating business assets of the Company because, despite efforts by the Company during the prior fiscal years which had increased sales and reduced expenses, the Company continued to operate at a loss, thereby diluting the Company's cash, which is its major asset. The Board concluded that a sale or liquidation of the operating assets was in the best interests of the Company and its shareholders even if no acquisition or merger was effected.

         The Company will seek shareholders' approval of the sale of its operating assets to Spray by consents in lieu of holding a meeting.

         As a result of the transaction, as modified with Spray, the Company has no operations and will thereafter receive no revenues until an acquisition or merger is effected.

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

(3) Restatement

         The Company previously reflected the operations related to the sale of certain assets as discontinued operations. Management has reassessed the facts and circumstances of the transaction and has revised the financial statements to include the operations related to these assets in continuing operations, since the transaction did not meet the criteria under generally accepted accounting principles for
         classification   as   discontinued   operations.   The  effect  of
         the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share, current assets, total assets, current liabilities, total liabilities total liabilities, and shareholders' equity cash flows from operations as of and for the year ended March 31, 2004 is as follows:

                                                             As
                                                         Originally          Restatement      As Restated
                                                          Reported           Adjustments

      ----------------------------------------------------------------------------------------------------
      Statement of Operations:
      Net Sales                                        $         -    $         2,680,000  $   2,680,000
      Cost of Sales                                              -              1,777,000      1,777,000
      Gross Profit                                               -                903,000        903,000
      Loss from Continuing Operations                     (916,000)               359,000       (557,000)
      Income from Discontinued Operations                  359,000               (359,000)           -
      Net Loss                                         $  (557,000)   $                     $   (557,000)

      Loss Per Common Share (Basic and Diluted):
       Loss from Continuing Operations                 $     (0.15)   $            0.06     $      (0.09)

       Income from Discontinued Operations                    0.06                (0.06)              -
                                                       $     (0.09)   $                     $      (0.09)

      Balance Sheet:
      Accounts Receivable                              $         -    $           192,000   $     192,000
      Prepaid Expenses and Other Current Assets               30,000               28,000          58,000
      Current Assets of Discontinued Operations              220,000             (220,000)              -
      Total Assets                                         2,153,000                    -       2,153,000
      Accounts Payable                                       126,000              199,000         325,000
      Other Accrued Expenses                                  77,000               56,000         133,000
      Current Liabilities of Discontinued Operations         255,000             (255,000)              -
      Total Current Liabilities                                                         -         493,000
                                                             493,000
      Total Liabilities and Shareholders' Equity      $    2,153,000    $               -   $   2,153,000


      Statement of Cash Flows:
      Loss from Continuing Operations                $     (916,000)   $         359,000   $    (557,000)
      Accounts Receivable                                         -               (34,000)        (34,000)
      Inventories                                                 -               160,000         160,000
      Accounts Payable                                        54,000              (12,000)         42,000
      Cash Used in Continuing Operating Activities          (743,000)              743,000              -
      Cash Provided by Discontinued Operations               473,000              (473,000)             -
      Cash Used in Operating Activities                $    (270,000)   $               -    $   (270,000)

         The effect of the restatement on net sales, cost of sales, gross profit, net loss, basic and diluted loss per common share and cash flow from operations for the year ended March 31, 2003 is as follows:

As               Restatement
                                                               As
                                                           Originally       Restatement   As Restated
                                                            Reported       Adjustments
      -----------------------------------------------------------------------------------------------
      Statement of Operations:
      Net Sales                                        $           -   $   2,005,000  $    2,005,000
      Cost of Sales                                                -       1,326,000       1,326,000
      Gross Profit                                                 -        (679,000)       (679,000)
      Loss from Continuing Operations                       (631,000)        (11,000)       (642,000)
      Loss from Discontinued Operations                      (11,000)         11,000               -

      Net Loss                                         $    (642,000)   $          -   $    (642,000)

      Loss Per Common Share(Basic and Diluted):
       Loss from Continuing Operations                 $       (0.10)   $          -   $       (0.10)
       Income from Discontinued Operations                     (0.10)              -           (0.10)

      Statement of Cash Flows:
      Loss from Continuing Operations                  $    (631,000)   $    (11,000)  $    (642,000)
      Accounts Receivable                                          -          20,000          20,000
      Inventories                                                  -         (34,000)        (34,000)
      Accounts Payable                                      (106,000)        182,000          76,000
      Cash Used in Continuing Operating Activities          (742,000)        742,000               -
      Cash Provided by Discontinued Operations               157,000        (157,000)              -
      Cash Used in Operating Activities                 $   (585,000)   $          -    $   (585,000)




(4)      Concentration of Credit Risk

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

                            PERFECTDATA CORPORATION

                         Notes to Financial Statements

                            March 31, 2004 and 2003

         credit evaluations of its customers' financial conditions but does not generally require collateral. New customers requiring large credit accounts are required to provide letters of credit.

(5)      Inventories

         Pursuant to the APA, the Company transferred its inventory on hand at October 31, 2003 to Spray. Pursuant to this agreement, Spray will pay the Company for the inventory at the time of the close of the transaction. The Company reclassified its inventory, with a net book value of $28,000, to other current assets.

(6)      Property and Equipment

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

(7)      Income Taxes

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

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets at March 31, 2004 are summarized as follows (in thousands):

                  Deferred tax assets (liabilities):
                  Net operating losses                          $ 1,978
                  Inventories                                        13
                  Accrued expenses                                   43
                  Business tax credit carryforwards                  12
                  Other                                              16
                                                                  2,062
                  Less valuation allowance                        2,062
                                                             $        -

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

         Realization of the future tax benefits of the NOL carryforwards and other deferred tax assets is dependent on the Company's ability to generate future taxable income within the periods in which they benefit. In assessing the likelihood of utilization of existing deferred tax assets, management considered the historical results of continuing operations over the last three years and the current economic environment in which the Company operates. Management has determined that future taxable income of the Company will more likely than not be insufficient to realize the recorded net deferred tax assets of $2,062,000 and has recorded a valuation allowance of $2,062,000. During the year ended March 31, 2004, the Company increased the valuation allowance in deferred tax assets by $118,000.

(8)      Shareholders' Equity

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

                            PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003

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

(9)      Stock Option and Bonus Plans

         1985 Stock Option Plan

         During November 1985, the Company adopted the 1985 Stock Option Plan (the "1985 Plan") to grant incentive and nonqualified stock options to officers, directors and key employees of the Company for the purchase of up to 500,000 shares of the Company's common stock. Under the 1985 Plan, options were granted at prices equal to or greater than fair market value at date of grant. The shares, subject to various limitations, are exercisable over terms not to exceed ten years. No options were granted during the three years ended March 31, 2004. Options to purchase a total of 377,750 shares were exercised through March 31, 2004, with an option to purchase 10,000 shares left outstanding. The 1985 Plan has expired; therefore, no additional options can be issued under its terms.

         On March 31, 2003, an employee of the Company was terminated who was previously granted an option to purchase 1,500 shares of common stock at $2.0625 per share. As the terminated

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003

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

         1999 Options

         On April 28, 1999, the board of directors authorized the granting of options or warrants to purchase up to an aggregate of 100,000 shares of common stock to directors, employees, or consultants. The options or warrants were to be sold to the grantee at $0.05 per share, to have an exercise price of $1.56 per share, and to have a three-year term from the respective date of grant. Options to purchase a total of 24,000 shares were exercised through March 31, 2004. Activity for these options and warrants is summarized as follows:

                                                                       Weighted
                                                Number of       average exercise
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

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003

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

         On September 17, 2002, the board of directors canceled the options granted on March 31, 2000 to each director pursuant to the 2000 Plan to purchase 25,000 shares of common stock at $18.50 per share and those granted on September 7, 2000 to purchase 25,000 shares of the common stock at $4.63 per share. None of the options to purchase an aggregate of 250,000 shares were exercised.

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

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003

         On March 31, 2003, an employee of the Company was terminated who was previously granted an option to purchase 1,500 shares of common stock at $3.43 per share. As the terminated employee had 60 days to exercise, the option was outstanding as of March 31, 2003. The option subsequently expired unexercised.

Activity under the 2000 Plan is summarized as follows:

                                                                                       Weighted
                                                               Number of            average exercise
                                                                  shares                price

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

                             PERFECTDATA CORPORATION

                          Notes to Financial Statements

                             March 31, 2004 and 2003

(10)      Commitments

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

                             PerfectData Corporation
                             Index to Exhibits Filed
                               with Amendment No.
                               1 to Annual Report
                                 on Form 10-KSB


    Exhibit No.        Description of Exhibit                               Page


     23(a)             Consent of Independent Registered Public              E-2
                       Accounting Firm

     23(b)             Consent of Independent Registered Public              E-3
                       Accounting Firm

     31.1              Certification of Chief Executive Officer              E-4
                       Pursuant to Rule 13a-14(a)under the Securities
                       Exchange Act of 1934

     31.2              Certification of Chief Financial Officer Pursuant     E-6
                       to Rule 13a-14(a) under the Securities Exchange
                       Act of 1934

     34                Certification Pursuant to Rule 13a-14(b) under        E-8
                       the Securities Exchange Act of 1934 and Section
                       1350 of Chapter 63 of Title 18 of United States
                       Code