Form 10QSB/A
period 2004-06-30
PERFECTDATA CORP
filed 2004-10-28
CIK 719662

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

                                                        Yes   X          No ____

As of July 30, 2004, there were 6,209,530 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

                                                        Yes ____      No   X

     The Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 (the "Quarterly Report") of PerfectData Corporation (the "Company") is hereby amended to (1) change the reported Net Sales and Cost of Goods Sold in the Statement of Operations for the three months ended June 30, 2004 in Part I, Item 1; (2) to add a second paragraph (relating to revenue recognition) to Note 3 to the Notes to Financial Statements in Part I, Item 1; (3) to amend Part I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) to effect the following changes: (a) to add a sentence at the end of the third paragraph of the section captioned "Proposed Sale of Business Operations;" (b) to revise the subsection captioned "Revenue Recognition" in the section "Critical Accounting Policies;" and (c) to amend the first two paragraphs relating to sales and cost of sales sold in the section captioned "Results of Operations;" and (4) to update the certifications filed as Exhibits 31.1, 31.2 and 32. Except as so amended, there is no other change to the Quarterly Report.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             PERFECTDATA CORPORATION
                                  Balance Sheet
                                   (Unaudited)
                   (Amounts in thousands except share amounts)

                                                                                              June 30,
                                                                                                2004
                                                                                         --------------------
                                                       Assets
Current assets:
  Cash and cash equivalents                                                                     $   1,875
  Accounts receivable, net of allowance of $3                                                         134
  Prepaid expenses and other current assets                                                            90
                                                                                         --------------------

           Total current assets                                                                     2,099

Property, plant and equipment, at cost, net                                                           ---
                                                                                         --------------------
                                                                                                    2,099
                                                                                         ====================

                                                    Liabilities
Current liabilities:
  Accounts payable                                                                              $     452
  Accrued compensation                                                                                 26
  Other accrued expenses                                                                               15
                                                                                         --------------------

          Total current liabilities                                                                   593
                                                                                         --------------------

Shareholders' equity:
  Preferred Stock.  Authorized 2,000,000
    shares; none issued                                                                               ---
  Common Stock, no par value.  Authorized
    10,000,000 shares; issued and
    outstanding 6,209,530 shares                                                                   11,258
  Accumulated deficit                                                                              (9,752)
                                                                                         --------------------

         Total shareholders' equity                                                                 1,506
                                                                                         --------------------

Total liabilities and shareholders' equity                                                      $   2,099
                                                                                         ====================

See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
                            Statements of Operations
                                   (Unaudited)
              (Amounts in thousands, except per share information)



                                                                           Three Months Ended June 30,
                                                                            2004                   2003
                                                                     -------------------- -- -----------------

Net Sales                                                                      $   326       $     725
Cost of goods sold                                                                 264             470
                                                                     --------------------    -----------------
                 Gross profit                                                       62             255

Selling, general, and administrative expenses                                      219             354
                                                                     --------------------    -----------------

                 Loss from operations                                             (157)            (99)
                                                                     --------------------    -----------------

Other income:
          Interest, net                                                             -               -
          Other, net                                                                 3               5
                                                                     --------------------    -----------------

                 Net loss                                                     $   (154)       $    (94)
                                                                     ====================    =================


Net loss per common share:
    Basic and diluted                                                         $  (0.02)       $  (0.02)
                                                                     ====================    =================


Weighted average shares outstanding:
    Basic and diluted                                                            6,209           6,159



See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
                            Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)


                                                                         Three Months Period Ended,
                                                                                  June 30,
                                                                     ------------------------------------
                                                                            2004              2003

Cash flows from operating activities:
    Net loss                                                            $    (154)         $        (94)
    Adjustments to reconcile net loss to net cash used
        in operating activities:
    Depreciation and amortization                                              --                     5
    Decrease in accounts  receivable                                           58                    40
    Decrease in inventory                                                      --                    80
    Increase in prepaid expenses and other assets                             (32)                  (14)
    Increase (decrease) in accounts payable                                   127                   (98)
                                                                              (27)
    Increase (decrease) in accrued expenses                                                         (27)

           Net cash used in operating activities                              (28)                  (60)

           Net decrease in cash and cash equivalents                          (28)                  (60)

                                                                            1,903                 2,173

Cash and cash equivalents at end of period                              $   1,875           $     2,113


See accompanying notes to financial statements.

                             PERFECTDATA CORPORATION
                          Notes to Financial Statements

1. All adjustments included in the financial statements in this Report are of a normal recurring nature and are necessary to present fairly the Company's financial position as of June 30, 2004 and the results of its operations and cash flows for the three months ended June 30, 2004 and 2003. Results of operations for the interim periods are not necessarily indicative of results of operations for a full year due to external factors that are beyond the control of the Company. This Report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004 ("Annual Report 2004").

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

     Since November 1, 2003, Spray had, pursuant to the APA, been acting as a manager for the fulfillment of orders from the Company's customers. As compensation for Spray's services, Spray was receiving a fee of 71/2% of net sales. As indicated in the next paragraph, as a result of Spray assuming, effective as of June 1, 2004, full responsibility for all customers, Spray is entitled to the full economic benefit of any sale to a customer of the Company in lieu of the foregoing fee.

     Because the Company's largest customer had threatened to seek another supplier because of a supplier's offer of lower prices, and because of the long delay in closing the transaction, thereby causing uncertainty for customers and Spray, the Company and Spray had agreed in principle, and subsequently finalized the agreement in writing by the Second Amendment dated as of August 12, 2004, to the following revisions to the APA: (1) effective June 1, 2004, Spray assumed full responsibility for all of the Company's customers in order to prevent possible losses of customer business, resulting in Spray receiving, thereafter, the full economic benefits of any sales to customers of the Company; (2) the aforementioned payment of $100,000 was reduced to $80,000; and (3) the Company may put the assets to Spray for the purchase price on the earlier of (a) September 30, 2004 or (b) the Company receiving shareholder consent to the sale of Spray.

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

     The Company will seek shareholders' approval by consents in lieu of holding a meeting, to permit the sale of its operating assets to Spray. As a result of the new arrangement with Spray effective June 1, 2004, the Company has no operations and will receive no revenues until an acquisition or merger is effected.

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

3.       Restatement

     The Company previously reflected the operations related to the sale of certain assets as discontinued operations. Management has reassessed the facts and circumstances of the transaction and has revised the disclosure to include the operations related to these assets in continuing operations, which is in conformity with generally accepted accounting principles. The restatement had no effect on net sales, cost of goods sold, gross profit, net loss, basic and diluted loss per common share, current assets, property and equipment, total assets, current liabilities, total liabilities and total liabilities and shareholders' equity as of and for the three months ended June 30, 2004.

     The Company previously recognized revenue from sales to its customers on a gross basis as a principal. Management has reassessed the facts and circumstances for revenue recognized since June 1, 2004 and has revised the disclosure to reflect the revenue as recognized on a net basis as an agent, which is in conformity with generally accepted accounting principles. The restatement reduced net sales and cost of goods sold by $306,000, but the restatement has no affect on gross profit, net loss, basic and diluted loss per common share, current assets, property and equipment, total assets, current liabilities, total liabilities and total liabilities and shareholders' equity as of and for the three months ended June 30, 2004.

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

7.       Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     In accordance with provisions of SFAS No. 123, the Company applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock options plans and accordingly, does not recognize compensation costs for grants to employees and directors whose exercise prices equals the market price of the stock on the date of grant.

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

(000's except per share amounts)

                                                 Three Months Ended
                                                      June 30,
                                               2004              2003

Net loss, as reported                      $  (154)               (94)
Deduct total stock-based employee
   compensation expense determined
   under fair-value-based method for
   all awards, net of tax                       (5)                (4)
                    Pro forma net loss     $  (159)               (98)
Basic and diluted net loss per
   common share:
      As reported                          $ (0.02)             (0.02)
      Pro forma                              (0.03)             (0.02)


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

     Since November 1, 2003, Spray had, pursuant to the APA, been acting as a manager for the fulfillment of orders from the Company's customers. As compensation for Spray's services, Spray was receiving a fee of 71/2% of net sales. As indicated in the next paragraph, as a result of Spray assuming, effective as of June 1, 2004, full responsibility for all customers, Spray is entitled to the full economic benefit of any sale to a customer of the Company in lieu of the foregoing fee. As a result of the management arrangement with Spray, the Company has moved to a smaller facility and reduced its staff, thereby reducing its ongoing overhead expenses.

     Because the Company's largest customer had threatened to seek another supplier because of a supplier's offer of lower prices, and because of the long delay in closing the transaction, thereby causing uncertainty for customers and Spray, the Company and Spray have agreed in principle and subsequently finalized the agreement in writing by the Second Amendment dated as of August 12, 2004, to the following revisions to the APA: (1) effective June 1, 2004, Spray assumed full responsibility for all of the Company's customers in order to prevent possible losses of customer business, resulting in Spray receiving, thereafter, the full economic benefits of any sales to customers of the Company; (2) the aforementioned payment of $100,000 was reduced to $80,000; and (3) the Company may put the assets to Spray for the purchase price on the earlier of (a) September 30, 2004 or (b) the Company receiving shareholder consent to the sale of Spray. As a result of these revisions, effective June 1, 2004, the Company began recognizing revenue from sales to customers on a net basis as an agent in accordance with EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," because it no longer meets the criteria necessary to recognize revenue as a principal.

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

Critical Accounting Policies

     Management believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results, and require the most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Prior to November 1, 2003, the date on which Spray assumed responsibility for fulfillment of customer orders, management also included a discussion of its evaluation of inventory as a critical accounting policy on an on-going basis.

Revenue Recognition:

     Until June 1, 2004 the Company recognized revenue on a gross basis when products were shipped and the customers took ownership and assumed risk of loss, collection of relevant receivables was probable, pervasive evidence of an arrangement existed and the sales price was fixed or determinable. As a result of the revisions to the APA with Spray, the Company no longer meets the criteria necessary to recognize revenue as a principal and instead recognizes revenue net as an agent.

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

Results of Operations

     Net sales for the first fiscal quarter ended June 30, 2004 ("current quarter") were $326,000 as compared to $725,000 in the year-earlier period. The Company attributes the decrease in sales of $399,000, or 55%, to two facts. First, the year-earlier period included an unusually high sales volume with its largest customer. Second, Spray's management of the fulfillment of orders from the Company's customers had no effect on the decreased sales in April and May 2004. However, when Spray assumed full responsibility for all the Company's customers effective June 1, 2004, the Company did not report the $306,000 in sales in the month of June 2004 for which Spray, effective June 1, 2004, realized the full economic benefit pursuant to the APA Second Amendment.

     Cost of Goods Sold ("Costs") as a percentage of net sales for the current quarter and year-earlier period was 81% and 65%, respectively. The increase in Costs was directly related to a price increase from Spray in the months of April and May 2004. There were no Costs for the month of June 2004 because, as discussed in the preceding paragraph, the Company did not report any sales.

     Selling, General and Administrative Expenses ("Expenses") for the current quarter were $219,000 as compared to $354,000 in the year-earlier period. As previously discussed, the Company transferred its order fulfillment to Spray on November 1, 2003 and moved to a smaller facility. The decrease in Expenses from the year-earlier period directly related to a reduction in facility expenses as well as a reduction in payroll and related costs. In addition, the Company recorded compensation expense of $51,500 in the year-earlier period related to the 50,000 shares of the Company's Common Stock issued to the then Chairman of the Audit Committee for his services as such.

     Other Income for the current quarter was primarily dividend income of $3,000 as compared to $5,000 in the year-earlier period.

     The increased net loss in the current quarter directly related to the decrease in sales and increase in Costs, partially offset by the decrease in Expenses, as described above.

Liquidity and Capital Resources

     The Company's cash and cash equivalents decreased $28,000 from $1,903,000 at March 31, 2004 to $1,875,000 at June 30, 2004. The decrease resulted from cash used in operating activities of $28,000. The cash used in operating activities was primarily the result of the net loss of $154,000, partially offset by an increase in accounts payable.

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PERFECTDATA CORPORATION



                              By: /s/ Irene J. Marino
                                      Irene J. Marino
                                      Authorized Officer and Principal Financial
                                      and Accounting Officer


Date: October 27, 2004

                             PerfectData Corporation
                          Index to Exhibits Filed with
                         Quarterly Report on Form 10-QSB


Exhibit No.    Description of Exhibit                                       Page


31.1           Certification of Chief Executive Officer Pursuant to Rule     E-2
               13a-14(a) under the Securities Exchange Act of 1934

31.2           Certification of Chief Financial Officer Pursuant to Rule     E-4
               13a-14(a) under the Securities Exchange Act of 1934

32             Certification Pursuant to Section 906 of Sarbanes-            E-6
               Oxley Act of 2002