Form 10QSB
period 2004-09-30
PERFECTDATA CORP
filed 2004-11-15
CIK 719662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒           Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

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

Yes ☒          No ☐

As of October 31, 2004, there were 6,209,530 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

Yes ☐          No ☒

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

PERFECTDATA CORPORATION

Balance Sheet

(Unaudited)

(Amounts in thousands except share amounts)

September 30,
2004
Assets
Current assets:
Cash and cash equivalents	$1,569
Accounts receivable, net of allowance of $3	100
Prepaid expenses and other current assets	74

Total current assets	1,743

Property, plant and equipment, at cost, net	—
$1,743

Liabilities
Current liabilities:
Accounts payable	$354
Accrued compensation	28
Other accrued expenses	68

Total current liabilities	450

Shareholders’ equity:
Preferred Stock. Authorized 2,000,000 shares; none issued	—
Common Stock, no par value. Authorized 10,000,000 shares; issued and outstanding 6,209,530 shares	11,258
Accumulated deficit	(9,965)

Total shareholders’ equity	1,293

Total liabilities and shareholders’ equity	$1,743

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Operations

(Unaudited)

(Amounts in thousands, except per share information)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net Sales	$—	$708	$326	$1,433

Cost of goods sold	—	462	264	932

Gross profit	—	246	62	501

Selling, general, and administrative expenses	217	416	436	770

Loss from operations	(217)	(170)	(374)	(269)

Other income:
Other, net	4	4	7	9

Net loss	(213)	(166)	(367)	(260)

Net loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.04)

Weighted average shares outstanding - basic and diluted	6,209	6,193	6,209	6,176

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Six-Month Period Ended
	September 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(367)	$(260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	6
Stock issued for services	—	52
(Increase) decrease in accounts receivable	92	(151)
Decrease in inventory	—	97
Increase in prepaid expenses and other assets	(16)	(7)
Increase in acccounts payable	29	170
Decrease in accrued expenses	(72)	(27)

Net cash used in operating activities	(334)	(120)

Net decrease in cash and cash equivalents	(334)	(120)

Cash and cash equivalents at beginning of period	1,903	2,173

Cash and cash equivalents at end of period	$1,569	$2,053

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Notes to Financial Statements

1.             All adjustments included in the financial statements in this Report are of a normal recurring nature and are necessary to present fairly the Company’s financial position as of September 30, 2004 and the results of its operations and cash flows for the six months ended September 30, 2004 and 2003.  Results of operations for the interim periods are not necessarily indicative of results of operations for a full year due to external factors that are beyond the control of the Company. This Report should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004 (“Annual Report 2004”).

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

                The Company is seeking shareholders’ approval by consents in lieu of holding a meeting, to permit the sale of its operating assets to Spray and to reincorporate the Company in the State of Delaware.  As a result of the new arrangement with Spray effective June 1, 2004, the Company has no operations and will receive no revenues until an acquisition or merger is effected.

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

3.             Revenue Recognition

                Until June 1, 2004 the Company recognized revenue on a gross basis when products were shipped and the customers took ownership and assumed risk of loss, collection of relevant receivables was probable, pervasive evidence of an arrangement existed and the sales price was fixed or determinable.  As a result of the provisions to the APA with Spray, the Company no longer meets the criteria necessary to recognize revenue as a principal and instead recognizes revenue net as an agent, which is in conformity with generally accepted accounting principles.

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

                Property and equipment at September 30, 2004 consist of (in thousands):

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

                Due to the reduction of the exercise price of fixed stock options through the cancellation of stock option awards and the granting of replacement awards, per FIN No. 44, Accounting for Certain Transaction involving Stock Compensation, the Company has adopted variable accounting for the replacement awards, per FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below.  The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model, assuming a risk-free interest rate of 3.26% - 6.26%, three to ten-year terms, 50% volatility, and $0 expected dividend rate.

(000’s except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net loss, as reported	$(213)	(166)	(367)	(260)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(9)	(8)	(14)	(12)
Pro forma net loss	$(222)	(174)	(381)	(272)
Basic and diluted net loss per common share:
As reported	$(0.03)	(0.03)	(0.06)	(0.04)
Pro forma	(0.04)	(0.03)	(0.06)	(0.04)

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

                Also as previously reported, since November 1, 2003, Spray had, pursuant to the APA, been acting as a manager for the fulfillment of orders from the Company’s customers.  As compensation for Spray’s services, Spray was receiving a fee of 7½% of net sales.  As indicated in the next paragraph, as a result of Spray assuming, effective as of June 1, 2004, full responsibility for all customers, Spray is entitled to the full economic benefit of any sale to a customer of the Company in lieu of the foregoing fee.  As a result of the management arrangement with Spray, the Company had moved to a smaller facility and reduced its staff, thereby reducing its ongoing overhead expenses.

                Also as previously reported, because the Company’s largest customer had threatened to seek another supplier because of a supplier’s offer of lower prices, and because of the long delay in closing the transaction, thereby causing uncertainty for customers and Spray, the Company and Spray have agreed in principle and subsequently finalized the agreement in writing by the Second Amendment dated as of August 12, 2004, to the following revisions to the APA: (1) effective June 1, 2004, Spray assumed full responsibility for all of the Company’s customers in order to prevent possible losses of customer business, resulting in Spray receiving, thereafter, the full economic benefits of any sales to customers of the Company; (2) the aforementioned payment of $100,000 was reduced to $80,000; and (3) the Company may put the assets to Spray for the purchase price on the earlier of (a) September 30, 2004 or (b) the Company receiving shareholder consent to the sale of Spray.  As a result of these revisions, effective June 1, 2004, the Company began recognizing revenue from sales to customers on a net basis as an agent in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” because it no longer meets the criteria necessary to recognize revenue as a principal.

                Also as previously reported, the Board of Directors, after consultation with certain major shareholders, had elected in June 2003, to sell the operating business assets of the Company because, despite efforts by the Company during the prior fiscal years which had increased sales and reduced expenses, the Company continued to operate at a loss, thereby diluting the Company’s cash, which is its major asset.  The Board concluded that a sale or liquidation of the operating assets was in the best interests of the Company and its shareholders even if no acquisition or merger was effected.

                The Company is seeking shareholders’ approval, by consents in lieu of holding a meeting, to permit the sale of its operating assets to Spray and to reincorporate the Company in the State of Delaware.

                As a result of the transaction, as amended, with Spray, effective June 1, 2004, the Company has no operations and will receive no revenues until an acquisition or merger is effected, as to which and when there can be no assurance.

Efforts to Seek Another Merger or Acquisition Candidate

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

Revenue Recognition:

                Until June 1, 2004 the Company recognized revenue on a gross basis when products were shipped and the customers took ownership and assumed risk of loss, collection of relevant receivables was probable, pervasive evidence of an arrangement existed and the sales price was fixed or determinable.  As a result of the provisions to the APA with Spray, the Company no longer meets the criteria necessary to recognize revenue as a principal and instead recognizes revenue net as an agent.

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

Results of Operations

                Net sales for the second fiscal quarter ended September 30, 2004 (“current quarter”) were nil, as compared to $708,000 in the year-earlier period.  Net sales for the six months ended September 30, 2004 (“current six-month period”) were $326,000, as compared to $1,433,000 in the year-earlier period.

                As previously reported, commencing June 1, 2004, Spray assumed full responsibility for all the Company’s customers and realized the full economic benefit pursuant to the APA Second Amendment.  Consequently, for the current quarter and current six-month period, the Company did not report the sales of $585,000 and $891,000, respectively.

                Cost of Goods Sold (“Costs”) as a percentage of net sales for the current quarter and current six-month period was nil and 81% respectively, as compared to 65% in each of the respective year-earlier periods.  There were no Costs in the current quarter because, as discussed in the preceding paragraph, commencing June 1, 2004, the Company did not report any sales.  The increase in Costs in the current six-month period was directly related to a price increase from Spray in the months of April and May 2004.

                Selling, General and Administrative Expenses (“Expenses”) for the current quarter were $217,000 as compared to $416,000 in the year-earlier period.  Expenses for the current six-month period were $436,000 as compared to $770,000 in the year-earlier period.  As previously discussed, the Company transferred its order fulfillment to Spray on November 1, 2003 and moved to a smaller facility.  The decrease in Expenses from the year-earlier period related to a reduction in facility expenses as well as a reduction in payroll and related Costs.  There was also a reduction in Expenses from the year earlier periods related to freight, sales commissions and customer rebates which Spray became responsible for when they assumed full responsibility for all the customers on June 1, 2004.  In addition, the Company recorded compensation expense of $51,500 in the year-earlier period related to the 50,000 shares of the Company’s Common Stock issued to the then Chairman of the Audit Committee for his services as such.

                Other Income for the current quarter was dividend income of $4,000, consistent with the year-earlier period.  Other Income for the current six-month period was dividend income of $7,000 as compared to dividend income of $9,000 in the year-earlier period.

                The increased net loss in the current quarter and current six-month period directly related to the decrease in sales as described above.

Liquidity and Capital Resources

                The Company’s cash and cash equivalents decreased $334,000 from $1,903,000 at March 31, 2004 to $1,569,000 at September 30, 2004.  The decrease resulted from cash used in operating activities of $334,000.  The cash used in operating activities was primarily the result of the net loss of $367,000, partially offset by an increase in accounts payable.

                As a result of the continuing negative cash flows from operations, the Company is dependent on the proceeds from its March 2000 private placement in order to meet its payable requirements.  On March 31, 2000, certain investors (including two of the current directors) purchased from the Company an aggregate of 1,333,333 shares of the Common Stock at $2.25 per share or an aggregate purchase price of $2,999,999.  The net proceeds approximated to $2,895,000.  Because all of such funds were not required for operations, the funds deemed excess were invested in a working capital management account with Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”).  As of September 30, 2004, the Company had approximately $1,569,000 of cash equivalents in two financial institutions, which exposes the

Company to a concentration of credit risk.  The Company had, as of that date, approximately $1,537,000 invested in highly liquid money market instruments with Merrill Lynch, which are not federally insured.  The remaining $32,000 was deposited at a bank, which is federally insured up to $100,000.

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

Item 3.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has a CEO and a CFO/CAO, constituting all of management, and, during the reporting period, two employees to conduct operations.  The CEO and CFO/CAO performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004.  Because of its small size and limited number of personnel, the Company does not currently have elaborate written procedures, nor does management believe that such elaborate written procedures are currently necessary to ensure accurate reporting in the Company’s periodic reports.  In making their evaluation, the CEO and CFO/CAO consulted with the Company’s outside counsel.  Based on that evaluation, the two officers concluded that the Company’s disclosure controls and procedures were adequate and effective, as of September 30, 2004, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Report was being prepared.  Their evaluation was reported to the Audit Committee in connection with its review of this Report prior to its filing.

Changes in Internal Controls

There was no significant change during the quarter ended September 30, 2004 in the Company’s internal controls over financial reporting identified in connection with the officers’ evaluation reported above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II .  OTHER INFORMATION

Item 5.                    Other Information

                In order to keep expenses at a minimum the Board currently intends to call the Annual Meeting of Shareholders for the fiscal year ending March 31, 2004 (“fiscal 2004”) on Friday, January 14, 2005.  Shareholders’ proposals for inclusion in the Company’s proxy statement for the Annual Meeting of Shareholders for fiscal 2004 must be received no later than a reasonable time before the Company prints and mails its proxy material for such Annual Meeting.  If a shareholder intends to submit a proposal for consideration at such Annual Meeting by means other than the inclusion of the proposal in the Company’s proxy statement for such Annual Meeting, the shareholder must notify the Company of such intention no later than a reasonable time before the Company prints and mails its proxy material for such Annual Meeting, or risk management exercising discretionary voting authority with respect to the management proxies to defeat such proposal when and if presented at such Annual Meeting.  The Company currently anticipates mailing the proxy material for such Annual Meeting on or before Thursday, December 23, 2004.  The Company shall advise its shareholders of any change in the contemplated mailing date for its proxy material for the Annual Meeting of Shareholders for fiscal 2004 by notice in its earliest possible Quarterly Report on Form 10-QSB or by other appropriate notice.

Item 6.                    Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit No.	Description of Exhibit

10.1	Asset Purchase Agreement entered into as of October 3, 2003 by and between PerfectData Corporation and Spray Products Corporation(1)

10.2	First Amendment, dated as of February 26, 2004, to the Asset Purchase Agreement, dated as of October 3, 2003, filed as Exhibit 10.1(2)

10.3	Second Amendment, dated as of August 12, 2004, to the Asset Purchase Agreement, dated as of October 3, 2003(3)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934(4)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934(4)

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002(5)

(1)                                  Incorporated by reference to the Company’s Report on Form 8-K filed on October 8, 2003.

(2)                                  Incorporated by reference to the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2004.

(3)                                  Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(4)                                  Filed herewith.

(5)                                  Furnished herewith.

(b)           Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFECTDATA CORPORATION

By: /s/	Irene J. Marino
Irene J. Marino
Authorized Officer and Principal Financial and Accounting Officer

Date: November 12, 2004

PerfectData Corporation
Index to Exhibits Filed with
Quarterly Report on Form 10-QSB

Exhibit No.	Description of Exhibit	Page

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	E-2

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	E-4

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	E-6

E-1