Form 10QSB
period 2004-12-31
PERFECTDATA CORP
filed 2005-02-04
CIK 719662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number 0-12817

PERFECTDATA CORPORATION

(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	95-3087593
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1445 East Los Angeles Avenue Suite 208 Simi Valley, California 93065	(805) 581-4006
(Address of Principal Executive Offices)	(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

As of January 31, 2005, there were 6,209,530 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format:

Yes	☐	No	☒

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

PERFECTDATA CORPORATION

Balance Sheet

(Unaudited)

(Amounts in thousands except share amounts)

December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$1,350
Prepaid expenses and other current assets	30

Total current assets	1,380
Total assets	$1,380

Liabilities
Current liabilities:
Accounts payable	$49
Accrued compensation	24
Other accrued expenses	65
Current liabilities of discontinued operations	41

Total current liabilities	179

Shareholders’ equity:
Preferred Stock, par value, $.01 per share.
Authorized 2,000,000 shares; none issued	—
Common Stock, par value, $.01 per share.
Authorized 10,000,000 shares; issued and outstanding 6,209,530 shares	62
Additional paid - in Capital	11,196
Accumulated deficit	(10,057)

Total shareholders’ equity	1,201

Total liabilities and shareholders’ equity	$1,380

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Operations

(Unaudited)

(Amounts in thousands, except per share information)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Selling, general, and administrative expenses	$183	$281	$536	$746

Loss from operations	(183)	(281)	(536)	(746)

Other income:
Other, net	7	4	14	13

Loss from continuing operations	(176)	(277)	(522)	(733)
Income from discontinued operations	84	66	63	262

Net loss	$(92)	$(211)	$(459)	$(471)

Net loss per common share:
Basic and diluted:
Loss from continuing operations	$(0.03)	$(0.04)	$(0.08)	$(0.12)
Income from discontinued operations	0.01	0.01	0.01	0.04

	$(0.02)	$(0.03)	$(0.07)	$(0.08)

Weighted average share outstanding:
Basic and diluted	6,209	6,209	6,209	6,187

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Nine-Month Period Ended December 31,
	2004	2003

Cash flows from continuing operating activities:
Net loss	$(522)	$(733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	6
Stock issued for services	—	52
Increase in prepaid expenses and other assets	—	(8)
Increase (decrease) in acccounts payable	(77)	162
Increase (decrease) in accrued expenses	(23)	26

Net cash used in continuing operating activities	(622)	(495)
Net cash provided by discontinued operating activities	69	428

Net decrease in cash and cash equivalents	(553)	(67)

Cash and cash equivalents at beginning of period	1,903	2,173

Cash and cash equivalents at end of period	$1,350	$2,106

See accompanying notes to financial statements.

PERFECTDATA CORPORATION

Notes to Financial Statements

1.                                      All adjustments included in the financial statements in this Report are of a normal recurring nature and are necessary to present fairly the Company’s financial position as of December 31, 2004 and the results of its operations and cash flows for the nine months ended December 31, 2004 and 2003.  Results of operations for the interim periods are not necessarily indicative of results of operations for a full year due to external factors that are beyond the control of the Company. This Report should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004 (“Annual Report 2004”).

The Statements of Operations for the three months and nine months ended December 31, 2003 and the Statement of Cash Flows for the nine months ended December 31, 2003 have been restated to conform to the current presentation, which includes discontinued operations.

2.                                      Discontinued Operations

On October 3, 2003, the Company had entered into an Asset Purchase Agreement (the “APA”) with Spray Products Corporation (“Spray”), pursuant to which the Company had agreed to sell to Spray (or a Spray affiliate) substantially all of the operating assets of the Company for a price equal to the sum of the value of the inventory, collectible accounts receivable and $100,000, less the amount of trade payables which are being assumed by Spray.

Since November 1, 2003, Spray had, pursuant to the APA, been acting as a manager for the fulfillment of orders from the Company’s customers.  As compensation for Spray’s services, Spray was receiving a fee of 7½% of net sales.  As indicated in the next paragraph, as a result of Spray assuming, effective as of June 1, 2004, full responsibility for all customers, Spray was entitled to the full economic benefit of any sale to a customer of the Company in lieu of the foregoing fee.

Because the Company’s largest customer had threatened to seek another supplier because of a supplier’s offer of lower prices, and because of the long delay in closing the transaction, thereby causing uncertainty for customers and Spray, the Company and Spray had agreed in principle, and subsequently finalized the agreement in writing by the Second Amendment dated as of August 12, 2004, to the following revisions to the APA: (1) effective June 1, 2004, Spray assumed full responsibility for all of the Company’s customers in order to prevent possible losses of customer business, resulting in Spray receiving, thereafter, the full economic benefits of any sales to customers of the Company; (2) the aforementioned payment of $100,000 was reduced to $80,000; and (3) the Company could have put the assets to Spray for the purchase price on the earlier of (a) September 30, 2004 or (b) the Company receiving shareholder consent to the sale of Spray.

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

On November 29, 2004, the Company received shareholders’ approval, by consents, to permit the sale of its operating assets to Spray and to the reincorporation of the Company in the State of Delaware.  The Company then closed the transaction with Spray.  As a result, the Company has no operations and will receive no revenues until an acquisition or merger is effected.

The Board of Directors of the Company does not intend to liquidate the Company, but instead, with the Company having cash or cash equivalents currently in excess of $1,000,000, the Board intends to continue its search for a suitable merger or acquisition candidate.  Even though the Company has no operations, the Company believes its status as a publicly-traded company is valuable and therefore makes it a viable merger candidate.  During the past four fiscal years, the Company had been seeking acquisitions which have not been related to its current business. The Board was of the opinion that profitability on a continuous basis would not be achieved absent an acquisition of a new business or businesses and/or new products.  However, the Board can not determine when any such acquisition will be consummated, if at all. During recent years, three potential acquisitions were actively pursued; however, all terminated for different reasons and the Company incurred expenses in connection therewith.

No adjustments have been made to the financial statements as a result of these uncertainties.

Pursuant to the APA as amended, the purchase price for the assets sold to Spray was (1) the sum of (a) collectible accounts receivable of $217,475, (b) inventory of $39,977 and (c) $80,000 less (2) the trade payables to be assumed by Spray.  As previously reported, Spray had assumed full responsibility for all of the customers of the Company effective June 1, 2004.  Because Spray had been operating the business for a six-month period between June 1, 2004 and the closing date of November 30, 2004, all of the trade payables to be assumed by Spray had instead become amounts which the Company owed to Spray.  In addition, the Company had withheld sums from payments otherwise due Spray and paid $1,494 in commissions on behalf of Spray.  The parties, accordingly, at the closing, agreed that, because the amounts due Spray unrelated to the closing more than offset the purchase price due the Company, no cash need be paid to the Company.

The carrying amount of liabilities of the discontinued operations at December 31, 2004 is $41,000 and is unrelated to the APA and the sale to Spray.

Operating results of the discontinued operations are as follows:

(amounts in thousands except per share information):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Net revenue	$—	636	326	2,069

Income from discontinued operations	84	66	63	262

Income per share from discontinued operations	$0.01	0.01	0.01	0.04

3.                                      Loss Per Common Share

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

4.                                      Stock-Based Compensation

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

(000’s except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003

Net loss, as reported	$(92)	(211)	(459)	(471)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(7)	(8)	(20)	(20)
Pro forma net loss	$(99)	(219)	(479)	(491)
Basic and diluted net loss per common share:
As reported	$(0.02)	(0.03)	(0.07)	(0.08)
Pro forma	(0.02)	(0.04)	(0.08)	(0.08)

On December 1, 2004, the Board amended outstanding stock options so that, in the event of a consummation of merger or other “change in control” transaction, each option would become immediately exercisable as to all shares subject thereto and would expire three years from the closing date of the merger or other transaction.

5.                                      Shareholders’ Equity

On November 29, 2004, the Company received shareholders’ approval, by consents, to the reincorporation of the Company, which had been incorporated under the laws of the State of California, as a Delaware corporation.

On November 29, 2004, the reincorporation was effected by the merger (the “Merger”) of the Company with and into its wholly-owned subsidiary, PerfectData (Delaware) Inc. (“PerfectData Delaware”), which subsidiary had been incorporated on November 5, 2004 under the laws of the State of Delaware.  The name of PerfectData Delaware was, simultaneously with consummation of the Merger, changed to PerfectData Corporation.

As a result of the Merger, each share of the Company Common Stock, no par value, automatically was converted into one share of the Common Stock, $.01 par value, of PerfectData Delaware.

6.                                      Subsequent Event

On January 12, 2005, the Company entered into a non-binding letter of intent to merge with Sona Mobile, Inc., (“Sona”), a privately owned Washington corporation.  Under the terms of the letter of intent, the shareholders of Sona initially will own 80% of the merged entity and could own an additional 5% pursuant to a formula to be set forth in the merger agreement.  The transaction is subject to completion of due diligence, execution of a definitive merger agreement and satisfying other material conditions.

There can be no assurance that a merger agreement will be executed or that thereafter the merger will be consummated.

Item 2.                                                           Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Discontinued Operations

Effective June 1, 2004, Spray had assumed full responsibility for all of the Company’s customers in order to prevent possible losses of customer business, resulting in Spray receiving, thereafter, the full economic benefits of any sales to customers of the Company.

On November 29, 2004, the Company received shareholders’ approval, by consents, to permit the sale of its operating assets to Spray and to the reincorporation of the Company in the State of Delaware.  The Company then closed the sale of assets to Spray.  As a result, the Company has no operations and will receive no revenues until an acquisition or merger is effected.

Efforts to Seek Another Merger or Acquisition Candidate

The Board of Directors of the Company does not intend to liquidate the Company but instead, with the Company having cash or cash equivalents currently in excess of $1,000,000, the Board intends to continue its search for a suitable merger or acquisition candidate.  Even though the Company has no operations, the Company believes its status as a publicly-traded company is valuable and therefore makes it a viable merger candidate.  During the past four fiscal years, the Company had been seeking acquisitions which have not been related to its current business. The Board was of the opinion that profitability on a continuous basis would not be achieved absent an acquisition of a new business or businesses and/or new products.  However, the Board can not determine when any such acquisition will be consummated, if at all. During recent years, three potential acquisitions were actively pursued; however, all terminated for different reasons and the Company incurred expenses in connection therewith.

As indicated in Note 5 to the Financial Statements, the Company has signed a non-binding letter of intent with Sona.  The Company is currently in the process of negotiating a definitive merger agreement with Sona and completing its due diligence.  There can be no assurance that such agreement will be executed or that thereafter the merger will be consummated.

Critical Accounting Policies

Management believes that the following discussion addresses the Company’s most critical accounting policies, which were those that were most important to the portrayal of the Company’s financial condition and results, and require the most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that were inherently uncertain.  Prior to November 1, 2003, the date on which Spray assumed responsibility for fulfillment of customer orders, management also included a discussion of its evaluation of inventory as a critical accounting policy on an on-going basis.  Also, prior to November 30, 2004, the date on which the Company sold its operating assets to Spray, management included a discussion of its allowance for doubtful accounts on an on-going basis.

Revenue Recognition:

Effective with the sale of the operating assets to Spray on November 30, 2004, the Company has no operations and receives no revenues.

Results of Operations

Selling, General and Administrative Expenses (“Expenses”) for the current quarter were $183,000 as compared to $281,000 in the year-earlier period.  Expenses for the current nine-month period were $536,000 as compared to $746,000 in the year-earlier period.  Included in the year-earlier periods were costs associated with the SuperCom merger transaction, which transaction subsequently terminated.  In addition, the Company recorded a compensation expense of $51,500 in the year-earlier period related to the 50,000 shares of the Company’s Common Stock issued to the then Chairman of the Audit Committee for his services as such.

Other Income for the current quarter was dividend income of $7,000 as compared to dividend income of $4,000 in the year-earlier period.  Other Income for the current nine-month period was dividend income of $14,000 as compared to dividend income of $13,000 in the year-earlier period.

As previously discussed, the Company finalized the sale of its operations to Spray during the quarter ended December 31, 2004, and no longer has any operations.  Also, as previously discussed, effective June 1, 2004, Spray had assumed full responsibility for all of the Company’s customers and received full economic benefits of any sales to the customers.  Consequently, the Company did not report any revenues since June 1, 2004.

Income from discontinued operations for the current quarter was $84,000 as compared to income of $66,000 in the year-earlier period.  The income in the current quarter was the $80,000 pursuant to the APA with Spray, as well as the benefit of writing off a remaining inventory reserve partially offset by Expenses.  Income in the year-earlier period was sales of $636,000, less Cost of Goods Sold (“Costs”) of $420,000, net of Expenses of $150,000.

Income from discontinued operations for the current nine-month period was $63,000 as compared to $262,000 in the year-earlier period.  The income in the current nine-month period was sales of $326,000, less Costs of $252,000, Expenses of $91,000, plus the income of $80,000, as described above.  The income in the year-earlier period was sales of $2,069,000 less Costs of $1,352,000, and Expenses of $455,000.  The decline in sales and Costs from the year-earlier period is due to the fact that the Company did not report any revenues, as described above.  The decrease in Expenses from the year-earlier period relates to: (1) the Company transferring its order fulfillment to Spray on November 1, 2003 and relocating to a smaller facility enabling the Company to reduce facility expenses as well as reduce its labor force; and (2) Spray assuming full responsibility for all the Company’s customers on June 1, 2004, resulting in a further reduction in Expenses related to freight, sales representatives’ commissions and customer rebates.

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased $553,000 from $1,903,000 at March 31, 2004 to $1,350,000 at December 31, 2004.  The decrease resulted from cash used in continuing operating activities of $622,000, partially offset by cash provided by discontinuing operating activities of $69,000.

As a result of the continuing negative cash flows from operations, the Company is dependent on the proceeds from its March 2000 private placement in order to meet its payable requirements.  On March 31, 2000, certain investors (including two of the current directors) purchased from the Company an aggregate of 1,333,333 shares of the Common Stock at $2.25 per share or an aggregate purchase price of $2,999,999.  The net proceeds approximated to $2,895,000.  Because all of such funds were not required for operations, the funds deemed excess were invested in a working capital management account with Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”).  As of December 31, 2004, the Company had approximately $1,350,000 of cash equivalents in two financial institutions, which exposes the Company to a concentration of credit risk.  The Company had, as of that date, approximately $1,329,000 invested in highly liquid money market instruments with Merrill Lynch, which are not federally insured.  The remaining $21,000 was deposited at a bank, which is federally insured up to $100,000.

The Company believes that, as a result of the cash described in the preceding paragraph, the Company’s working capital is adequate to fund its operations and its requirements for the fiscal year ending March 31, 2005 while seeking a suitable merger and acquisition candidate.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151,”Inventory Costs”.  SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43,
Chapter 4,”Inventory Pricing”.  Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152,”Accounting for Real Estate Time-Sharing Transactions”.  The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,”Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions.  Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66,”Accounting for Sales of Real Estate”, for real estate time-sharing transactions.  SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2.  SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions.  SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited.  This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153,”Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29,”Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board.  The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004.  Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R),”Share-Based Payment”.  SFAS 123(R) amends SFAS No. 123,”Accounting for Stock-Based Compensation”, and APB Opinion 25,”Accounting for Stock Issued to Employees.”  SFAS No.
123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements.  SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005.  Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statements.

Forward-Looking and Cautionary Statements

With the exception of historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements that involve risks and uncertainties.  The Company is hereby identifying information that is forward-looking and, accordingly, involves risks and uncertainties, including, without limitation, statements regarding the Company’s future financial condition and the success of the Company’s efforts to seek a merger or acquisition partner.  Other risks are discussed in the Annual Report 2004.  As a result, actual results may differ materially from those described in the forward-looking statement.  The Company cautions that the foregoing list of important factors is not exclusive.  The Company does not undertake to update any forward-looking statement in this Report.

Item 3.                                                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has a CEO and a CFO/CAO, constituting all of management, and, during the reporting period, two employees to conduct operations.  The CEO and CFO/CAO performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004.  Because of its small size and limited number of personnel, the Company does not currently have elaborate written procedures, nor does management believe that such elaborate written procedures are currently necessary to ensure accurate reporting in the Company’s periodic reports.  In making their evaluation, the CEO and CFO/CAO consulted with the Company’s outside counsel.  Based on that evaluation, the two officers concluded that the Company’s disclosure controls and procedures were adequate and effective, as of December 31, 2004, to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Report was being prepared.  Their evaluation was reported to the Audit Committee in connection with its review of this Report prior to its filing.

Changes in Internal Controls

There was no significant change during the quarter ended December 31, 2004 in the Company’s internal controls over financial reporting identified in connection with the officers’ evaluation reported above that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.                                                           Submission of Matters to a Vote of Security Holders

Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2004.

Item 5.                                                           Other Information

In view of the pending transaction with Sona as described in Note 6 to Financial Statements in Item 1 to this Report and as described in the Company’s Report on Form 8-K filed on January 13, 2005, the Board of Directors has delayed calling the Annual Meeting of Stockholders for the fiscal year ended March 31, 2004 in order to keep expenses at a minimum.  As soon as the date for an Annual Meeting of Stockholders can be ascertained, the Company will advise its stockholders of the possible mailing date for its proxy materials in a periodic report to be filed by it pursuant to the Securities Exchange Act of 1934, as amended, or by other appropriate notice.  Stockholders’ proposals for inclusion in the Company’s proxy statement for the Annual Meeting of Stockholders must be received no later than a reasonable time before the Company prints and mails its proxy material for such Annual Meeting.  If a stockholder intends to submit a proposal in the Company’s proxy statement for such Annual Meeting, the stockholder must notify the Company of such intention no later than a reasonable time before the Company prints and mails its proxy material for such Annual Meeting, or risk management exercising discretionary voting authority with respect to the management proxies to defeat such proposal when and if presented at such Annual Meeting.

Item 6.                                                           Exhibits

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger dated as of November 29, 2004 by and between the Company and PerfectData Delaware (1)

10.1	Asset Purchase Agreement entered into as of October 3, 2003 by and between PerfectData Corporation and Spray Products Corporation (2)

10.2	First Amendment, dated as of February 26, 2004, to the Asset Purchase Agreement, dated as of October 3, 2003, filed as Exhibit 10.1 (3)

10.3	Second Amendment, dated as of August 12, 2004, to the Asset Purchase Agreement, dated as of October 3, 2003 (4)

10.4	Letter of Intent dated January 11, 2005 by and between Sona Mobile, Inc. and the Company (5)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (6)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (6)

32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (7)

(1)                                  Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 3, 2004

(2)                                  Incorporated by reference to the Company’s Report on Form 8-K filed on October 8, 2003.

(3)                                  Incorporated by reference to the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2004.

(4)                                  Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(5)                                  Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 13, 2005.

(6)                                  Filed herewith.

(7)                                  Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFECTDATA CORPORATION

	By:	/s/ Irene J. Marino
Irene J. Marino
Authorized Officer and Principal Financial
and Accounting Officer

Date: February 1, 2005

PerfectData Corporation

Index to Exhibits Filed with

Quarterly Report on Form 10-QSB

Exhibit No.	Description of Exhibit	Page

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	E-2

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	E-4

32	Certification Pursuant to Section 906 of Sarbanes- Oxley Act of 2002	E-6

E-1