Form 10KSB
period 2005-03-31
PERFECTDATA CORP
filed 2005-05-27
CIK 719662

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

Commission File No. 0-12817

PERFECTDATA CORPORATION
(Exact name of Small Business Issuer in Its Charter)

Delaware	95-3087593
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
825 Third Avenue 32nd Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number, Including Area Code:
(805) 581-4006

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes[X] No[ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $326,000 (all from discontinued operations from April 1 to May 31, 2004).

As of April 19, 2005, the aggregate market value of the voting stock held by nonaffiliates of the issuer prior to the Merger described in this Form 10-KSB, was $8,703,896.

As of May 23, 2005, the issuer had 6,584,530 shares of Common Stock outstanding.

PART I

Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-KSB are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934 regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, particularly in view of our early stage operations, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

REVERSE MERGER TRANSACTION

On April 19, 2005 (the "Closing Date"), pursuant to an Agreement and Plan of Merger dated as of March 7, 2005 (the "Merger Agreement"), a copy of the Merger Agreement being filed (by incorporation by reference) as Exhibit 2.1 to this Annual Report on Form 10-KSB (this "Report") and being incorporated herein by this reference, Sona Mobile, Inc., a Washington corporation ("Sona"), was merged (the "Merger") with and into PerfectData Acquisition Corporation ("Merger Sub"), a Delaware corporation and the wholly-owned subsidiary of PerfectData Corporation (the "Company"), the registrant. Merger Sub simultaneously changed its named to Sona Mobile, Inc. ("New Sona"). Pursuant to the Merger Agreement, four of the five directors of the Company resigned and three nominees of Sona were elected to the Company's Board of Directors (the "Board"). The Chairman of the Board and Chief Executive Officer of the Company resigned effective with the closing pursuant to the Merger Agreement and Sona – designated officers were elected. See Item 9 to this Report for more information as to the change in officers and directors.

Pursuant to the Merger Agreement, the former shareholders of Sona received an aggregate of 539,733 shares of the Company's Series A Convertible Preferred Stock, $.01 par value (the "Series A Preferred Stock"), which shares are convertible into 25,961,714 shares of the Company's Common Stock, $.01 par value (the "Common Stock"), representing approximately 76% of the Company's issued and outstanding shares on a fully diluted basis. In addition, 28,407 shares of the Series A Preferred Stock, convertible into 1,366,406 shares of the Common Stock and representing approximately 4% of the Company's issued and outstanding shares of the Common Stock on a fully diluted basis, were issued to Sona's M&A and financial advisor in connection with the Merger (the "Advisor"). The former Sona shareholders and the Advisor will collectively increase their equity position in the Company to 85% if New Sona, on a consolidated basis, has (1) revenues of at least $3,000,000 and a gross profit margin of at least 50% for its fiscal year ending December 31, 2005 or (2) Aggregate Revenues (as defined) of at least $12,000,000 and Aggregate Gross Profit Margin (as defined) of at least 50% for the two fiscal years ending December 31, 2006. Pursuant to the Merger Agreement, the fiscal year of the Company and New Sona will change from March 31 to December 31.

For additional information as to the Merger and the related transactions contemplated by the Merger Agreement, a stockholder or other person may consult the Company's Information Statement on Form 14F-1 (the "Information Statement") filed pursuant to Section 14(f) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), a copy of which was mailed to stockholders of the Company on

April 4, 2005, and the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (the "Commission") on April 21, 2005. Copies of this Information Statement and this Report may be inspected without charge at the public reference section of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549. Copies may also be obtained from the Commission at prescribed rates or on the Commission's website at http://www.sec.gov. Copies may also be obtained from the Company by a letter addressed to its Secretary, c/o Sona Mobile, Inc., 44 Victoria Street, Suite 801, Toronto, Ontario, M5C 1Y2, Canada.

The future performance of the Company will depend on its new management and the operations of the New Sona. The disclosures in this Report for the fiscal year ended March 31, 2005 ("Fiscal 2005") will be only of historical interest, as future financial statements will be those of Sona and New Sona. This Report, except where otherwise indicated, is limited to the operations of the Company in Fiscal 2005. A description of Sona's business is included at the end of Item 1 of this Report.

Item 1.    Business.

General

PerfectData Corporation (the "Company") was incorporated in the State of California on June 8, 1976. On November 29, 2004, having obtained shareholder approval therefor, the Company reincorporated in the State of Delaware. See the subsection captioned "Reincorporation in Delaware" in this Part I to this Report for additional information as to this reincorporation. The Company was originally founded in 1976 by a group of engineers and data processing professionals to design and manufacture a proprietary line of magnetic media maintenance equipment - disk pack cleaners and inspectors. This line of equipment, which has long since been discontinued, was originally sold to Original Equipment Manufacturers (OEMs) such as Burroughs Corporation (now Unisys Corporation), DEC (Digital Equipment Corporation), NCR Corporation and 3M Corporation.

With the evolution of the computer work environment from the sterile, climate-controlled surroundings of a clean room to the mainstream office and home environments, simple preventative maintenance became a key element in maintaining equipment efficiency and personal productivity. The Company's cleaning and maintenance products were designed to address the needs of the end users of computers and office automation equipment and by maintenance organizations as part of preventative maintenance programs to reduce equipment "down time" and service costs and to increase product life.

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

From November 1, 2003 until May 31, 2004, Spray, pursuant to the APA, acted as a manager for the fulfillment of orders from the Company's customers. As compensation for Spray's services, Spray received a fee of 7½% of net sales. As a result of the management arrangement with Spray, the Company moved to a smaller facility and reduced its staff, thereby reducing its ongoing overhead expenses.

Because the Company's largest customer had threatened to seek another supplier because of the other supplier's offer of lower prices, and because the long delay in closing the transaction caused uncertainty for customers and Spray, the Company and Spray agreed in principle, and subsequently finalized the agreement in writing by the Second Amendment dated as of August 12, 2004, to the following revisions to the APA: (1) effective June 1, 2004, Spray assumed full responsibility for all of the Company's customers in order to prevent possible losses of customer business; (2) the payment of $100,000 was reduced to $80,000; and (3) the Company was granted the right to put the assets to Spray for the purchase price on the earlier of (a) September 30, 2004 or (b) the Company receiving shareholder consent to the sale to Spray. The put was never exercised.

On November 29, 2004, the Company received consents from the holders of record of 3,440,725 shares of its then Common Stock, no par value (the "Company Common Stock"), representing 55.4% of the 6,209,530 shares of the Company Common Stock outstanding on October 21, 2004 (the "Record Date"), which had been set as the record date pursuant to Section 701(b)(2) of the California General Corporation Law for the solicitation of consents, to the sale of its business operations to Spray and the reincorporation described in the subsection captioned "Reincorporation in Delaware" in this Item 1 of this Report. On November 30, 2004, the Company sold the business operations to Spray pursuant to the amended APA. A copy of the original APA is filed (by incorporation by reference) as Exhibit 10.1 to this Report, a copy of the First Amendment is filed (by incorporation by reference) as Exhibit 10.2 to this Report and a copy of the Second Amendment is filed (by incorporation by reference) as Exhibit 10.3 to this Report and the APA as amended by the First Amendment and the Second Amendment are incorporated herein by this reference.

The operating assets transferred to Spray on November 30, 2004 were the Company's inventories of finished goods, raw materials and work in progress; books and records, including customer and supplier lists and other data relating to the operating business; the trade name "PerfectData Corporation" and all other names used in the business; the goodwill relating to the business; accounts receivable as to which the parties agree; all of the Company's machinery and equipment, office furniture, computer equipment and supplies (except what the Company is using in its office); and all of the Company's intellectual property rights. The Company did not transfer to Spray any of its cash or cash equivalents as part of the transaction.

There was no material relationship, other than in respect of the transaction, between Spray and the Company or any of its affiliates, or any director or officer of the Company, or any associate of any director or officer of the Company.

Pursuant to the APA as amended, the purchase price for the assets to be sold to Spray was to be (1) the sum of (a) collectible accounts receivable (which were $217,475), (b) inventory (which was $39,977) and (c) $80,000 less (2) trade payables assumed by Spray. Because Spray had been operating the business for a six-month period between June 1, 2004 and the closing date of November 30, 2004, all of the trade payables to be assumed by Spray had instead become amounts which the Company owed to Spray. In addition, the Company had withheld sums from payments otherwise due Spray and paid $1,493.54 in commissions on behalf of Spray. The parties, accordingly, at the closing, agreed that, because the amounts due Spray unrelated to the closing more than offset the purchase price due the Company, no cash need be paid to the Company.

Reincorporation in Delaware

On November 29, 2004, the Company also received consents from the holders of record of 3,438,445 shares of the Company Common Stock, representing 55.37% of the 6,209,530 shares of the Company Common Stock outstanding on the Record Date, consenting to the reincorporation of the Company, which had been incorporated under the laws of the State of California, as a Delaware corporation. On November 29, 2004, the reincorporation was effected by the merger (the "Reincorporation Merger") of the Company with and into its wholly-owned subsidiary, PerfectData (Delaware) Inc. ("PerfectData Delaware"), which subsidiary had been incorporated on November 5, 2004 under the laws of the State of Delaware, and the name of PerfectData Delaware was, simultaneously with consummation of the Merger, changed to PerfectData Corporation. A copy of the Agreement and Plan of Merger dated as of November 29, 2004 relating to the Reincorporation Merger is filed (by incorporation by reference) as Exhibit 2.2 to this Report and is incorporated herein by this reference. As a result of the Merger, each share of the Company Common Stock automatically was converted into one share of the Common Stock, $.01 par value (the "Common Stock"), of PerfectData Delaware.

The following description of the Company's operations in this Item 1 of this Report relates to the pre-June 2004 operations:

The Industry

The Company's products were sold in the computer and office equipment accessories and supplies market. This market targeted small, medium and large sized businesses as well as the home environment. This market was serviced mainly by office product catalogs, office superstores, mass merchants, consumer electronics retailers, warehouse clubs and computer superstores. The Company had been organized to service all of these distribution channels.

Products

Prior to November 1, 2003, when management of order fulfillment was assumed by Spray, the Company had designed, assembled and/or packaged all of its cleaning and maintenance products that it marketed and distributed. The Company had sub-contracted for its components from a variety of established suppliers and manufacturers.

The consumable cleaning and preventative maintenance products were for home, office and computer environments. These products were designed to eliminate or minimize contamination in and around computer and office automation equipment. Use of the Company's products on a regular basis reduced equipment downtime and the need for unnecessary service and repairs.

The Company's principal product was the PerfectDuster EcoDuster line of compressed gas dusters. This product was offered in a variety of formulations to meet competitive pressures and buyer demands. All of these dusters were 100% CFC free and contained no ozone depleting chemicals that could damage the ozone layer in the earth's upper atmosphere. Other products that the Company sold were CD and tape drive cleaners, CD player cleaners, static control products, laser and inkjet printer cleaners, fax and copy machine cleaners, and a variety of premoistened cleaning wipes for specific equipment.

Marketing

Customers. The Company's products were sold primarily through retail distribution under the Company's "PerfectData" trademark. The retail distribution channel was comprised of office product catalogs, office product distributors and dealers, stationery and computer retail stores and large warehouse/superstore type accounts.

While the Company sold products to more than 120 customers in the United States, Canada and other countries during the fiscal year ended March 31, 2004 ("Fiscal 2004"), approximately 94% of the Company's net sales were accounted for by its 10 largest customers. Two customers accounted for 71% and 13%, respectively, of total sales. Sales to these customers were made pursuant to specific purchase orders and neither customer was obligated to purchase the Company's products under any other agreement. The loss of either or both of these customers would have had an adverse effect on the Company's business. No other customer accounted for more than 10% of the Company's net sales in Fiscal 2004.

Sales Organization.

Domestic Sales.    Sales of products under the Company's registered trademark "PerfectData" were made by independent manufacturers' representative groups, dealers and large distributors. Sales of the Company's products to Original Equipment Manufacturers under private label arrangements were handled by Company sales personnel located in California and, on a selected basis, by certain assigned independent manufacturers' representatives. Agreements between the Company and manufacturers' representatives or distributors could have been terminated on short notice by either party.

International Sales.    Sales of the Company's products worldwide had been handled by the Company's sales personnel located in California through international distributors and customers. The Company had no agreements with foreign distributors.

Customer Service and Support.    In order to enhance customer service, training, field support and technical support, the Company had a toll free 800 phone number.

All products were sold with a "return to manufacturer" warranty for replacement of damaged or defective goods only. Products were warranted for 90 days from the date of purchase. Dealers and distributors were required to perform this replacement service on behalf of the Company. Costs incurred annually by the Company for product warranties were insignificant.

Competition

The Company believes that neither it nor any of its competitors ever had a dominant position in the cleaning and maintenance market. There were many competitors in this market and some of these competitors were substantially larger in size and had greater financial resources than the Company. The Company believes that the effectiveness, quality, service and the price competitiveness of its products, along with its marketing efforts and programs, product selection and responsiveness to accounts' needs, were the principal basis on which it was able to compete in this market.

Materials and Supplies

The nature of the raw materials used in the Company's products was various chemicals, metals, plastics and paper goods. The Company assembled and/or packaged its products in the United States from materials and supplies purchased primarily from domestic vendors and sub-contractors. Some of the assembled component parts were manufactured by vendors located in the Far East because it was more cost effective to obtain goods and fabrication expertise at significantly reduced costs when compared with purchasing the same goods domestically.

The Company believes that its established relationships with its vendors and suppliers were in good order. The Company did not experience any significant production delays or loss of revenue due to the lack of parts or material shortages. The Company, as a matter of standard business procedures, regularly reviewed its vendor relationships and searched for new sources and ways to produce its products both domestically and internationally with the improvement of quality, delivery or lowered cost of goods as its goals.

The Company does not believe that federal, state and local provisions which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, had any material effect on its capital expenditures, its potential earnings or its then competitive position.

Employees

At March 31, 2005, the Company employed three persons, all of whom were engaged in general management and administration, one on a part-time basis. The Company believes that its relations with its employees were good. The Company never had a work stoppage and none of its employees were represented by a labor union.

Terminated Acquisitions

During the four fiscal years preceding the consummation of the Merger (see the section "Reverse Merger Transactions" preceding Item 1 to this Report), the Company had been seeking acquisitions which were not related to its historical business described above in this Item 1. The Board was of the opinion that profitability on a continuous basis would not be achieved absent an acquisition of a new business or businesses and/or a new product. The Board was of this opinion despite its efforts to reduce the Company's expenses and to increase sales from the Company's product line, both of which results were achieved to some degree. The directors reviewed numerous proposals, of which the three described in the ensuing three paragraphs were the most significant.

From October 2001 to February 2002, the Company was engaged in negotiations pursuant to which the shareholders of GraphCo Technologies, Inc. ("GraphCo") would acquire a majority interest in, and control of the Board. GraphCo was a technologies, software and systems development company providing advanced security solutions for biometric identification, secure access, surveillance and secure law enforcement incident management. The negotiations were mutually terminated on February 19, 2002.

In August and September 2002, the Company was engaged in negotiations with another privately-held company, with annual revenues approximating $100 million, pursuant to which the stockholders of that company would acquire a majority interest in, and control of the Board. Just as the parties were prepared to execute a definitive merger agreement, the other company received an offer from another very large public company and negotiations were terminated in late September 2002.

On July 2, 2003, the Company entered into an Agreement and Plan of Merger and Reorganization, (the "SuperCom Merger Agreement") and related agreements with SuperCom, Ltd. ("SuperCom"), an Israeli corporation, culminating the negotiations which had begun in April 2003. SuperCom was engaged in the research, development and marketing of advanced technologies and products for government secured ID projects and smart card production technology. On October 24, 2003, the Company filed a Registration Statement on Form S-4, File No. 333-109933 (the "Registration Statement"), in order to make available a joint proxy statement for use by the Company and SuperCom to solicit approvals of the transaction from their respective shareholders and prospectus for the Company to offer shares of the Common Stock to the SuperCom shareholders if the proposed transaction were approved and consummated. If the transaction had been consummated, the SuperCom shareholders would have received approximately 78% of the outstanding shares, subject to adjustment upward depending on the Company's Final Net Available Cash (as defined) at the closing, and three of the five directors would have been designees of SuperCom. When it became obvious to both parties that, in order for the Registration Statement to become effective, SuperCom would at a minimum, be required to include audited financial statements for its fiscal year which ended December 31, 2003, thereby further delaying closing of the transaction as to which negotiations had begun in April 2003 and which the parties initially hoped to close by October 2003, the Merger Agreement was terminated after discussions as to alternatives. From the perspective of the Company's directors, continuation of the transaction would have required the Company to incur additional expenses, thereby further reducing its Net Available Cash and resulting in further dilution to its shareholders absent SuperCom agreeing to change the dilution formula, and with no certainty as to when there would be a closing.

Sona Mobile

As discussed above under the heading "Reverse Merger Transaction", on April 19, 2005, Sona Mobile merged with and into the Company's newly formed wholly owned subsidiary, which then changed its name to Sona Mobile. Sona develops and markets real-time data applications for mobile devices that allow users to execute secure transactions, view streaming data and entertainment and exchange data with corporate systems. Sona's wireless application's are designed to enable enterprise employees to access and interact with corporate databases from remote locations through handheld devices.

Sona has initially focused its marketing efforts on two vertical markets – finance and entertainment – as well as the broad horizontal market referred to as corporate solutions. For the financial services industry, Sona develops and builds mobile applications that allow executives to monitor their portfolio in a real-time environment, access various critical programs and exchange of information with these programs, monitor live news broadcasts and execute trades. For the entertainment industry, Sona develops and builds mobile applications that allow its customers to access and view real-time live TV and on-demand video, news and music content on their handheld devices. Finally, for the general corporate market, Sona develops and builds solutions that mobilize technical support and sales applications.

Sona was incorporated in 2000 and currently has offices in Toronto, New York and London.

Item 2.    Properties.

The Company leases office space on a month-to-month basis. The Company initially leased the office space for a six-month term effective October 15, 2003 and subsequently for an additional six-month term that expired October 15, 2004. The Company had previously leased a 24,500 square foot facility under an operating lease which expired June 20, 2003. The Company continued to occupy that facility, along with a subtenant to whom the Company sublet warehouse space, on a month-to-month basis until October 31, 2003. As a result of the management arrangement with Spray, the Company moved to the smaller facility.

Item 3.    Legal Proceedings.

As of March 31, 2005, there were no material pending legal proceedings to which the Company was a party or of which any of its property was the subject.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of Fiscal 2005 (i.e., the period from January 1 to March 31, 2005) to a vote by security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for the Common Equity Related
  Stockholder Matters and Small Business Purchases of Equity Securities.

Market Information

During Fiscal 2005 and 2004, the Common Stock of the Company was listed on the OTC Bulletin Board under the symbol PERF. Prior to April 17, 2003, the Common Stock was traded on the Nasdaq SmallCap Market. The following table sets forth the range of high and low sales prices per share of the Common Stock for the indicated quarters of Fiscal 2005 and Fiscal 2004:

	Sales Price
	High	Low
2005
First Quarter	$.85	$.40
Second Quarter	$.83	$.33
Third Quarter	$.79	$.37
Fourth Quarter	$1.55	$.75

2004
First Quarter	$1.29	$.25
Second Quarter	$1.35	$.95
Third Quarter	$1.24	$.85
Fourth Quarter	$1.10	$.46

Holders

The approximate number of shareholders at March 31, 2005 was 1,700 determined by security position listings.

Dividends

Because of its losses from operations, the Company has not paid any cash dividends on the Common Stock and, until profitability is restored, as to which and when there can be no assurance, the Company does not intend to pay any cash dividends.

Item 6.    Management's Discussion and Analysis.

The ensuing discussion does not, unless otherwise specifically stated, give any effect to the Merger and the potential impact of the Sona operations. See the section captioned "Reverse Merger Transaction" preceding Item 1 to this Annual Report.

Critical Accounting Policies

Management believes that the following discussion addresses the Company's most critical accounting policies, prior to the sale to Spray on November 30, 2004, which was most important to the portrayal of the Company's financial condition and results, and required the most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that were inherently uncertain. Prior to November 1, 2003, the date on which Spray assumed responsibility for fulfillment of customer orders, management also included a discussion of its evaluation of inventory as a critical accounting policy on an on-going basis.

Allowance for Doubtful Accounts:

The Company evaluated the collectibility of its accounts receivable and provided an allowance for estimated losses that may result from customers' inability to pay. The amount of the reserve was determined by analyzing known uncollectible accounts, aged receivables and customers' credit-worthiness. Amounts later determined and specifically identified to be uncollectible were written off against the allowance.

Revenue Recognition:

Until June 1, 2004 the Company had recognized revenue on a gross basis when products were shipped and the customers took ownership and assumed risk of loss, collection of relevant receivables was probable, pervasive evidence of an arrangement existed and the sales price was fixed or determinable. As a result of the provisions to the APA with Spray, the Company no longer met the criteria necessary to recognize revenue as a principal and instead recognized revenue net as an agent. Effective with the sale of the operating assets to Spray on November 30, 2004, the Company had no operations.

Results of Operations

Net sales for Fiscal 2005 were $326,000 as compared to net sales of $2,680,000 for Fiscal 2004. See "Revenue Recognition" above for an explanation of the decrease in sales in fiscal 2005. All the net sales in Fiscal 2005 and Fiscal 2004 related to discontinued operations.

Selling, general and administrative expenses ("Expenses") for Fiscal 2005 and Fiscal 2004 were $970,000 and $933,000, respectively. The increase in Expenses in Fiscal 2005 directly related to compensation expense of $180,000 related to the 150,000 shares of Common Stock issued to JDK Associates, Inc. ("JDK") for termination of a consulting agreement. In Fiscal 2004, the Company recorded compensation expense of $51,500 related to the 50,000 shares of Common Stock issued to the then Chairman of the Audit Committee for his services as such. The increase in Expenses in Fiscal 2005 was partially offset by a reduction in salary and related taxes. The Chief Executive Officer reduced his annual salary effective April 2004, and agreed to waive his salary effective January 2005.

Other Income for Fiscal 2005 and Fiscal 2004 was primarily dividend income of $21,000 and $17,000, respectively.

Income from discontinued operations for Fiscal 2005 and Fiscal 2004 was $56,000 and $359,000, respectively. The income in Fiscal 2005 was sales of $326,000, less cost of goods sold ("Costs") of $252,000, Expenses of $98,000, plus the income of $80,000 pursuant to the APA with Spray. The income in Fiscal 2004 was sales of $2,680,000, less Costs of $1,777,000, and Expenses of $544,000. The decline in sales and Costs in Fiscal 2005 is due to the fact that, effective June 1, 2004, the Company did not report any revenues, as described in "Revenue Recognition". The decrease in Expenses in Fiscal 2005 was related to (1) the Company transferring its order fulfillment to Spray on November 1, 2003 and relocating to a smaller facility enabling the Company to reduce facility expenses as well as reduce its labor force; and (2) Spray assuming full responsibility for all the Company's customers on June 1, 2004, resulting in a further reduction in Expenses related to freight, sales representative commissions and customer rebates.

The increased net loss in Fiscal 2005 directly related to the increase in Expenses from continuing operations and the decrease in income from discontinued operations, as described above.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased $636,000 in Fiscal 2005. The decrease resulted from cash used in continuing operating activities of $698,000, partially offset by cash provided by discontinued operating activities of $62,000.

The Company had a current ratio of better than 3 to1 at fiscal year end and no long-term debt.

As a result of the continuing negative cash flows from operations, the Company depended on the proceeds from its March 2000 private placement in order to meet its payable requirements. On March 31, 2000, certain investors purchased shares of the Common Stock at $2.25 per share. The net proceeds approximated $2,895,000. Because all of such funds were not required for operations, the funds deemed excess were invested in a working capital management account with Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). As reported in Note 3 to the Financial Statements in this Report, as of March 31, 2005, the Company had approximately $1,267,000 of cash equivalents in two financial institutions, which exposed the Company to a concentration of credit risk. The Company had, as of that date, approximately $1,256,000 invested in highly liquid money market instruments with Merrill Lynch, which are not federally insured. The remaining $11,000 was deposited at a bank, which is federally insured up to $100,000.

The Board believed, as of March 31, 2005, that, as a result of the cash described in the preceding paragraph, the Company's working capital was adequate to fund its requirements for its fiscal year ending March 31, 2006 without giving effect to the Merger.

At March 31, 2005, the Company had net operating loss and general business tax credit carry forwards for income tax purposes of approximately $6,373,000 and $12,000, respectively, available to reduce future potential Federal income taxes. As a result of the Merger, the utilization of these loss tax credit carry forwards will be limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

Item 7.    Financial Statements.

The financial statements listed on the accompanying Index to Financial Statements on page 24 of this Annual Report are filed as part of this Annual Report.

Item 8.    Changes in and Disagreements on Accounting and Financial Disclosure.

Not applicable.

Item 8A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the Closing Date, the Company had a CEO and a CFO/CAO, constituting all of the then management, and, during the reporting period, four employees to conduct operations. The then CEO and CFO/CAO performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. Because of its small size and limited number of personnel, the Company did not have elaborate written procedures, nor did then management believe that such elaborate written procedures were necessary to ensure accurate reporting in the Company's periodic reports. In making their evaluation, the CEO and CFO/CAO consulted with the Company's then outside counsel. Based on that evaluation, the two officers concluded that the Company's disclosure controls and procedures were adequate and effective, as of March 31, 2005 to ensure that material information relating to the Company would be made known to them by others within the Company. Their evaluation was reported to Bryan Maizlish, the sole remaining member of the Audit Committee, in connection with his review of this Annual Report prior to its filing.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls since the date of their evaluation in the fourth quarter and prior to the Merger.

Item 8B.    Other Information.

Not applicable.

PART III

Item 9.    Directors and Executive Officers of the Registrant.

Directors and Executive Officers

The following table contains certain information relating to the directors and executive officers of the Company as of March 31, 2005:

Name	Age	Position
Harris A. Shapiro	69	Chief Executive Officer, Director and Chairman of the Board
Bryan Maizlish	43	Director
Timothy D. Morgan	50	Director
Tracie Savage	42	Director
Corey P. Schlossmann	49	Director
Irene J. Marino	60	Vice President Finance, Chief Financial Officer and Corporate Secretary

As a result of the Merger, on April 19, 2005, Messrs. Shapiro, Morgan and Schlossmann and Ms. Savage resigned as directors of the Company and Mr. Shapiro resigned as Chairman of the Board and Chief Executive Officer. Mr. Maizlish is continuing as a director and, on interim basis, Ms. Marino is continuing in the above officerships except as Secretary.

The remaining director of the Company, Bryan Maizlish, appointed three new directors, Shawn Kreloff, John Bush and Nicholas Glinsman, all of whom were directors and officers of Sona, to fill the vacancies resulting from the resignations and the newly constituted Board appointed the following new officers for the Company:

Name	Age	Position
Shawn Kreloff	42	Chairman of the Board
John Bush	41	President, Chief Executive Officer and Director
Nicholas H. Glinsman	44	Secretary and Director
Lance Yu	35	Senior Vice President–Chief Technology Officer

Business History of Pre-Merger Directors and Officers.

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

Bryan Maizlish was elected as a director of the Company on March 31, 2000. Mr. Maizlish joined Lockheed Martin Corporation in August 2000 and has held various managerial positions since then. He is currently serving as the Chief Technology Officer—Program Team in the Integrated Systems and Solutions Division at Lockheed Martin Corporation. From January 1998 to August 2000, he was employed by Magnet Interactive Inc., a private Internet professional services company and its affiliate Noor Group Ltd., a full service Internet solutions and infrastructure provider offering a full range of services from networking, hosting, and Internet service provision to web-based services and entertainment based in Cairo, Egypt, his last position at both companies being Executive Vice President, Chief Strategy Officer and Chief Financial Officer. Prior thereto, he held various managerial and consulting positions for over a decade in the new media and entertainment industries, such as MCA Inc., Gulf Western Corporation and Gene Roddenberry's Norway Corporation.

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

Tracie Savage was elected in July 1995 as a director of the Company. Ms. Savage has been the main news anchor for KFWB Radio in Los Angeles since August 2001. From April 2001 to July 2001, Ms. Savage worked for the Los Angeles television subsidiary of the National Broadcasting Company, Inc. ("NBC"). From March 1994 to March 2001, Ms. Savage was the co-anchor of NBC Channel 4's "Today in L.A.: Weekend". From 1991 to 1994, she was a general assignment reporter for the independent Los Angeles station, KCAL. Ms. Savage has been in broadcast journalism for more than 17 years and has been the recipient of numerous awards and honors in her field.

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

Irene J. Marino originally joined the Company in March 1982 and rejoined the Company in September 1987 after a leave of approximately four months. Ms. Marino was promoted to Manager of Finance and Administration in March 1983 and to Controller and Assistant Secretary in March 1986. Upon rejoining the Company in September 1987, Ms. Marino assumed the position of Controller, Chief Financial Officer and Secretary of the Company. She was appointed Vice President of Finance in August 1989, and has more than 36 years' experience in finance, accounting and administration.

Other Directorships of Pre-Merger Directors

Since October 1999, Corey P. Schlossmann has served as a director of Entrade, Inc., a New York Stock Exchange holding company whose online subsidiaries (including Nationwide Auction Systems of which he is an executive officer as indicated in the second preceding section "Business History of Pre-Merger Directors and Officers") provide auction and asset disposition services to the utility and manufacturing industries, among others.

Business History of New Post-Merger Directors and Officers

Shawn Kreloff was the Chairman of Sona from September 2004 until the Merger. On the Closing Date, he became the Chairman and a director of the Company. He was a founding investor of Insight First, a company that provides analytics software, which was sold to 24/7 Media (Nasdaq: TFSM) in 2003. He was also a founding investor, as well as executive vice president of business development, of Opus360 Corporation, which was acquired by Artemis International Solutions (OTC: AMSI) in 2002. He was a founder of Gray Peak Technologies, Inc., a network consulting firm that provided high end consulting to telecomm, financial and other Fortune 1,000 companies, and served as its Chairman and Chief Executive Officer until it was sold to USWeb (Nasdaq: USWB) in 1998 for over $100 million. From September 2002 to 2003, Mr. Kreloff was executive vice president of sales, marketing and business development of Predictive Systems, Corp., a network infrastructure and security consulting company. Mr. Kreloff is a member of the board of directors and, since September 2004, of the board of directors of Secured Services, Inc., (OTCBB: SSVC.OB). Mr. Kreloff served on the board of directors of Hudson Williams, a computer consulting firm, from 1999 through 2004 when it was acquired by Keynote Systems. (Nasdaq NM: KEYN).

John Bush was the President and Chief Executive Officer of Sona from December 2003 until the Merger. On the Closing Date, he became the President and Chief Executive Officer and a director of the

Company. He has been a senior telecommunications and technology executive for over 17 years. From November 2001 through December 2003, he was self-employed and a private investor. From December 1998 through December 2001, he was Vice President – Enterprise Marketing for Sprint Canada.

Nicholas H. Glinsman was a member of the board of directors of Sona from September 2004 until the Merger and became the Secretary and a director of the Company on the Closing Date. Mr. Glinsman has over 17 years of experience in the financial services industry. Since 2000 Mr. Glinsman has been the Chief Executive Officer of 1 EZcall, LLC, a private investment fund. Since 2001 Mr. Glinsman has been a member of the board of directors of Braven Capital and Mirebella Funds Services, which are also private investment funds. Prior to 2001, he held various senior management positions at Salomon Brothers, Inc. and Merrill Lynch, Pierce & Smith, Inc., including manager of the future sales group for Europe and the Middle East. He also represented the trading floor on the bank's European technology committee.

Lance Yu was the Senior Vice President – Chief Technology Officer of Sona from November 2004 until the Merger. From January 2002 through November 2004, he was the Vice President – Technology of Sona Innovations, which was purchased by Sona from Baldhead Systems, a professional services, web design and business consulting organization based in Toronto, Canada, first as a Senior Project Manager and then as Vice President – Technology.

Except as set forth in Mr. Kreloff's biography above, no other post-Merger director of the Company serves as a director of a company with a class of securities registered pursuant to Section 12 of the Exchange Act, or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Family Relationships

There are no family relationships among the directors and executive officers of the Company pre-Merger or with any of those who became directors and executive officers post-Merger. There are no family relationships among the directors and officers post-Merger.

Audit Committee Financial Expert

During Fiscal 2005, the Board of Directors of the Company determined that Timothy D. Morgan, then Chairman of its Audit Committee, was an "audit committee financial expert" as such term is defined in Item 401 (e) (1) of Regulation S-B and that Mr. Morgan was independent pursuant to Item 401 (e) (1) (ii) of Regulation S-B.

Identification of Audit Committee

During Fiscal 2005, the Company had a separately-designated standing Audit-Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act. As of March 31, 2005, the members were: Timothy D. Morgan (Chairman), Bryan Maizlish and Tracie Savage. As a result of the Merger, a new Audit Committee is expected to be designated because only Mr. Maizlish is a director post-Merger. The Merger Agreement provides that, within three months of the Closing Date, the Company must have three directors that will meet the eligibility requirements imposed by Nasdaq for service on an audit committee of a Nasdaq-listed company. Accordingly, at least two directors, in addition to Mr. Maizlish, must be added.

Nominating Committee

The Company does not have a standing nominating committee or a committee performing similar functions. Because the Board has been seeking, since March 31, 2000 when four of the five directors prior to the Merger took office, to obtain a suitable acquisition candidate which, among other matters, would furnish new directors, the directors did not believe it necessary or appropriate to set up a formal nominating committee nor to adopt a charter for such a committee. However, in its proxy statements, the Company included a statement that, if a stockholder had a recommendation as to a nominee for election as a director, such stockholder should make his, her or its recommendation in writing addressed to Harris

A. Shapiro, as the then Chairman of the Board of the Company, at the Company's address shown in the heading to the proxy statement, giving the business history and other relevant biographical information as to the proposed nominee and the reasons for suggesting such person as a director of the Company, and the Board would then promptly review the recommendation and advise the stockholder of its conclusion and, if a rejection, the reasons therefor. No stockholder ever made a recommendation in response to the Company's statement in its proxy statement.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 furnished to the Company under Rule 16a-3(e) promulgated under the Exchange Act, with respect to Fiscal 2005, the Company is not aware of any director or executive officer of the Company who failed to file on a timely basis, as disclosed in such forms, reports required by Section 16(a) of the Exchange Act during Fiscal 2005.

As of March 31, 2005, i.e., the end of Fiscal 2005, there was no beneficial owners of 10% or more of the Common Stock known to the Company other than Joseph Mazin who was, until July 27, 2000, the President and Chief Executive Officer of the Company and, until March 31, 2000, a director of the Company. Mr. Mazin has advised the Company that he timely filed all reports required by Section 16(a) of the Exchange Act during Fiscal 2005.

Code of Ethics

The Board of Directors of the Company during Fiscal 2005 had determined not to adopt a written code of ethics because the Company (1) had only two executive officers, (2) had agreed to, and subsequently did, sell the Company's current operations to an unaffiliated company which had, since November 1, 2003, been acting as the manager for the fulfillment of orders from the Company's customers and (3) had been actively seeking a suitable acquisition or merger partner for the Company. Instead the Board had counsel to the Company review with the two officers the standards which would have been in a written code of ethics and directed its Audit Committee to monitor closely the conduct of the two officers on at least a quarterly basis, which monitoring the Audit Committee performed.

Item 10.    Executive Compensation.

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to the Company during each of the last three fiscal years by the Company's Chief Executive Officer as of the end of the last fiscal year. No other executive officer of the Company earned in excess of $100,000:

SUMMARY COMPENSATION TABLE

	Annual Compensation		Long-Term Compensation	Other Compensation
Name and Principal Position	Year	Salary	Securities Underlying Options	($)
		($)
Harris A. Shapiro (1)	2005	71,250	25,000	1,750	(2)
Chief Executive Officer and	2004	150,000	—	2,500	(2)
Chairman of the Board	2003	150,000	35,000	2,250	(2)

(1)	The Board designated Mr. Shapiro as the Chief Executive Officer of the Company effective September 2000. The Company and Mr. Shapiro entered into a one-year employment agreement in September 2000 providing for a base annual salary of $150,000. The Board had, from time to time, extended the term of his contract at the same salary. Effective April 1, 2004, the Board amended his contract (a) to a base annual salary of $95,000 and (b) the contract become terminable upon two weeks' prior notice by either party. Effective January 1, 2005, Mr. Shapiro agreed to waive his salary. The employment agreement was terminated effective with the Merger.

(2)	Mr. Shapiro was paid cash compensation for his services as a director in accordance with the fee arrangements for directors as described in the subsection captioned "Directors' Compensation" in this Item 10 to this Report.

Option /SAR Grants in Last Fiscal Year

(1)    2000 Option Plan

In May 2000, the Board of Directors of the Company adopted the Stock Option Plan of 2000 (the "2000 Option Plan"). In October 2000, the shareholders of the Company approved the 2000 Option Plan and ratified options previously granted. The Company registered under the Securities Act of 1933, as amended (the "Securities Act"), the shares issuable upon the exercise of options granted or to be granted pursuant to the 2000 Option Plan in a Registration Statement on Form S-8, File No. 333-51744, filed on December 13, 2000. As a result of this registration under the Securities Act, an optionee who is not an affiliate of the Company may resell the shares of the Common Stock received upon exercise immediately and an optionee who is an affiliate (i.e., a director or an executive officer) may resell pursuant to the exemption of Rule 144 under the Securities Act without compliance with any holding period under paragraph (d) of Rule 144. The 2000 Option Plan provides for the grant of options to purchase shares of the Common Stock to directors, officers, employees and consultants of the Company. Non-qualified stock options may be granted to directors, officers, employees and consultants. Incentive stock options, as such form is defined in Section 422 of the Code, may be granted only to employees. The term of the 2000 Option Plan is for ten years and it provides for the grants of options to purchase an aggregate of 1,925,000 shares of Common Stock. The 2000 Option Plan initially provided for the grants of options to purchase an aggregate of 2,000,000 shares of Common Stock; however, three options to purchase an aggregate of 75,000 shares have been exercised. The 2000 Option Plan was administered by the Board (and not the Compensation Committee) during Fiscal 2005 and prior years.

The 2000 Option Plan, consistent with the provisions of the Code, provides that the exercise price of an incentive stock option shall not be less than the fair market value of Common Stock on the date of grant, except that, if the employee owns stock possessing more than 10% of the total combined voting power of all classes of stock, the exercise price of the option must be at least 110% of the fair market value of Common Stock on the date of grant and the incentive stock option cannot be exercised after five years from the date of grant. No stock option granted has, and no option to be granted under the 2000 Option Plan may have, a term in excess of ten years. The exercise price of a non-statutory or nonqualified option may be less than the fair market value on the date of grant.

The number of shares subject to an outstanding option and the exercise price thereof are subject to adjustment in the event of a stock dividend, stock split, reorganization, recapitalization, combination of shares, change in corporate structure or similar events. No fractional shares will be issued upon exercise and the Company has no obligation to pay for such fractional share.

Options granted to date were not exercisable during the first year after the date of grant and thereafter became exercisable in annual installments of 25% each. Although the 2000 Option Plan permits some options to be granted to employees to have performance goals as the condition precedent to becoming exercisable, no option granted to date has such provision.

Options granted under the 2000 Option Plan are non-transferable and not immediately exercisable. However, as a result of the consummation of the Merger, all outstanding options became immediately exercisable, even if not already exercisable, and their expiration date became April 19, 2008.

The provisions described in this paragraph are applicable to future options: If the optionee's employment will terminate for any reason other than his or her death or disability, he or she may, for a period of up to three months, exercise the option to the extent exercisable upon the date of termination. If the optionee's employment terminates because of his or her total and permanent disability (as defined in the Code), the optionee will have 12 months within which he or she can exercise the stock option to the extent it was exercisable on the date of termination. In the event of other disability causing termination, the optionee may have six months (three months in the event the optionee wants continuous treatment of the stock option as an incentive stock option) to exercise the stock option to the extent exercisable upon the date of termination. If the optionee dies, his estate may exercise the stock option to the extent exercisable upon the date of death of the optionee, whether it occurred during the initial term or during the three, six or 12-month periods described in the three preceding sentences. In no event may a stock option be exercised beyond its original expiration date. Similar provisions are applicable to optionees who are not employees.

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

At March 31, 2005, options covering a total of 314,000 shares of the Common Stock were outstanding under the 2000 Option Plan at a weighted average exercise price of $0.92 per share. As indicated above, options to purchase 75,000 shares were subsequently exercised.

(2)    Activity in Fiscal 2005

During Fiscal 2005, each of the five directors, including Harris A. Shapiro, the Chief Executive Officer of the Company was granted a stock option for 25,000 shares of Common Stock.

During Fiscal 2005, an option for 10,000 shares of Common Stock was granted to an executive officer of the Company.

During Fiscal 2005, options covering an aggregate of 4,500 shares of Common Stock expired.

The Company has never granted any stock appreciation rights (SARs).

Option, Grants, Exercises and Values

The following table provides certain summary information concerning the granting of options during Fiscal 2005 to the Chief Executive Officer who is the sole executive officer named in the Summary Compensation Table:

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price per Share ($)	Expiration Date
Harris A. Shapiro	25,000	71%	0.52	6/09/14

The following table provides certain summary information concerning the exercise of options during Fiscal 2005 and unexercisable options held as of the end of Fiscal 2005 by the Chief Executive Officer who is the sole executive officer named in the Summary Compensation Table:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Options Held at Fiscal Year End (#)		Value of Unexercised In-the- Money Options at FY-End (2) ($)
					Exercisable	Unexercisable
Harris A. Shapiro	—	—	60,000	(1)	6,666	25,334

(1)	As of March 31, 2005, options were exercisable to purchase 23,332 shares.

(2)	Such value is based upon the market value of the Common Stock as of March 31, 2005, less the exercise price payable per share under such options. An option for 10,000 shares has been excluded because the market value was less than the exercise price.

Directors' Compensation

During Fiscal 2005, each of the five directors of the Company was granted a stock option under the 2000 Option Plan for 25,000 shares of the Common Stock. In addition, each director was eligible to receive $500.00 for each meeting attended in person, plus reimbursement for out-of-pocket expenses, and $250.00 for each meeting attended telephonically.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table sets forth, as of April 19, 2005, certain information with respect to all stockholders known by the Company to be beneficial owners of more than 5% of its outstanding shares of the Common Stock, the Chief Executive Officer of the Company (being the sole executive officer named in the Summary Compensation Table in Item 10 to this Report), all directors and all officers and directors of the Company as a group. The ownership information was furnished to the Company by the person or entity and reflects the ownership by PerfectData stockholders prior to giving effect to the changes in officers and directors and the issuance of shares of the Series A Preferred Stock to the former Sona shareholders as a result of the Merger.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Joseph Mazin c/o Flamemaster Corporation 11120 Sherman Way Sun Valley, CA 91252	788,997(2)	11.98%
StarBiz Corporation 11120 Sherman Way Sun Valley, CA 91252	537,997(2)	8.17%
William B. Wachtel, c/o Wachtel & Masyr, LLP 110 East 59th Street New York, NY 10022	727,873(3)	11.05%
Harris A. Shapiro (4) c/o PerfectData Corporation 1445 East Los Angeles Avenue Simi Valley, CA 93065	344,500(5)	5.18%
Bryan Maizlish (6) 9705 Conestoga Way Potomac, MD 20854	64,256(7)	less than 1%
Timothy D. Morgan (8) 11734 Gladstone Circle Fountain Valley, CA 92708	65,456(7)	less than 1%
Tracie Savage (8) 6212 Banner Avenue Los Angeles, CA 90038	74,556(9)	1.12%
Corey P. Schlossmann (8) 19654-A Roscoe Blvd. Northridge, CA 91324	264,759 (10)	4.01%
All directors and officers as a group (6 in number)	829,343(11)	12.14%

(1)	The percentages computed in the table are based upon 6,584,530 shares of Common Stock which were outstanding as of April 19, 2005 prior to the issuance of shares of the Series A Preferred Stock to the former Sona shareholders as a result of the Merger. Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares issuable upon the exercise of options currently exercisable as a result of giving effect to the Merger. Effect is also given to 150,000 shares issued subsequent to April 19, 2005 to Wachtel & Masyr, LLP in lieu of certain legal fees. See Note (3) to this table.

(2)	The shares of Common Stock reported in the table include (a) 537,997 shares owned by StarBiz Corporation, or "StarBiz", for which Mr. Mazin has voting power as the President, Chairman and Chief Executive Officer of StarBiz; (b) 36,000 shares owned by the Flamemaster Corporation Employees' Profit Sharing Plan for which Mr. Mazin is the fiduciary; and (c) 23,000 shares owned by Altius Investment Corporation ("Altius") for which Mr. Mazin has shared voting power as Chairman of the Board of Altius. Certain of the shares reported in the table are owned by Donna Mazin, his wife, or as to which shares she shares dispositive and voting powers with Mr. Mazin.

(3)	The Shares reported in the table reflect (1) 427,873 shares (the "Trust Shares") held by William B. Wachtel as the Trustee of Digital Trust, (2) 150,000 shares (the "Firm Shares") held by Wachtel & Masyr, LLP, counsel to the Company in which law firm Mr. Wachtel is a managing partner. Such law firm received the Firm Shares in lieu of certain legal fees due or to become due from the Company, and (3) 150,000 shares (the "JDK Shares") held by EuroAmerican Corporation, a Delaware corporation ("EuroAmerican"), in which stockholder Mr. Wachtel is the sole director, officer and stockholder. EuroAmerican received the JDK Shares as the designee of JDK in extinguishment of indebtedness owed to it by JDK and its principal shareholder. JDK received the JDK Shares from the Company in February 2005 as consideration for its agreeing to cancellation of the Consulting Agreement dated January 20, 2000. Mr. Wachtel as the Trustee of the Digital Trust has, under the trust agreement, sole voting and investment power with respect to the Trust Shares reported in the table. Harris A. Shapiro, the Chairman of the Board, Chief Executive Officer and a director of the Company pre-Merger, was the settler of the Digital Trust and made an irrevocable grant to it of the assets which the Digital Trust used to effect the purchase of the Trust Shares. The beneficiaries of the Digital Trust are Mr. Shapiro's children and grandchildren who survive him, although the Trustee, in his absolute discretion, may pay or apply yearly income or the principal of the Trust to any beneficiary. Because he made an irrevocable grant and has no voting or investment power with respect to the Trust Shares, Mr. Shapiro is not the beneficial owner of the Trust Shares reported in the table as being owned of record by the Digital Trust and beneficially by the Trustee. Mr. Wachtel is deemed the beneficial owner of the Firm Shares because he has sole voting power with respect thereto. The table does not give effect to 5,263 shares of the Company's Series A Preferred Stock (convertible into 253,216 shares of the Common Stock) issuable to EuroAmerican as a former Sona shareholder upon the Merger.

(4)	Mr. Shapiro was the Chairman of the Board, the Chief Executive Officer and a director of the Company on April 19, 2005 prior to the Merger.

(5)	The shares of the Common Stock reported in the table reflect (a) 284,500 shares owned by Millennium Capital Corporation ("Millennium"), for which Mr. Shapiro has voting power as its President; (b) 10,000 shares issuable upon the exercise of an option expiring June 19, 2012 under the 2000 Option Plan (c) 25,000 shares issuable upon the exercise of an option expiring September 25, 2012 under the 2000 Option Plan; and (d) 25,000 shares issuable upon the exercise of a an option expiring June 9, 2014 under the 2000 Option Plan. As a result of the Merger, the expiration date of all three options became April 19, 2008.

(6)	A director of the Company both before and after the Merger.

(7)	The shares of Common Stock reported in the table include (a) 10,000 shares issuable upon the exercise of an option expiring June 19, 2012 under the 2000 Option Plan; (b) 25,000 shares issuable upon the exercise of an option expiring September 25, 2012 under the 2000 Option Plan; and (c) 25,000 shares issuable upon the exercise of an option expiring June 9, 2014 under the 2000 Option Plan. As a result of the Merger, the expiration date of all three options became April 19, 2008.

(8)	A director of the Company who resigned as a result of the Merger.

(9)	The shares of Common Stock reported in the table include (a) 10,000 shares issuable upon the exercise of an option expiring July 20, 2005 under the Company's 1985 Stock Option Plan; (b) 10,000 shares issuable upon the exercise of an option expiring June 19, 2012 under the 2000 Option Plan; and (c) 25,000 shares issuable upon the exercise of an option expiring September 25, 2012 under the 2000 Option Plan. As a result of the Merger, the expiration date of all three options became April 19, 2008.

(10)	The shares of the Common Stock reported in the table include 10,000 shares issuable upon the exercise of an option expiring June 19, 2012 under the 2000 Option Plan. As a result of the Merger, the expiration date of this option became April 19, 2008.

(11)	The shares of the Common Stock reported in the table include (a) those shares indicated in the text to Notes 5, 7, 9 and 10; (b) 2,500 shares issuable to an executive officer upon the exercise of an option expiring October 30, 2011 under the 2000 Option Plan; and (c) 10,000 shares issuable to the same executive officer upon the exercise of an option expiring June 9, 2014 under the 2000 Option Plan. As a result of the Merger, the expiration date of these two options became April 19, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of March 31, 2005, certain summary information with respect to compensation plans under which shares of the Common Stock are authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
	(a)	(b)		(c)
Equity compensation plans approved by security holders	324,000	$	..93	1,686,000
Equity compensation plans not approved by security holders (1)	—		—	76,000
Total	324,000	$	..93	1,762,000

(1)	The only plan not approved by the Company's stockholders as to which shares may be issued as of March 31, 2005 was: In April 1999, the Board of Directors authorized a reserve of 100,000 shares of the Common Stock for granting of warrants and options. Said warrants and options were to be sold for a price of five cents per share and would have an exercise price of $1.56 per share. The term was to be three years from date of issuance. This plan was cancelled by the Board of Directors effective April 18, 2005.

Item 12.    Certain Relationships and Related Transactions.

None.

Item 13.    Exhibits.

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of March 7, 2005 by and among PerfectData Corporation, PerfectData Acquisition Corporation and Sona Mobile, Inc. (without disclosure schedules or exhibits) (1)
2.2	Agreement and Plan of Merger dated as of November 29, 2004 by and between PerfectData Corporation, a California corporation, and PerfectData (Delaware) Inc. (2)
3.1(i)	Articles of Incorporation as amended to date (3)
3.2(ii)	Bylaws as amended to date (3)
4.1	Certificate of Designations of Series A Convertible Preferred Stock (4)
4.2	Excerpts from Certificate of Incorporation (Exhibit 3.1(i)) defining rights of holders of equity securities (4)
10.1	Asset Purchase Agreement entered into as of October 3, 2003 by and between PerfectData Corporation and Spray Products Corporation (5)
10.2	First Amendment, dated as of February 26, 2004 to the Asset Purchase Agreement, dated as of October 3, 2003, filed as Exhibit 10.1 (6)
10.3	Second Amendment, dated as of August 12, 2004, to the Asset Purchase Agreement, dated as of October 3, 2003, filed as Exhibit 10.1 (7)

Exhibit No.	Description of Exhibit
10.4	Addendum to Lease Agreement and Standard Commercial Lease dated September 24, 2003 between Albert and Helen LaMonte, as landlords, and the Company, as tenant (6)
10.5	Stock Option Plan of 2000 of the Company (8)
10.6	Forms of Stock Option Agreements (9)
10.7	1985 Employee Stock Option Plan (10)
10.8	Form of Non-Qualified Stock Option Agreement (10)
10.9	Stock Purchase Agreement dated January 20, 2000 by and among PerfectData Corporation, Millennium Capital Corporation ("Millennium"), JDK Associates, Inc. ("JDK") and other Buyers (11)
10.10	Letter Agreement dated January 20, 2000 by and among PerfectData Corporation, Millennium and JDK (12)
10.11	Amendment dated as of February 14, 2005 to the Letter Agreement dated January 20, 2000 filed as Exhibit 10.10 by and among PerfectData Corporation, Millennium, Harris A. Shapiro, JDK and Joseph D. Kowal. (4)
10.12	Employment Agreement dated September 1, 2000 by and between PerfectData Corporation and Harris Shapiro (13)
10.13	Form of Representative Agreement between the PerfectData Corporation and its Representatives (14)
10.14	Form and Standard Exclusive Distributor Agreement between PerfectData Corporation and its Distributors (14)
10.15	Standard Industrial Lease dated August 26, 1991, between Wayne Mertes, Mamie Mertes, Mike Butler and Sarah Butler, as lessor, and PerfectData Corporation, as lessee (15)
10.16	Agreement and Plan of Merger and Reorganization, dated as of July 2, 2003 by and among PerfectData Corporation, SuperCom Ltd. And SuperCom Merger Sub. Ltd. (without disclosure schedules or exhibits) (16)
21	Subsidiaries (4)
23	Consent of Independent Registered Public Accounting Firm (4)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (4)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (4)
32	Certification Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code (4)

(1)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 11, 2005.

(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed on December 3, 2004.

(3)	Incorporated by reference to the Company's definitive Consent Solicitation Statement dated October 26, 2004 as filed on November 1, 2004.

(4)	Filed or, in the case of Exhibit 32, furnished herewith.

(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 8, 2003.

(6)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004.

(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(8)	Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 2000.

(9)	The four forms of stock option agreements used under the Stock Option Plan of 2000 are filed as Exhibits 4(d)(1) to 4(d)(4), both inclusive, to the Company's Registration Statement on Form S-8, File No. 333-51774, and are incorporated herein by this reference.

(10)	Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1985.

(11)	Incorporated by reference to the Company's definitive Proxy Statement dated March 10, 2000 filed on March 14, 2000.

(12)	Incorporated by reference to the Company's Form 8-K dated March 31, 2000 filed April 14, 2000.

(13)	Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 2001.

(14)	Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1987.

(15)	Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1992.

(16)	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 9, 2003.

Item 14.    Principal Accountant Fees and Services.

Audit Fees

Singer Lewak Greenbaum & Goldstein, LLP (the "Singer Firm"), the Company's Independent Registered Public Accounting Firm, billed the Company $39,957 for professional services rendered in connection with its audit of the Company's annual financial statements for Fiscal 2004. KPMG, LLP ("KPMG") the Company's former Independent Registered Public Accounting Firm, billed the Company $10,000 for its review of the Company's financial statements included in the Company's Forms 10-QSB filed for Fiscal 2004.

The Singer Firm estimated that it will bill the Company $26,000 for professional services rendered in connection with its audit of the Company's annual financial statements for Fiscal 2005 of which $10,000 has already been paid. The Singer Firm billed the Company $20,780 for its review of the Company's financial statements included in the Company's Forms 10-QSB filed for Fiscal 2005.

Audit-Related Fees

KPMG billed the Company (1) $30,000 for its professional services in Fiscal 2004 in connection with the Company's Registration Statement on Form S-4, File No. 333-109933, filed in connection with the then proposed merger transaction with SuperCom, which Registration Statement was withdrawn when the proposed transaction terminated, (2) $15,000 for its professional services in connection with the Company's then pending preliminary consent solicitation statement relating to shareholder approval of the proposed sale to Spray and reincorporation of the Company in the State of Delaware, and (3) $25,000 for its professional services in connection with the Company's Annual Report on Form 10-KSB for Fiscal 2004.

The Singer Firm billed the Company $1,061 for its professional services in Fiscal 2005 in connection with the Company's consent solicitation statement relating to shareholder approval of the sale to Spray and reincorporation of the Company in the State of Delaware.

Tax Fees

The Singer Firm billed the Company $4,182 for its professional services in connection with preparing the Company's federal and state tax returns for Fiscal 2004.

The Singer Firm estimates that it will bill the Company $5,000 for its professional services in connection with preparing and filing the Company's federal and state tax returns for Fiscal 2005.

All Other Fees

During Fiscal 2004 KPMG billed the Company $25,000 for its professional services in connection with a limited due diligence review of SuperCom's financial statements.

During Fiscal 2005 the Singer Firm billed the Company $6,378 for its professional services in connection with the Sona merger.

Audit Committee Approval

Pursuant to the Audit Committee Charter, only the Audit Committee may select annually the Independent Registered Public Accounting Firm for the Company, subject to stockholder ratification. Only the Audit Committee may replace the Independent Registered Public Accounting Firm. The Charter also requires the Audit Committee to approve the retention of the independent auditors for any non-audit service and the fee for such service. The Audit Committee also approves the scope of the annual audit and the intended fee for such service and the fees for the quarterly reviews of the financial statements in the Forms 10-QSB. The Charter does not permit any delegation of the Audit Committee's authority to management and sets forth procedures for annual reviews by the Audit Committee of the Independent Registered Public Accounting Firm to determine their qualifications and independence.

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
Irene J. Marino, Authorized Officer and Principal Financial and Accounting Officer

Date: May 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 24, 2005.

Signature	Title

/s/ John Bush	President, Chief Executive Officer, and Director (Principal Executive Officer)

John Bush

/s/ Irene J. Marino	V.P. Finance, and Chief Financial Officer (Principal Financial and Accounting Officer)

Irene J. Marino

/s/ Bryan Maizlish	Director

Bryan Maizlish

/s/ Shawn Kreloff	Director

Shawn Kreloff

/s/ Nicholas H. Glinsman	Director

Nicholas H. Glinsman

PERFECTDATA CORPORATION

SEC Form 10-KSB

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PerfectData Corporation
Simi Valley, California

We have audited the accompanying balance sheet of PerfectData Corporation (the "Company") as of March 31, 2005, and the related statements of operations, shareholders' equity and cash flows for the years ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PerfectData Corporation as of March 31, 2005, and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 3, 2005

PERFECTDATA CORPORATION

Balance Sheet
March 31, 2005
(Amounts in thousands except share amounts)

Assets
Current assets:
Cash and cash equivalents	$1,267
Prepaid expenses and other current assets	15
Total current assets	1,282
Total assets	$1,282
Liabilities
Current liabilities:
Accounts payable	$151
Accrued compensation	69
Other accrued expenses	74
Current liabilities of discontinued operations	41
Total current liabilities	335
Commitments and contingencies (note 7)
Shareholders' equity:
Preferred Stock, par value, $.01 per share.
Authorized 2,000,000 shares; none issued	—
Common Stock, par value, $.01 per share.
Authorized 10,000,000 shares; issued and outstanding 6,359,530 shares	63
Additional paid - in Capital	11,375
Accumulated deficit	(10,491)
Total shareholders' equity	947
Total liabilities and shareholders' equity	$1,282

See accompanying notes to financial statements

PERFECTDATA CORPORATION

Statements of Operations
Years ended March 31, 2005 and 2004
(Amounts in thousands, except per share information)

	2005	2004
Selling, general, and administrative expenses	$970	$933
Loss from operations	(970)	(933)
Other income:
Other, net	21	17
Loss from continuing operations	(949)	(916)
Income from discontinued operations	56	359
Net loss	$(893)	$(557)
Net loss per common share:
Basic and diluted:
Loss from continuing operations	$(0.15)	$(0.15)
Income from discontinued operations	0.01	0.06

	$(0.14)	$(0.09)
Weighted average share outstanding:
Basic and diluted	6,222	6,193

See accompanying notes to financial statements

PERFECTDATA CORPORATION

Statements of Shareholders' Equity
(notes 5 and 6)
Years ended March 31, 2005 and 2004
(Amounts in thousands)

	Common Stock		Additional Paid - in Capital	Accumulated deficit	Total shareholders' equity
	Shares	Amounts
Balance at March 31, 2003	6,159	$61	$11,145	$(9,041)	$2,165

Stock Compensation	50	1	51	—	52
Net loss	—	—	—	(557)	(557)
Balance at March 31, 2004	6,209	62	11,196	(9,598)	1,660
Stock Compensation	150	1	179	—	180
Net loss	—	—	—	(893)	(893)
Balance at March 31, 2005	6,359	$63	$11,375	$(10,491)	$947

See accompanying notes to financial statements

PERFECTDATA CORPORATION

Statements of Cash Flows
Years ended March 31, 2005 and 2004
(Amounts in thousands)

	2005	2004

Cash flows from continuing operating activities:
Net loss	$(949)	$(916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	6
Stock issued for services	180	52
Decrease in prepaid expenses and other assets	15	32
Increase in acccounts payable	25	54
Increase in accrued expenses	31	29
Net cash used in continuing operating activities	(698)	(743)
Net cash provided by discontinued operating activities	62	473
Net decrease in cash and cash equivalents	(636)	(270)
Cash and cash equivalents at beginning of year	1,903	2,173
Cash and cash equivalents at end of year	$1,267	$1,903

See accompanying notes to financial statements

PERFECTDATA CORPORATION

Notes to Financial Statements

March 31, 2005 and 2004

(1)	Summary of Significant Accounting Policies

(a)	Description of Business

Prior to June 1, 2004, when Spray Products Corporation ("Spray") assumed full responsibility for all of the Company's customers, PerfectData Corporation (the "Company") had sold computer and office equipment care and maintenance products. After the Company completed the sale of its operating assets to Spray on November 30, 2004, it had no operations. On April 19, 2005, the Company consummated a merger transaction with Sona Mobile, Inc. ("Sona"). See the section captioned "Reverse Merger Transaction" preceding Item 1 to this Annual Report.

(b)	Cash and Cash Equivalents

The Company considers all highly liquid money market instruments with an original maturity of three months or less to be cash equivalents. At March 31, 2005, the Company had cash and cash equivalents of $1,267,000.

(c)	Inventories

Prior to the APA (see note 2 below) entered into with Spray, inventories were stated at the lower of cost or market and consisted of finished goods. Cost was determined using the first-in, first-out method.

On November 30, 2004, the Company sold its operating assets to Spray, which included the inventory previously transferred to Spray on October 31, 2003, pursuant to the APA.

(d)	Financial Instruments

The carrying amounts related to cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their relatively short maturity.

(e)	Plant and Equipment

Prior to the sale of the operating assets to Spray on November 30, 2004, plant and equipment were stated at cost.

Depreciation on plant and equipment was calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements were amortized straight line over the shorter of the lease term or estimated useful life of the asset. The estimated useful lives were as follows:

Machinery and equipment	3 to 5 years
Furniture and fixtures	3 to 5 years
Leasehold improvements	Life of lease

(f)	Revenue Recognition

Until June 1, 2004 the Company had recognized revenue on a gross basis when products were shipped and the customers took ownership and assumed risk of loss, collection of relevant receivables was probable, pervasive evidence of an arrangement existed and the sales price was fixed or determinable. As a result of the provisions to the APA with Spray, the Company no longer met the criteria necessary to recognize revenue as a principal and instead recognized revenue net as an agent. Effective with the sale of the operating assets to Spray on November 30, 2004, the Company had no operations.

PERFECTDATA CORPORATION

Notes to Financial Statements

March 31, 2005 and 2004

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

The following were excluded from the calculation:

Options	March 31, 2005	March 31, 2004
1985 Plan	10,000	10,000
2000 Plan	314,000	183,500

(h)	Income Taxes

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

PERFECTDATA CORPORATION

Notes to Financial Statements

March 31, 2005 and 2004

SFAS No. 123, as amended by SFAS No. 148, permits companies to recognize, as expense over the vesting period, the fair value of all stock-based awards on the date of grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because the Company's stock-based compensation plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, management believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income (loss) disclosures for stock-based awards made during the year as if the fair value method defined in SFAS No. 123, as amended, had been applied. Due to the reduction of the exercise price of fixed stock options through the cancellation of stock option awards and the granting of replacement awards, per FIN No. 44, Accounting for Certain Transactions involving Stock Compensation, the Company has adopted variable accounting for the replacement awards, per FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

The following table illustrates the effect on net loss as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model, assuming a risk-free interest rate of 4.57% - 6.26%, a ten-year term, 50% volatility, and $0 expected dividend rate.

(000's, except per share amounts)

	2005	2004
Net loss, as reported	$(893)	$(557)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(24)	(27)
Pro forma net loss	$(917)	$(584)
Basic and diluted net loss per common share:
As reported	$(0.14)	$(0.09)
Pro forma	$(0.14)	$(0.09)

On December 1, 2004, the Board amended outstanding stock options so that, in the event of a consummation of merger or other "change in control" transaction, each option would become immediately exercisable as to all shares subject thereto and would expire three years from the closing date of the merger or other transaction.

(k)	Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, "Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so

PERFECTDATA CORPORATION

Notes to Financial Statements

March 31, 2005 and 2004

abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, "Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005.

Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

PERFECTDATA CORPORATION

Notes to Financial Statements

March 31, 2005 and 2004

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations". FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on the Company's financial statements.

(l)	Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to current year's presentation.

(2)	Discontinued Operations

On October 3, 2003, the Company entered into an Asset Purchase Agreement (the "APA") with Spray, pursuant to which the Company agreed to sell to Spray (or a Spray affiliate) substantially all of the operating assets of the Company for a price equal to the sum of the value of the inventory, collectible accounts receivable and $100,000, less the amount of trade payables assumed by Spray.

From November 1, 2003 until May 31, 2004, Spray, pursuant to the APA, acted as a manager for the fulfillment of orders from the Company's customers. As compensation for Spray's services, Spray received a fee of 7½% of net sales. As a result of the management arrangement with Spray, the Company moved to a smaller facility and reduced its staff, thereby reducing its ongoing overhead expenses.

Because the Company's largest customer had threatened to seek another supplier because of a supplier's offer of lower prices, and because of the long delay in closing the transaction, thereby causing uncertainty for customers and Spray, the Company and Spray agreed in principle and subsequently finalized the agreement in writing by the Second Amendment dated as of August 12, 2004, to the following revisions to the APA: (1) effective June 1, 2004, Spray assumed full responsibility for all of the Company's customers in order to prevent possible losses of customer business; (2) the aforementioned payment of $100,000 was reduced to $80,000; and (3) the Company was granted the right to put the assets to Spray for the purchase price on the earlier of (a) September 30,2004 or (b) the Company receiving shareholder consent to the sale to Spray.

On November 29, 2004, the Company received shareholders' approval, by consents, to permit the sale of its operating assets to Spray and to the reincorporation of the Company in the State of Delaware. The Company then closed the transaction with Spray. As a result, the Company has no operations and will receive no revenues until an acquisition or merger is effected.

Pursuant to the APA as amended, the purchase price for the assets sold to Spray was (1) the sum of (a) collectible accounts receivable of $217,475, (b) inventory of $39,977 and (c) $80,000 less (2)

PERFECTDATA CORPORATION

Notes to Financial Statements

March 31, 2005 and 2004

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

The carrying amount of liabilities of the discontinued operations at March 31, 2005 is $41,000 and is unrelated to the APA and the sale to Spray.

Operating results of the discontinued operations are as follows:

(amounts in thousands except per share information)

	March 31, 2005	March 31, 2004
Net revenue	$326	$2,680
Income from discontinued operations	56	359
Income per share from discontinued operations	$0.01	$0.06

(3)	Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents.

As of March 31, 2005, the Company had approximately $1,267,000 of cash equivalents in two financial institutions, which exposes the Company to concentration of credit risk. The Company had approximately $1,256,000 invested in highly liquid money market instruments, which are not federally insured. The remaining $11,000 was deposited at a bank, which is federally insured up to $100,000.

(4)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate on loss from continuing operations is as follows:

	March 31
	2005	2004
Federal statutory rate	34%	34%
Increase (reductions) in taxes due to:
State income taxes (net of federal benefit)	6	3
Change in valuation allowance	(40)	(18)
Dividends-received deduction	—	1
Expiration of federal net operating loss	—	(16)
Expiration of state net operating loss	(1)	(4)
Other	1	—
	—%	—%

PERFECTDATA CORPORATION

Notes to Financial Statements

March 31, 2005 and 2004

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets at March 31, 2005 are summarized as follows (in thousands):

Deferred tax assets (liabilities):

Net operating losses	$2,349
Accrued expenses	43
Business tax credit carryforwards	12
Other	(5)
2,399
Less valuation allowance	2,399
$—

At March 31, 2005, the Company had net operating loss (NOL) carryforwards of approximately $6,373,000 and $2,829,000 for federal income tax purposes and California income tax purposes, respectively, expiring in varying amounts through 2024. The NOL carryforwards, which are available to offset future profits of the Company begin to expire in 2009 if not utilized and are subject to annual limitations should a "change in ownership" as defined in the Internal Revenue Code (the "Code") occur. On April 19, 2005 as discussed in Note 8, the Company entered into a transaction which affected a change in ownership. Section 382 of the Code imposes an annual limitation on the utilization of NOL carryforwards based on a statutory rate of return (the "adjusted Federal long term rate", as defined in the Code) and the value of the corporation at the time of a change in ownership as defined by Section 382 of the Code.

Additionally, the Company has general business tax credit carryforwards of approximately $12,000 which will begin to expire in 2006.

Realization of the future tax benefits of the NOL carryforwards and other deferred tax assets is dependent on the Company's ability to generate future taxable income and the limitations of the Code within the periods in which they benefit. In assessing the likelihood of utilization of existing deferred tax assets, management considered the historical results of continuing operations over the last three years and the current economic environment in which the Company operates. Management has determined that future taxable income of the Company will more likely than not be insufficient to realize the recorded net deferred tax assets of $2,399,000 and has recorded a valuation allowance of $2,399,000. During the year ended March 31, 2005, the Company increased the valuation allowance in deferred tax assets by $355,000.

(5)	Shareholders' Equity

In conjunction with the Company's private placement which closed on March 31, 2000, the Company entered into a consulting agreement dated January 20, 2000 with Millennium Capital Corporation ("MCC") and JDK Associates, Inc. ("JDK"). Under this agreement MCC and JDK would provide financial advisory assistance to the Company in searching for and closing future acquisitions and financings for which they would receive an advisory fee of 5% of the estimated purchase price for a future acquisition which they introduced to the Company or for additional capital raised in support of future acquisitions. The term of this consulting agreement was five years. The consulting agreement with MCC and JDK was amended February 14, 2005 (the "Amendment"). Pursuant to the Amendment, the consulting agreement was terminated whereby JDK's designee received 150,000 shares of the Common Stock, and MCC (of which Harris A. Shapiro, the then Chairman of the Board, Chief Executive Officer and a director of the Company,

PERFECTDATA CORPORATION

Notes to Financial Statements

March 31, 2005 and 2004

is the President of MCC) received no compensation. The Company has recorded compensation expense of $180,000 for the shares issued.

The remaining warrants from the private placement in March 2000 to purchase 20,000 shares of the Common Stock at $2.75 per share expired on March 31, 2005.

On July 31, 2003, the Company issued 50,000 shares of the Common Stock to the Chairman of the Audit Committee as compensation for his services over the past three years. The Company has recorded compensation expense of $51,500 for the shares.

On November 29, 2004, the Company received shareholders' approval, by consents, to the reincorporation of the Company, which had been incorporated under the laws of the State of California, as a Delaware corporation.

On November 29, 2004, the reincorporation was effected by the merger (the "Reincorporation Merger") of the Company with and into its wholly-owned subsidiary, PerfectData (Delaware) Inc. ("PerfectData Delaware"), which subsidiary had been incorporated on November 5, 2004 under the laws of the State of Delaware. The name of PerfectData Delaware was, simultaneously with consummation of the Reincorporation Merger, changed to PerfectData Corporation.

As a result of the Reincorporation Merger, each share of the Company Common Stock, no par value, automatically was converted into one share of the Common Stock, $.01 par value, of PerfectData Delaware.

The articles of incorporation authorize a class of preferred stock issuable in classes and series with such designations, voting rights, redemption provisions, dividend rates, liquidation and conversion rights, and other preferences and limitations as may be determined by the board of directors. No preferred stock was outstanding at March 31, 2005.

(6)	Stock Option and Bonus Plans

1985 Stock Option Plan

During November 1985, the Company adopted the 1985 Stock Option Plan (the "1985 Plan") to grant incentive and nonqualified stock options to officers and key employees of the Company for the purchase of up to 500,000 shares of the Common Stock. Under the 1985 Plan, options were granted at prices equal to or greater than fair market value at date of grant. The shares, subject to various limitations, are exercisable over terms not to exceed ten years. No options were granted during the three years ended March 31, 2005. Options to purchase a total of 377,750 shares were exercised through March 31, 2005 with an option to purchase 10,000 shares left outstanding. The 1985 Plan has expired; therefore, no additional options can be issued under its terms.

Activity under the 1985 Plan is summarized as follows:

	Number of shares	Weighted average exercise price
Options outstanding at March 31, 2003	11,500	$1.3017
Options canceled	(1,500)	2.0625
Option outstanding at March 31, 2004	10,000	1.1875
Option outstanding at March 31, 2005	10,000	$1.1875

PERFECTDATA CORPORATION

Notes to Financial Statements

March 31, 2005 and 2004

As of March 31, 2005, the option outstanding was exercisable and the weighted average remaining contractual life of the outstanding option was approximately 4 months. As a result of the consummation of the Merger with Sona on April 19, 2005, the expiration date of the option became April 19, 2008.

1999 Options

On April 28, 1999, the board of directors authorized the granting of options or warrants to purchase up to an aggregate of 100,000 shares of the Common Stock to directors, employees, or consultants. The options or warrants were to be sold to the grantee at $0.05 per share, to have an exercise price of $1.56 per share, and to have a three-year term from the respective date of grant. Options to purchase a total of 24,000 shares were exercised through March 31, 2005. Activity for these options and warrants is summarized as follows:

	Weighted Number of Shares	Average exercise price
Options outstanding at March 31, 2003	5,000	$1.56
Canceled	(5,000)	1.56
Options outstanding at March 31, 2004	—	—
Options outstanding at March 31, 2005	—	$—

Effective April 18, 2005, the board of directors rescinded and revoked the remaining 76,000 shares reserved.

2000 Stock Option Plan

On May 22, 2000, the Company's board of directors adopted the Stock Option Plan of 2000 of PerfectData Corporation (the "2000 Plan") which provides for the granting of options to directors, officers, employees, and consultants of the Company. The Company has reserved 2,000,000 shares of the Common Stock to be issued in connection with the 2000 Plan.

Options granted under the 2000 Plan shall be at a price no less than the fair market value of the Common Stock on the date of grant or in the case of nonqualified stock options at a price equal to or greater than 85% of the fair market value on the date of grant. Options granted under the 2000 Plan are exercisable at various times as determined by the board of directors or its designee.

On October 31, 2001, the Company granted options to purchase an aggregate of 10,000 shares of the Common Stock at $3.43 per share to various employees. The option price was equal to the fair market value at the time of grant. All of the options described were to become exercisable in four substantially equal installments, commencing with the first anniversary of the respective date of grant.

On June 15, 2002, the Company granted an option to purchase 10,000 shares of the Common Stock at $1.60 per share to each of the five directors. The option price was equal to 120% of the fair market value at the time of grant. All of the options described were to become exercisable in three substantially equal installments, commencing with the first anniversary of the respective date of grant.

On September 17, 2002, the board of directors canceled the options granted on March 31, 2000 to each director pursuant to the 2000 Plan to purchase 25,000 shares of the Common Stock at $18.50 per share and those granted on September 7, 2000 to purchase 25,000 shares of the Common Stock at $4.63 per share. None of the options to purchase an aggregate of 250,000 shares were exercised.

PERFECTDATA CORPORATION

Notes to Financial Statements

March 31, 2005 and 2004

On September 26, 2002, the Company granted an option to purchase 25,000 shares of the Common Stock at $1.00 per share to each of the five directors. The fair market value of the stock on the date shareholder approval was obtained was below the exercise price. All of the options described were to become exercisable in three substantially equal installments, commencing with the first anniversary of the respective date of grant. In accordance with FIN 44, the Company has adopted variable accounting for these replacement awards. No compensation expense has been recognized in the financial results as the fair market value has not exceeded the exercise price.

On June 10, 2004, the Company granted an option to purchase 25,000 shares of the Common Stock at $.52 per share to each of the its five directors and 10,000 shares to an executive officer. The option price was equal to the fair market value at the time of grant. All of the options described were to become exercisable in three substantially equal installments, commencing with the first anniversary of the respective date of grant.

Activity under the 2000 Plan is summarized as follows:

	Number of shares	Weighted average exercise price
Options outstanding at March 31, 2003	185,000	$1.29
Options canceled	(1,500)	3.43
Options outstanding at March 31, 2004	183,500	1.28
Options granted	135,000	.52
Options canceled	(4,500)	3.43
Options outstanding at March 31, 2005	314,000	$0.92

As of March 31, 2005, options to purchase 119,666 shares of the Common Stock are exercisable at a weighted average exercise price of $1.228. As of March 31, 2005, 1,686,000 shares were available for future grants.

The following table summarizes in more detail information regarding the Company's stock options outstanding under the 2000 Plan at March 31, 2005:

Exercise Price	Outstanding Options	Weighted Average Remaining Contractual Life	Exercisable Options	Weighted Average Price Exercisable Options
$0.52	135,000	9.21	—	—
$1.00	125,000	7.50	83,333	$1.00
$1.60	50,000	7.21	33,333	$1.60
$3.43	4,000	6.58	3,000	$3.43
Total	314,000	8.27	119,666	$1.23

As a result of the consummation of the merger with Sona on April 19, 2005, all options became fully exercisable and expiration date of the options became April 18, 2008.

(7)	Commitments

The Company leases office space on a month-to-month basis. The Company initially leased the office space for a six-month term effective October 15, 2003 and subsequently for an additional six-month term that expired October 15, 2004. The Company had previously leased a facility under an operating lease which expired June 20, 2003. The Company continued to occupy the

PERFECTDATA CORPORATION

Notes to Financial Statements

March 31, 2005 and 2004

facility, along with a subtenant to whom the Company sublet warehouse space, on a month-to-month basis until October 31, 2003.

Rental expense was $12,000 for the year ended March 31, 2005 and rental expense net of sublease income was $50,000 for the year ended March 31, 2004.

(8)	Subsequent Event

On April 19, 2005, pursuant to an Agreement and Plan of Merger dated as of March 7, 2005, Sona Mobile, Inc., a Washington corporation ("Sona"), was merged with and into PerfectData Acquisition Corporation, a Delaware corporation and the wholly-owned subsidiary of PerfectData Corporation, the registrant. Former Sona shareholders will own approximately 80% of PerfectData on a fully diluted basis. In connection with the Merger, PerfectData's Chairman, CEO and four out of its five directors have resigned and were replaced by Sona officers and directors. See the section captioned "Reverse Merger Transaction" preceding Item 1 to this Report.

PerfectData Corporation
Index to Exhibits Filed with
Annual Report on Form 10-KSB

Exhibit No.	Description of Exhibit	Page
4.1	Certificate of Designations of Series A2 Convertible Preferred Stock	E-2
4.2	Excerpts from Certificate of Incorporation (Exhibit 3.1(i)) defining rights of holders of equity securities	E-12
10.11	Amendment dated as of February 14, 2005 to
the Letter Agreement dated January 20, 2000 filed
as Exhibit 10.10 by and among PerfectData
Corporation, Millennium, Harris A. Shapiro,
	JDK and Joseph D. Kowal	E-13
21	Subsidiaries	E-15
23	Consent of Independent Registered Public Accounting firm	E-16
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	E-17
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	E-18
32	Certification Pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of United States Code	E-19

E-1