Form 10QSB
period 2005-06-30
PERFECTDATA CORP
filed 2005-08-26
CIK 719662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

Commission File Number 000-12817

PERFECTDATA CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	95-3087593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Third Avenue, New York, New York 10022

(Address of principal executive office)

(866) 274-4040

(Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            No

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 2005, there were 6,584,530 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes             No

PERFECTDATA CORPORATION

FORM 10-QSB REPORT

June 30, 2005

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934 regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. The terms "we", "our", "us", or any derivative thereof, as used herein refer to PerfectData Corporation, a Delaware corporation, and its predecessors.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
PerfectData Corporation and Subsidiary
Consolidated Balance Sheet

As at June 30, 2005
(unaudited)
Assets
Current:
Cash	$5,105,345
Accounts receivable	308,874
Subscription receivable	299,923
Prepaid expenses	116,328
Total current assets	$5,830,470

Fixed Assets:
Computer equipment	47,701
Furniture and equipment	8,665
Less: accumulated depreciation	(25,308)
Total fixed assets	31,058

Total assets	$5,861,528

Liabilities and Stockholders' Equity
Current:
Accounts payable	$300,941
Accrued liabilities	203,510
Accrued payroll	98,846
Note payable	10,780
Deferred service revenue	52,806
Total current liabilities	$666,883

Stockholders' equity:

Preferred stock – 2,000,000 shares authorized, par value $.01 per share:
Series A Convertible Preferred Stock – 600,000 shares authorized, 568,140 shares issued and outstanding	$5,681
Series B Convertible Preferred Stock – 10,000 shares authorized, 3,848.7 shares issued and outstanding	38
Common Stock – 10,000,000 shares authorized, par value $.01 per share – 6,584,530 shares issued and outstanding	65,845
Common stock purchase warrants – 962,175 issued and outstanding	498,407
Additional paid-in capital	7,143,320
Accumulated other comprehensive income	37,657
Accumulated deficit	(2,556,303)
Total shareholders' equity	5,194,645

Total liabilities and shareholders' equity	$5,861,528

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (Continued)
PerfectData Corporation and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Application licenses	$123,971	119,998	$259,006	163,839

Operating expenses
Advertising and communication	85,904	21,538	114,676	44,688
Amortization and depreciation	229,801	200,086	430,093	386,556
Office and administrative	27,634	5,770	170,407	31,472
Payroll wages and benefits	330,388	66,596	530,009	120,386
Professional and consulting fees	518,978	72,710	837,599	133,527
Software purchases	407	21,704	407	21,704
Total operating expenses	1,193,112	388,404	2,083,191	738,333

Operating loss	$(1,069,141)	(268,406)	(1,824,185)	(574,494)

Interest income	8,862	882	8,862	882
Research and development tax credits	—	62,447	—	89,312

Net loss	$(1,060,279)	(205,077)	(1,815,323)	(484,300)
Gain on currency translation	41,325	26,738	63,308	24,437

Comprehensive loss	$(1,018,954)	(178,339)	$(1,752,015)	(459,863)

Net loss per share of common stock – basic and diluted	$0.17	$0.20	$0.29	$0.50

Weighted average number of shares of common stock outstanding – basic and diluted	6,409,390	1,006,693	6,312,919	970,292

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (Continued)
PerfectData Corporation and Subsidiary
Consolidated Statements of Cash Flows

	Six Months ended June 30,
	2005	2004
	(unaudited)	(unaudited)
Cash provided by (used in):

Operating activities
Net loss	$(1,815,323)	$(484,300)

Adjustments for:
Depreciation and amortization	430,093	386,556
Changes in non-cash working capital assets and liabilities:
Accounts receivable	(194,245)	(19,241)
Subscriptions receivable	(299,923)	—
Scientific development tax credits receivable	90,433	139,483
Prepaid expenses	(98,476)	6,193
Convertible note payable net	(70,420)	—
Accounts payable	110,742	6,781
Redeemable preferred stock	(280,000)	130,000
Accrued liabilities	143,320	120,136
Deferred revenue	51,374	—
Accrued payroll taxes	98,846	—
Net cash provided by (used in) operating activities	$(1,833,579)	$285,608

Investing activities
Fixed assets	(41,131)	(17,688)
Net cash provided by (used in) investing activities	$(41,131)	$(17,688)

Financing activities
Other comprehensive income	63,308	(26,738)
Proceeds from the sale of common stock	683,707	130,460
Proceeds from the issuance of Series A Preferred Stock	1,358,399	—
Proceeds from the issuance of Series B Preferred Stock and Warrants	4,516,801	—
Proceeds from the issuance of common stock purchase warrants	498,407	—
Repayment of note payable and other loans	(44,545)	(364,368)
Payments to stockholders	(209,651)	—
Net cash provided by financing activities	$6,866,426	$(260,646)

Change in cash during the period	4,991,716	7,274
Cash, beginning of period	113,629	212
Cash, end of period	$5,105,345	$7,486

See accompanying notes to consolidated financial statements.

PerfectData Corporation and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PerfectData Corporation ("Company"), included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly owned subsidiary, Sona Mobile, Inc. ("Sona Mobile") and Sona Mobile's wholly owned subsidiary, Sona Innovations, Inc. ("Innovations"), a Canadian company. All material inter-company accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Sona Mobile's audited consolidated financial statements for the year ended December 31, 2004 and the notes thereto included in Form 8-K/A filed with the United States Securities and Exchange Commission on July 5, 2005. (See note 2.) Results of consolidated operations for the interim periods are not necessarily indicative of the operating results to be attained for the entire fiscal year.

Note 2.    Company Background and Description of Business

The Company was incorporated in the State of California on June 8, 1976. On November 29, 2004, after obtaining the requisite shareholder approval, the Company reincorporated in the State of Delaware.

Initially the Company's business involved designing and manufacturing a proprietary line of magnetic media maintenance equipment - disk pack cleaners and inspectors. The Company's cleaning and maintenance products were designed to address the needs of the end users of computers and office automation equipment and by maintenance organizations as part of preventative maintenance programs to reduce equipment "down time" and service costs and to increase product life. Beginning in March 2000, the Company began seeking acquisitions that were not related to its historical business. The Company's board of directors (the "Board") determined that profitability on a continuous basis would not be achieved absent an acquisition of a new business or businesses and/or a new product. On November 30, 2004, the Company sold its entire business operations, consisting of inventories of finished goods, raw materials and work in progress; books and records, including customer and supplier lists and other data relating to the operating business; the trade name "PerfectData Corporation" and all other names used in the business; the goodwill relating to the business; certain accounts receivable; machinery and equipment, office furniture, computer equipment and supplies; and intellectual property rights to Spray Products Corporation ("Spray"). Cash and cash equivalents were not included in the sale.

With the completion of the sale to Spray, the Company increased its efforts to find a new business opportunity. On April 19, 2005 (the "Effective Date"), pursuant to an Agreement and Plan of Merger dated as of March 7, 2005 (the "Merger Agreement"), Sona Mobile, Inc., a state of Washington corporation, was merged with and into PerfectData Acquisition Corporation, a state of Delaware corporation ("Merger Sub") and a wholly-owned subsidiary of the Company (the "Merger"). Merger Sub simultaneously changed its named to Sona Mobile, Inc.

As contemplated by the Merger Agreement, on the Effective Date, four of the Company's five directors resigned, including the Chairman of the Board, and the remaining director appointed three designees of Sona Mobile to fill those vacancies. Also, on the Effective Date the Company's chief executive officer resigned and the reconstituted board appointed designees of Sona Mobile as the Company's new executive officers.

In the Merger, the Sona Mobile shareholders received an aggregate of 539,733 shares of the Company's Series A Convertible Preferred Stock (the "Series A Stock"). The conversion ratio for the

PerfectData Corporation and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

Note 2.    Company Background and Description of Business (Continued)

Series A Stock is 48.11159 to one – meaning each share of Series A Stock converts into 48.11159 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), or a total of 25,967,413 shares of Common Stock. Sona Mobile's financial advisor in connection with the Merger (the "Advisor") received 28,407 shares of the Series A Stock, convertible into 1,366,706 shares of Common Stock. The holders of the Series A Stock vote together with the holders of our Common Stock on all matters submitted for vote to the Company's shareholders on an as converted basis. As a result, the holders of the Series A Stock had 80% voting control of the Company on the Effective Date. The interests of the holders of the Series A Stock will increase to 85% voting control (based on the Company's capitalization on the Effective Date) if either of the following two conditions are satisfied: (1) if the Company, on a consolidated basis, has revenues of at least $3,000,000 and a gross profit margin of at least 50% for its fiscal year ending December 31, 2005 or (2) if the Company's aggregate revenues for 2005 and 2006 are at least $12,000,000 and our gross profit margin, combined aggregate revenues and aggregate cost of revenues, for 2005 and 2006 are at least 50%.

The Series A Preferred Stock converts automatically into Common Stock at such time as our stockholders approve an amendment to our Certificate of Incorporation that increases the number of authorized shares of Common Stock to an amount that would permit the conversion of the Series A Preferred Stock. The Series A Preferred Stock votes with the Common Stock on all matters presented to stockholders for vote on an as converted basis.

Upon completion of the Merger, the Company's only business was the historical business of Sona Mobile. The Merger was accounted for as a reverse acquisition into a public shell. No goodwill was recorded in connection with the Merger and the costs were accounted for as a reduction of additional paid-in-capital. The pre-Merger financial statements of Sona Mobile are treated as the historical financial statements of the combined companies. The historical financial statements of the Company prior to the Merger are not presented. Furthermore, because Sona Mobile is deemed the accounting acquiror, the Company's historical stockholders' equity is not carried forward to the merged entity as of June 30, 2005. Immediately prior to the Merger the Company had a net asset value of $1,145,962 consisting of cash and prepaid expenses of $1,232,612 and liabilities of $86,650.

Sona Mobile was organized in November 2003 in the State of Washington for the purpose of acquiring all of the stock of Sona Innovations, Inc., a Canadian company ("Innovations"). The acquisition was completed in December 2003. Sona Mobile operates as one business segment.

Sona Mobile develops and markets wireless data applications for mobile devices in the rapidly growing wireless data marketplace. Sona Mobile is a Vertical Wireless Software and Service Provider specializing in value-added services to data-intensive vertical market segments. Sona Mobile's revenues consist primarily of licensing and support fees relating to the Sona Wireless Development Platform and related end-user wireless applications to enterprises and cellular operators.

Sona Mobile markets its products and services principally to two large vertical markets and one broad horizontal market.

•	Financial services. One of Sona Mobile's primary focuses is to develop solutions for the data-intensive investment banking community and client-facing applications for the retail banking industry.

•	Media and entertainment. Sona Mobile delivers content via significant channel partners and content partners, including live streaming television, digital radio, specific theme phones, and gaming applications.

•	Enterprise solutions. Sona Mobile's products and services extend enterprise applications to the wireless arena, such as CRM, SFA, IT service desk, Business Continuity Protocol, all of which are delivered in compliance with the current regulatory environment.

PerfectData Corporation and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

Note 3.    Summary of Significant Accounting Policies

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles and reflect the following policies:

(a)    Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sona Mobile and the accounts of Sona Mobile's wholly-owned subsidiary, Innovations. All intercompany accounts and transactions have been eliminated in consolidation.

(b)    Cash and cash equivalents

Cash and cash equivalents are comprised of cash and term deposits with original maturity dates of less than 90 days. Cash and cash equivalents are stated at cost which approximates market value, and are concentrated in two major financial institutions.

(c)    Foreign currency translation

In accordance with the provisions of SFAS No. 52 "Foreign Currency Translation," assets and liabilities denominated in a foreign currency have been translated at the period end rate of exchange. Revenue and expense items have been translated at the transaction date rate. For Sona Mobile, which utilizes its local currency as its functional currency, the resulting translation gains and losses are included in other comprehensive income. Gains or losses resulting from foreign exchange transactions are reflected in earnings.

(d)    Fixed assets

Fixed assets are stated at cost. Depreciation is provided on a straight line basis over the estimated useful lives of three to five years.

(e)    Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

(f)    Software rights

Software rights were recorded at the excess of the purchase price for Innovations, purchased in 2003, over the fair value of that company's identifiable net tangible assets. As at June 30, 2005 the software rights have been written off.

The Company tests for recoverability of software rights when events or changes in circumstance indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to significant decreases in the market price of the assets; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or

PerfectData Corporation and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

Note 3.    Summary of Significant Accounting Policies (Continued)

disposed of significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(g)    Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed periodically for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

(h)    Revenue recognition

The Company derives revenue from license and service fees related to customization and implementation of the software being licensed. License fees are recognized in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Service fees are recorded on a percentage of completion or completed-contract basis depending on whether or not reliable estimates of the costs to complete the work can be obtained. License fees are recognized over the service period when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. The deferred revenues are amounts received prior to completion of service.

(i)    Research and development

The Company incurs costs on activities that related to research and the development of new products. Research costs are expensed as they are incurred. Costs are reduced by tax credits where applicable.

Note 4.    Note Payable

As at June 30, 2005
(unaudited)
Amounts owed to the former shareholder of Sona Innovations Inc. – non interest bearing with no specific terms of repayment	$10,780

Note 5.    Schedule of Stockholders' Equity

The schedule of stockholders' equity reflects the Merger, which was treated as a reverse acquisition with Sona Mobile as the accounting acquiror. The beginning equity is that of Sona Mobile as of December 31, 2004 and the schedule reflects the exchange of Sona Mobile's capital stock for shares of the Company's Series A Stock. The schedule also reflects the Series B Financing described below.

PerfectData Corporation and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

Note 3.    Summary of Significant Accounting Policies (Continued)

Series B Financing

In June 2005, the Company sold or received subscriptions for 3,848.7 shares of our Series B Convertible Preferred Stock, $.01 per share (the "Series B Preferred Stock") and warrants to purchase 962,175 shares of Common Stock (the "Warrants"). The gross proceeds from the sale of the Series B Preferred Stock and the Warrants were approximately $5.05 million. The Series B Stock ranks pari passu with the Series A Preferred Stock and is identical in all material respects to the Series A Preferred Stock except that each share of Series B Preferred Stock converts into 1,000 shares of Common Stock, or 3,848,700 in the aggregate.

PerfectData Corporation and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

Note 5.    Schedule of Stockholders' Equity   (Continued)

	Common Stock		Sona Series A redeemable preferred stock		Warrants on Common Stock		Series A & Series B Convertible Preferred Stock		Additional paid-in Capital	Accumulated Comprehensive Income Amount	Accumulated Deficit	Total Stockholder's Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	1,558,177	$450,459							$205,555	$(25,651)	$(740,980)	$(110,617)
Sona common stock issued prior to reverse merger	2,014,849	683,707										683,707
Convertible note Conversion	158,730	70,420							(70,420)
Common stock acquired in the reverse merger	6,584,530	65,845	2,372,779	$280,000					1,080,117			1,425,962
Exchange of stock pursuant to merger	(3,715,256)	(1,204,586)	(2,327,779)	$(280,000)					1,478,905			(5,681)
Issuance of Series A Convertible Preferred Stock							568,140	$5,681				5,681
Redemption/Cancellation of shares	(16,500)
Cost of financing reverse merger									(67,563)			(67,563)
Issuance of Series B Convertible Preferred Stock							3,849	38	4,551,021			4,551,059
Common stock purchase warrants issued pursuant to Series B Financing					962,175	498,407						498,407
Costs of Series B Financing									(34,295)			(34,295)
Other comprehensive income										63,308		63,308
Net loss											(1,815,323)	(1,815,323)
Balance at June 30, 2005	6,584,530	$65,845	0	0	962,175	$498,407	571,989	$5,719	$7,143,320	$37,657	$(2,556,303)	$5,194,645

PerfectData Corporation and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

Note 6.    Convertible Note Payable

On March 2, 2005, the holder of a $100,000 convertible promissory note issued by Sona Mobile in 2004 exercised his right to convert the note into 158,730 shares of Sona Mobile's common stock. Such shares were ultimately converted into 15,873 shares of the Company's Series A Stock.

Note 7.    Share Capital

On the Effective Date, the Company issued 568,140 shares of its Series A Stock in connection with the Merger.

In June 2005 the Company sold or had received subscriptions for 3,849 shares of its Series B Stock and 962,175 common stock purchase warrants (the "Warrants"). The total proceeds from this financing were $5,049,466. The Warrants were valued at $498,407 using the Black-Scholes option pricing formula and the closing stock price on June 20, 2005, the date of the Series B Financing.

The Company had 6,359,530 shares of its Common Stock outstanding as of December 31, 2004. Between January 1, 2005 and the Effective Date, the Company issued an additional 225,000 shares of Common Stock—150,000 shares in payment of legal fees and 75,000 upon exercise of stock options.

Note 8.    Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable, share subscription receivable and notes payable. The Company is subject to credit risk with respect to its accounts receivable to the extent that debtors do not meet their obligations. The Company monitors the age of its accounts receivables and may delay development or terminate information fees if debtors do not meet payment terms. A reasonable estimate of the fair value of the note payable could not be made as the timing of payments, if any, is not known.

The Company is subject to foreign currency risk with respect to financial instruments denominated in a foreign currency.

Note 9.    Income Taxes

Deferred tax benefits arising from net operating loss and scientific research and experimental development expenditure carryforwards were determined using the applicable statutory rates. The net operating loss carry forward balances vary from the applicable percentages of net loss due to expenses, primarily amortization of software rights, recognized under generally accepted accounting principles, but not deductible for tax purposes.

At June 30, 2005 the Company had net deferred tax assets of approximately $870,000 arising from the net operating loss carryforwards. These deferred tax assets are fully offset by valuation allowances. Due to the change in control provisions under U.S. tax laws, which may apply to the Company as a result of the Merger, the utilization of net operating losses to offset future taxable income may be limited under U.S. tax laws.

Note 10.    Commitments

On December 29, 2004, Innovations signed a letter of intent to acquire the assets and employee contracts of Smart Video Canada Inc. for $83,195 ($100,000 Canadian). An initial deposit of $4,160 ($5,000 Canadian) was paid as at December 31, 2004 and remainder to be paid throughout the second half of 2005. The initial deposit is carried as a prepaid expense on the Company's June 30, 2005 balance sheet.

Item 2.    Management's Discussion and Analysis or Plan of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See the "Forward Looking Statement" immediately following the table of contents. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

On April 19, 2005 (the "Effective Date"), pursuant to an Agreement and Plan of Merger, dated as of March 7, 2005 (the "Merger Agreement"), Sona Mobile, Inc., a state of Washington corporation, was merged with and into our wholly-owned subsidiary PerfectData Acquisition Corporation ("Merger Sub"), a Delaware corporation (the "Merger"). Merger Sub simultaneously changed its named to Sona Mobile, Inc. (Unless specifically stated otherwise or implied by the context, all references herein to "Sona Mobile" refer to both the Washington company and the Delaware company as the successor to the Washington company.) At the time of the Merger, we had no active business. In addition, as part of the Merger, Sona Mobile's designees became a majority on our board of directors (the "Board"), Sona Mobile's designees were appointed as our senior executive officers and Sona Mobile's shareholders acquired voting control of us through the issuance of our Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Stock").

The financial statements included in this report consolidate our historical financial statements with those of Sona Mobile after giving effect to the Merger as a reverse merger transaction with Sona Mobile deemed to be the accounting acquiror. No goodwill or other intangibles were recorded.

Sona Mobile's Business

Sona Mobile was organized in November 2003 and in December 2003 acquired all of the stock of Sona Innovations, Inc., a Canadian company ("Innovations"). Innovations had developed and owned certain intangible assets, primarily software applications, for use in connection with wireless devices.

Sona Mobile develops and markets wireless data applications for mobile devices in the rapidly growing wireless data marketplace. Sona Mobile is a Vertical Wireless Software and Service Provider specializing in value-added services to data-intensive vertical market segments. Sona Mobile's revenues consist primarily of licensing and support fees relating to the Sona Wireless Platform (SWP) and related end-user wireless applications to enterprises and cellular operators.

Sona Mobile's value proposition is to unlock, integrate and seamlessly deliver all types of data to wireless devices, whether streaming financial markets data for the investment banking industry, complex databases and enterprise applications for supporting all areas of a corporate organization or live television and digital radio delivery to the growing consumer market via channel and content partners – anytime, anywhere. Sona Mobile delivers these products and services globally across most of the major cellular networks and prominent wireless device operating systems.

Sona Mobile markets its products and services principally to two large vertical markets and one broad horizontal market.

•	Financial services. One of Sona Mobile's primary focuses is to develop solutions for the data-intensive investment banking community and client-facing applications for the retail banking industry.

•	Media and entertainment. Sona Mobile delivers content via significant channel partners and content partners, including live streaming television, digital radio, specific theme phones, and gaming applications.

•	Enterprise solutions. Sona Mobile's products and services extend enterprise applications to the wireless arena, such as CRM, SFA, IT service desk, Business Continuity Protocol, all of which are delivered in compliance with the current regulatory environment.

Business Trends

The market demand for mobile and wireless solutions, both at the enterprise and consumer levels, continues to grow rapidly. Sona believes that it is well-positioned to exploit this opportunity with various focused initiatives, ranging from direct and channel sales to the enterprise market, combined with partnership and joint venture agreements with content providers to satisfy the significant growth in demand from the consumer market for these types of services.

The majority of Sona Mobile's revenues for the three and six month periods ended June 30, 2005 came from license fees. Although new client contracts came in slightly weaker than expected, we believe that Sona Mobile is close to finalizing a number of large contracts. In addition, Sona Mobile believes that it is close to completing several development initiatives, which have been driven by existing client and known market demand. Once these initiatives are completed, Sona Mobilize anticipates that further new significant business opportunities will crystallize.

Recent Transactions

In June 2005, we sold or received subscriptions for 3,848.7 shares of our Series B Convertible Preferred Stock, $.01 per share (the "Series B Preferred Stock") and warrants to purchase 962,175 shares of Common Stock (the "Warrants"). The gross proceeds from the sale of the Series B Preferred Stock and the Warrants were approximately $5.05 million. The Series B Stock ranks pari passu with the Series A Preferred Stock and is identical in all material respects to the Series A Stock except that each share of Series B Preferred Stock converts into 1,000 shares of Common Stock, or 3,848,700 in the aggregate.

Critical Accounting Policies

Sona Mobile prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of its financial statements. Management is also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. Management periodically evaluates these estimates and assumptions including those relating to revenue recognition, impairment of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, restructuring, income taxes, stock-based compensation and contingencies and litigation. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable based on specific circumstances. In the future management will review the development, selection, and disclosure of these estimates with the Audit Committee of the Board. These estimates and assumptions form the basis for judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Further, changes in accounting and legal standards could adversely affect our future operating results. Sona Mobile's critical accounting policies include: revenue recognition, impairment of goodwill and other intangible assets, allowance for doubtful accounts, capitalized software, income taxes, stock-based compensation, and contingencies and liabilities, each of which are discussed below.

•	Revenue Recognition

We follow specific and detailed guidance in measuring revenue, although certain judgments affect the application of our revenue recognition policy. These judgments include, for example, the determination of a customer's creditworthiness, whether two separate transactions with a customer should be accounted for as a single transaction, or whether included services are essential to the functionality of a product thereby requiring percentage of completion accounting rather than software accounting.

We recognize revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type

Contracts." Sona Mobile licenses software under non-cancelable license agreements. License fee revenues are recognized when (a) a non-cancelable license agreement is in force, (b) the product has been delivered, (c) the license fee is fixed or determinable and (d) collection is reasonably assured. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Residual Method Accounting. In software arrangements that include multiple elements (e.g., license rights and technical support services), Sona Mobile allocates the total fees among each of the elements using the "residual" method of accounting. Under this method, revenue allocated to undelivered elements is based on vendor-specific objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to the delivered elements. Vendor specific objective evidence of fair value for such undelivered elements is based upon the price we charge for such product or service when it is sold separately. Sona Mobile may modify its pricing practices in the future, which would result in changes to our vendor specific objective evidence. As a result, future revenue associated with multiple element arrangements could differ significantly from our historical results.

Percentage of Completion Accounting. Fees from licenses sold together with consulting services are generally recognized upon shipment of the licenses, provided (i) the criteria described in subparagraphs (a) through (d) above are met, (ii) payment of the license fee is not dependent upon performance of the consulting services, and (iii) the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or performance of services is a condition to payment of license fees, both the software license and consulting fees are recognized under the "percentage of completion" method of contract accounting. Under this method, we are required to estimate the number of total hours needed to complete a project, and revenues and profits are recognized based on the percentage of total contract hours as they are completed. Due to the complexity involved in the estimating process, revenues and profits recognized under the percentage of completion method of accounting are subject to revision as contract phases are actually completed. Historically, these revisions have not been material.

Sublicense Revenues. Sona Mobile recognizes sublicense fees as reported by its licensees. License fees for certain application development and data access tools are recognized upon direct shipment by us to the end user or upon direct shipment to the reseller for resale to the end user. If collection is not reasonably assured in advance, revenue is recognized only when sublicense fees are actually collected.

Service Revenues. Technical support revenues are recognized ratably over the term of the related support agreement, which in most cases is one year. Revenues from consulting services under time and materials contracts, and for education, are recognized as services are performed. Revenues from other contract services are generally recognized based on the proportional performance of the project, with performance measured based on hours of work performed.

•	Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets have generally resulted from our business combinations accounted for as purchases. We are required to test amounts recorded as goodwill or recorded as intangible assets with indeterminate lives, at least annually for impairment. The review of goodwill and indeterminate lived intangibles for potential impairment is highly subjective and requires us to make numerous estimates to determine both the fair values and the carrying values of our reporting units to which goodwill is assigned. If the estimated fair value of an asset is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other intangible assets including in-process research and development, and developed technology. Changes in our internal business structure, changes in our future revenue and expense forecasts, and certain other factors that directly impact valuation could result in a future impairment charge.

We continue to review other intangible assets (e.g., purchased technology) for indications of impairment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be recoverable. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows the assets are expected to generate. This methodology requires us to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates could result in impairment losses associated with other intangible assets.

Allowance for Doubtful Accounts

Whenever relevant, we maintain an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified in its portfolio of receivables. Additional allowances might be required if deteriorating economic conditions or other factors affect our customers' ability to make timely payments.

•	Capitalized Software

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes "technologically feasible." Capitalized development costs are then amortized over the product's estimated life beginning upon general release of the product. Periodically, we compare a product's unamortized capitalized cost to the product's net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product's estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs.

•	Income Taxes

We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We then record a valuation allowance to reduce deferred tax assets to an amount that likely will be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If it determines during any period that we could realize a larger net deferred tax asset than the recorded amount, it would adjust the deferred tax asset and record a corresponding reduction to its income tax expense for the period. Conversely, if management determines that we would be unable to realize a portion of our recorded deferred tax asset, it would adjust the deferred tax asset and record a charge to income tax expense for the period. Significant judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences (e.g., the income we earn within the United States) could materially impact our financial position or results of operations.

•	Stock-Based Compensation

SFAS 123, "Accounting for Stock-Based Compensation," currently encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. However, as of January 1, 2006, we will be required to apply FASB Statement 123R, Share-Based Payments, which will require us to measure compensation cost for all share-based payments at fair value.

Results of Operations

Our business is in its early stages and consequently our financial results are difficult to compare from one period to the next. We expect such period-to-period differences to continue to be significant over the next several quarters, until we have a number of full years of operations.

Since acquiring Innovations in December 2003, Sona Mobile has focused on two areas: (1) further developing and enhancing the SWP and developing an array of products for the financial services,

entertainment and general corporate market that leverage the functionality of the SWP and (2) developing a sales strategy that contemplated building teams that would develop relationships with direct customers, software manufacturers, multi service operators and wireless carriers. Since Sona Mobile had limited capital, it lacked the resources to execute this strategy quickly. Once Sona Mobile began generating operating revenue – in late 2004 – and once it raised some modest amounts of capital – in early 2005 – it was able to begin hiring the sales and marketing and administrative personnel necessary to execute on its strategy.

Comparison of three months ended June 30, 2005 and 2004

For the three months ended June 30, 2005, we had a comprehensive loss of $1 million compared to a comprehensive loss of $180,000 for the three months ended June 30, 2004. Most of this increase is attributable to the increased expenses for a sales staff and additional legal and accounting expenses. The following table compares Sona Mobile's consolidated statement of operations data for the three months ended June 30, 2005 and 2004.

	Three months ended June 30,
	2005	2004
Revenue	$123,971	$119,998
Operating expenses:
Advertising and communication	85,904	21,538
Amortization and depreciation	229,801	200,086
Office and administrative	27,634	5,770
Payroll wages and benefits	330,388	66,596
Professional and consulting fees	518,978	72,710
Software purchases	407	21,704
Total operating expenses	1,193,112	388,404
Operating (loss)	(1,069,141)	(268,406)
Interest income, net	8,862	882
Research & development tax credits	—	62,477
Net (loss)	(1,060,279)	(205,077)
Gain on currency transactions	41,325	26,738
Comprehensive (loss)	$(1,018,954)	$(178,339)

Revenue

Revenue in the second quarter of 2005 was $124,000 compared to revenue of $120,000 for the second quarter of 2004, an increase of 3.33%. 2005 revenue included $121,000 of licensing fees and $3,000 of maintenance fees. Included in 2004 revenue was a one-time $65,000 fee from Reuters/Telerate. We believe increases in wireless IT spending as well as the release of our new version of SWP Platform, MobileMarketsTM Enterprise Edition for Financial Services and our new Mobile Entertainment Portfolio will help drive revenue for the remainder of the year.

Operating expenses

Total operating expenses for the second quarter of 2005 were $1.2 million compared to $388,000 for the second quarter of 2004. Most of this increase is attributable to increases in advertising and communications expenses ($64,000), office and administrative expenses ($22,000), payroll ($265,000) and professional and consulting fees ($446,000). These increases are attributable to the growth in staff and consultants, legal and accounting fees and an increase in marketing attributable to ongoing new sales requirements and customer support for software licenses development and marketing of the SWP and related products.

Advertising and communication

Advertising and communication expenses in the second quarter of 2005 nearly quadrupled compared to the second quarter of 2004. This increase is due to two principal developments. The first is a co-marketing agreement with Forbes.com, originally signed in February 2004 but the implementation of which was delayed, to market and launch a wireless version of Forbes.com's people tracker and financial markets tracking products. We incurred approximately $60,000 of pre-launch advertising expenses. The product is expected to launch in the fourth quarter. Second, in April Sona Mobile participated in a trade show/symposium sponsored by Research in Motion, which is an important potential strategic partner due to the commercial success of its wireless devices.

Amortization and depreciation

Amortization and depreciation expenses, relating primarily to the cost of acquiring, developing and enhancing Sona's suite of products, including the Sona Wireless Platform, MobileMarkets and ServiceDesk, for the second quarter of 2005 were $230,000 for the quarter ended June 30, 2005 compared to $200,000 for the second quarter of 2004. The increase in the 2005 period is due to the fact that we wrote off the unamortized balance of these costs in the second quarter of 2005.

Office and administrative expenses

Office and administrative expenses include rent, travel, office supplies, telecommunications and similar type expenses. Most of the increase in these expenses is attributable to increases in rent and travel expenses. In the first three months of 2004 we did not have any rent expense. Also, travel expenses were significantly higher in the 2005 period as we increased our sales efforts.

Payroll wages and benefits

Payroll expenses for the 2005 period were considerably higher than they were for the comparable 2004 period, reflected an increase in the number of our employees from 9 in the second quarter of 2004 to 27 in the second quarter of 2005. Most of the increase was in sales and marketing and administrative personnel.

Professional and consulting fees

Professional and consulting fees include fees paid for legal, accounting and auditing services, as well as fees paid to consultants. In general, consultants are people who perform services for us whoa re not located in Toronto. Consultants include project managers, sales engineers and business consultants. Consulting fees also include amounts paid to our chairman and our secretary and interim chief financial officer. For the 2005 period consulting fees were $150,000 while in the 2004 period they were only $60,000. The increase reflects a greater number of consultants due to the expansion of our operations. We anticipate that most of the consultants will become employees before year end.

Research and development tax credits

Under Canadian law, Innovations is entitled to a research and development tax credit equal to approximately 20% of its research and development expenses as reflected on its tax returns. The credits reflected for the 2004 period are based on Innovations' research and development expenses reflected on its tax return for 2003. The 2004 tax return will be filed in the third quarter of 2005.

Interest income

Before the Merger, Sona Mobile had limited capital. As a result, it had only nominal interest income in 2004. Interest income in the 2005 reflects the fact that, in the Merger, Sona Mobile "inherited" PerfectData's net cash assets, which were in excess of $1 million.

Gain on currency translation

The balance sheet of Innovations, a Canadian subsidiary of Sona Mobile, is translated into U.S. dollars on the date thereof using the official exchange rate on that date. Transactions that take place during the period are translated into U.S. dollars on the date of the transaction based on the official exchange rate on that date. The resulting difference in period income is treated as gain or loss during the period due to currency translation. The fact that the gain was higher in the 2005 period compared to the 2004 period reflects the weakening of the U.S. dollar relative to the Canadian dollar.

Comparison of six months ended June 30, 2005 and 2004

For the six months ended June 30, 2005, we had a comprehensive loss of $1.75 million compared to a comprehensive loss of $460,000 for the six months ended June 30, 2004. Most of this increase is attributable to the increased expenses for sales staff and additional legal and accounting expenses relating to the Merger and the Series B Financing that were consummated in the second quarter. The following table compares Sona Mobile's consolidated statement of operations data for the six months ended June 30, 2005 and 2004.

	Six months ended June 30,
	2005	2004
Revenue	259,006	163,839
Operating expenses:
Advertising and communication	114,676	44,688
Amortization and depreciation	430,093	386,556
Office and administrative	170,407	31,472
Payroll wages and benefits	530,009	120,386
Professional and consulting fees	837,599	133,527
Software purchases	407	21,704
Total operating expenses	2,083,191	738,333
Operating (loss)	(1,824,185)	(574,494)
Interest income, net	8,862	882
Research and development tax credits	—	89,312
Net (loss)	(1,815,323)	(484,300)
Gain on currency translation	63,308	24,437
Comprehensive loss	$(1,752,015)	$(459,863)

Revenue

Revenue for the six month period ended June 30, 2005 increased 58.1% over revenue for the six month period ended June 30, 2004. Most of this increase is attributable to new engagements in the first quarter of the current year for which we received upfront development fees. In 2005, we began to detect a trend among our customers to convert one-time pilot programs with a single development fee to ongoing projects with multiple user licenses and maintenance fees.

Amortization and depreciation

The increase from $387,000 in the 2004 period to $430,000 in the 2005 period is primarily due to the write-off of the balance of the unamortized cost of the intangibles.

Office and administrative

Most of the increase in office and administrative expenses in attributable to rent -- $42,000 in the 2005 period compared to $6,500 in the 2004 period – and travel -- $155,000 in the 2005 period compared to $22,000 in the 2004 period. The increase in travel expense reflects our sales and marketing efforts.

Payroll wages and benefits

Payroll expenses for the 2005 period were considerably higher than they were for the comparable 2004 period, reflected a ramp up in our operations from 9 employees in the second quarter of 2004 to 27 employees in the second quarter of 2005.

Professional and consulting fees

Professional fees for the six month period ended June 30, 2005 were $380,000. Legal fees, which totaled $317,000, include amounts paid by Sona Mobile and PerfectData and reflect our efforts to find a suitable acquisition candidate as well as legal fees relating to preparing and filing our reports with the Securities and Exchange Commission (the "SEC"). Accounting fees of $55,000 include amounts paid for auditing services, for reviewing various reports filed with the SEC and for preparing our tax returns.

Research and development tax credits

As discussed above research and development tax credits are based on Innovations' research and development expenses as reflected on its tax returns. The company's 2004 tax returns will be filed in the third quarter. The amount of the credit will not be known until those returns are filed.

Gain on currency translation

The increase in currency translation gain reflects the weakening of the U.S. dollar relative to the Canadian dollar and the higher level of revenue in the 2005 period compared to the 2004 period.

Liquidity and Capital Resources

Through June 30, 2005, Sona Mobile had accumulated losses in excess of $2.5 million, which was financed primarily through sales of equity and debt securities. In the six-month period ended June 30, 2005, we consummated the following financing transactions:

•	In March, the holder of a $100,000 convertible promissory note issued by Sona Mobile in June 2004 converted that note into 158,730 shares of Sona Mobile's common stock. Those shares were converted into 15,873 shares of our Series A Stock in the Merger.

•	In March, Sona Mobile sold 250,000 shares of its common stock for $475,000, which shares were subsequently converted into 25,000 shares of our Series A Preferred Stock in the Merger.

•	In April, immediately before the Merger, holders of options to acquire 75,000 shares of our Common stock exercised those options generating proceeds of $51,000.

•	In June 2005, we sold or received subscriptions for 3,848.7 shares of our Series B Convertible Preferred Stock, $.01 per share (the "Series B Preferred Stock") and warrants to purchase 962,175 shares of Common Stock (the "Warrants"). The gross proceeds from the sale of the Series B Preferred Stock and the Warrants were approximately $5.05 million.

In addition, at the time of the Merger, we had a net book value of approximately $1.146 million – mostly cash and cash equivalents.

At June 30, 2005, we had total cash and cash equivalents of $5.1 million held in current and short-term deposit accounts. Our working capital as of June 30, 2005 was approximately $5.2 million, compared to Sona Mobile's negative working capital of $450,000 at December 31, 2004. Our current ratio at June 30, 2005 was 8.74 to 1 compared to Sona Mobile's current ratio of 0.4 to 1 at December 31, 2004. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities.

Overall, for the six months ended June 30, 2005, we had a net cash increase of $5.0 million attributable primarily to net cash provided by financing activities of $6.9 million offset by net cash used in operating activities of $1.8 million. The primary components of our operating cash flows are net loss adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accounts payable and scientific development tax credits. The largest component of cash flow provided by financing activities was the proceeds from the Series B Financing, which generated over $5 million in gross proceeds in the second quarter.

Capital expenditures for the six months ended June 30, 2005 were approximately $40,000, which consisted primarily of computers and communication devices.

At June 30, 2005, our only indebtedness consisted of a note payable of $10,000. This reflects the balance of the purchase price for Innovations due to Baldhead Systems. In addition, at June 30, 2005 accrued salaries to three employees, including our chief executive officer, totaled $209,000.

At June 30, 2005 we did not have any long-term commitments. Our offices in California were leased on a month-to-month basis and were closed as of May 31, 2005. Sona Mobile has a month-to-month lease in Toronto under which it pays CAN$7,600 per month. It subleases this space from Innovations' primary shareholder until the over lease expires at the end of 2006. However, Sona Mobile is only obligated to pay rent as long as it occupies the space.

Sona Mobile believes that its current cash balances will be sufficient to meet its working capital and capital expenditure requirements from the next 12 months. However, if operating expenses are higher than anticipated and/or revenue growth is slower than anticipated, Sona Mobile may be required to seek another financing sooner. Such a financing could dilute the interests of the existing stockholders or increase Sona Mobile's operating expenses. There can be no assurance that Sona Mobile will be able to obtain such a financing on acceptable terms, if at all. If Sona Mobile cannot meet its revenue and cash flow forecasts and is also unable to secure additional financing, it may have to significantly curtail its operations or take other restructuring actions.

Item 3.    Controls And Procedures

Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

We are not currently a party to any legal proceeding that we deem material.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In connection with the Merger, we issued a total of 568,140 shares of our Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Stock"); 539,733 shares were issued to the former shareholders of Sona Mobile and 28,407 were issued to Sona Mobile's financial advisor in connection with the Merger (the "Advisor"). These shares are convertible into 27,334,120 shares of our Common Stock. In issuing the shares of the Series A Stock, we relied on Section 4(2) of the Securities Act. We believe that Section 4(2) was available because the issuance did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

In April 2005 we agreed to issue 150,000 shares of Common Stock to Wachtel & Masyr LLP, our former counsel, in full payment for legal services. The shares were actually issued in June 2005. In issuing these shares of the Series A Stock, we relied on Section 4(2) of the Securities Act. We believe that Section 4(2) was available because the issuance did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

Between June 21, 2005 and July 8, 2005 we sold $5.05 million worth of our Series B Preferred Stock and the Warrants to 10 accredited investors (each an "Investor"). The Investors purchased an aggregate of 3,848.7 shares of the Series B Preferred Stock, convertible into 3,848,700 shares of our Common Stock, and Warrants to purchase an aggregate of 962,175 shares of our Common Stock at an exercise price of $1.968 per share at any time up until June 20, 2009. The sale of the Series B Preferred Stock and the Warrants were made pursuant to an exemption from securities registration afforded by the provisions of Section 4(2) and Rule 506 of Regulation D as promulgated by the Commission under the Securities Act of 1933, as amended.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

a.	Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PerfectData Corporation
(Registrant)

Date: August 26, 2005	/s/ John Bush
Chief Executive Officer

Date: August 26, 2005	/s/ Nicholas H. Glinsman
Interim Chief Financial Officer (Principal Financial Officer)