Form 10QSB
period 2005-09-30
PERFECTDATA CORP
filed 2005-11-15
CIK 719662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes            No

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2005, there were 6,584,530 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes            No

PERFECTDATA CORPORATION

FORM 10-QSB REPORT

September 30, 2005

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
PerfectData Corporation and Subsidiary
Consolidated Balance Sheet

As at September 30 2005 (unaudited)
Assets
Current:
Cash	$3,782,400
Accounts receivable (net of allowance for doubtful accounts of $26,933)	233,967
Tax credits receivable	93,493
Prepaid expenses & deposits	215,363
Total current assets	4,325,223
Property and equipment:
Computer equipment	62,556
Furniture and equipment	16,707
Less: accumulated depreciation	(20,839)
Total Property and equipment	58,424
Total assets	$4,383,647
Liabilities and Shareholders' Equity
Current:
Accounts payable	$605,144
Accrued liabilities	251,753
Deferred service revenue	23,342
Total current liabilities	880,239

Shareholders' equity:
Preferred stock – 2,000,000 shares authorized, par value$.01 per share:
Series A Convertible Preferred Stock – 600,000 shares authorized, 568,140 shares issued and outstanding (Liquidation preference – $3,250,000 in aggregate)	5,681
Series B Convertible Preferred Stock – 10,000 shares authorized, 3,848.7 shares issued and outstanding (Liquidation preference – $5,049,494 in aggregate)	38
Common Stock – 10,000,000 shares authorized, par value $.01 per share – 6,584,530 shares issued and outstanding	65,845
Common stock purchase warrants – 962,175 issued and outstanding	498,407
Additional paid-in capital	7,347,618
Accumulated other comprehensive income	(58,489)
Accumulated deficit	(4,355,692)
Total shareholders' equity	3,503,408
Total liabilities and shareholders' equity	$4,383,647

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (Continued)
PerfectData Corporation and Subsidiary
Consolidated Statements of Operations and Comprehensive Loss

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$121,315	116,804	$380,321	280,643
Operating expenses
Advertising and communication	113,419	13,416	228,095	58,104
Amortization and depreciation	15,847	35,701	431,783	106,854
Office and administrative	626,853	56,490	797,260	87,962
Payroll wages and benefits	241,742	58,694	771,751	179,080
Professional fees	218,270	24,911	548,444	46,975
Consulting fees	726,111	61,531	1,233,536	172,994
Software purchases	35,630	_-__	36,037	21,704
Total operating expenses	1,977,872	250,743	4,046,906	673,673
Operating loss	(1,856,557)	(133,939)	(3,666,585)	(393,030)
Interest income	43,009	-	51,871	882
Research and development tax credits	---	7,683	---	7,683
Net loss	$(1,813,548)	(126,256)	(3,614,714)	(384,465)
Gain (Loss) on currency translation	(96,146)	(18,086)	(32,837)	6,351
Comprehensive loss	$(1,909,694)	(144,342)	$(3,647,551)	(378,114)
Net loss per share of common stock – basic and diluted	$$0.28	$0.10	$$0.56	$0.35
Weighted average number of shares of common stock outstanding – basic and diluted	6,584,530	1,303,491	6,430,959	1,102,690

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements (Continued)
PerfectData Corporation and Subsidiary
Consolidated Statements of Cash Flows

	Nine Months ended September 30,
	2005	2004
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities
Net loss	$(3,614,714)	$(384,464)
Adjustments for:
Depreciation and amortization	432,839	106,854
Changes in non-cash working capital assets and liabilities:
Accounts receivable	(102,338)	(77,155)
Research and development tax credits receivable	(3,060)	81,387
Prepaid expenses and deposits	(197,510)	-
Accounts payable	504,735	(17,037)
Accrued liabilities	(55,942)	86,115
Deferred revenue	21,909	---
Accrued payroll	(60,898)	50,451
Net cash provided by (used in) operating activities	$(3,074,979)	$(153,849)
Investing activities
Capital Expenditures	(64,033)	(2,152)
Net cash provided by (used in) investing activities	$(64,033)	$(2,152)
Financing activities
Other comprehensive income	(32,837)	(6,351)
Convertible note payable net	(85,630)	106,937
Redeemable preferred stock	(280,000)	130,000
Proceeds from the sale of common stock	887,968	226,029
Proceeds from the issuance of Series A Preferred Stock	1,358,399	---
Proceeds from the issuance of Series B Preferred Stock and Warrants	4,516,801	---
Proceeds from the issuance of common stock purchase warrants	498,407	---
Repayment of note payable and other loans	(55,325)	(281,103)
Net cash provided by financing activities	$6,807,783	$175,512
Change in cash during the period	3,668,771	19,511
Cash, beginning of period	113,629	212
Cash, end of period	$3,782,400	$19,723

See accompanying notes to consolidated financial statements.

PerfectData Corporation and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PerfectData Corporation ("Company"), included herein have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly-owned subsidiary, Sona Mobile, Inc. ("Sona Mobile") and Sona Mobile's wholly-owned subsidiary, Sona Innovations, Inc. ("Innovations"), a Canadian company, and Sona UK, a wholly-owned subsidiary of the Company formed in the United Kingdom in September 2005. All material inter-company accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Sona Mobile audited consolidated financial statements for the year ended December 31, 2004 and the notes thereto included in Form 8-K/A filed with the United States Securities and Exchange Commission on July 5, 2005. (See note 2.) Results of consolidated operations for the interim periods are not necessarily indicative of the operating results to be attained for the entire fiscal year.

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

PerfectData Corporation and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

Note 2.    Company Background and Description of Business (Continued)

In the Merger, the Sona Mobile shareholders received an aggregate of 539,733 shares of the Company's Series A Convertible Preferred Stock (the "Series A Stock"). The conversion ratio for the Series A Stock is 48.11159 to one – meaning each share of Series A Stock converts into 48.11159 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), or a total of 25,967,413 shares of Common Stock. Sona Mobile's financial advisor in connection with the Merger (the "Advisor") received 28,407 shares of the Series A Stock, convertible into 1,366,706 shares of Common Stock. The holders of the Series A Stock vote together with the holders of the Company's Common Stock on all matters submitted for vote to the Company's shareholders on an as converted basis. As a result, the holders of the Series A Stock had 80% voting control of the Company on the Effective Date. An additional 11,389,217 shares of common stock will be issued to the holders of the Series A Stock and the Series B Stock (see note 4 below) if either of the following two conditions are satisfied: (1) if the Company, on a consolidated basis, has revenues of at least $3,000,000 and a gross profit margin of at least 50% for its fiscal year ending December 31, 2005 or (2) if the Company's aggregate revenues for 2005 and 2006 are at least $12,000,000 and the Company's gross profit margin, combined aggregate revenues and aggregate cost of revenues, for 2005 and 2006 are at least 50%.

The Series A Preferred Stock converts automatically into Common Stock at such time as the Company's stockholders approve an amendment to the Company's Certificate of Incorporation that increases the number of authorized shares of Common Stock to an amount that would permit the conversion of the Series A Preferred Stock. The Series A Preferred Stock votes with the Common Stock on all matters presented to stockholders for vote on an as converted basis.

Upon completion of the Merger, the Company's only business was the historical business of Sona Mobile, and the former Sona Mobile shareholders control the Company. The Merger was accounted for as a reverse acquisition into a public shell and a recapitalization of Sona Mobile. No goodwill was recorded in connection with the Merger and the costs were accounted for as a reduction of additional paid-in-capital. The pre-Merger financial statements of Sona Mobile are treated as the historical financial statements of the combined companies. The historical financial statements of the Company prior to the Merger are not presented. Furthermore, because Sona Mobile is deemed the accounting acquirer, the Company's historical stockholders' equity is not carried forward to the merged entity as of September 30, 2005. Immediately prior to the Merger the Company had a net asset value of $1,145,962 consisting of cash and prepaid expenses of $1,232,612 and liabilities of $86,650.

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

Sona Mobile markets its products and services principally to two large vertical markets and one broad horizontal market.

•	Financial services. One of Sona Mobile's primary focuses is to develop solutions for the data-intensive investment banking community and client-facing applications for the retail banking industry.

•	Entertainment and gaming. Sona Mobile delivers content via significant channel partners and content partners, including live streaming television, digital radio, specific theme phones, and gaming applications.

PerfectData Corporation and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

Note 2.    Company Background and Description of Business (Continued)

•	Enterprise solutions. Sona Mobile's products and services extend enterprise applications to the wireless arena, such as CRM, SFA, IT service desk, Business Continuity Protocol, all of which are delivered in compliance with the current regulatory environment.

Note 3.    Summary of Significant Accounting Policies

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles and reflect the following policies:

(a)    Principles of consolidation

The consolidated financial statements include the accounts of the Company and it's wholly-owned subsidiary, Sona Mobile and the accounts of Sona Mobile's wholly-owned subsidiary, Innovations, and the accounts of the Company's recently formed wholly owned subsidiary in the United Kingdom. All intercompany accounts and transactions have been eliminated in consolidation.

(b)    Cash and cash equivalents

Cash and cash equivalents are comprised of cash and term deposits with original maturity dates of less than 90 days. Cash and cash equivalents are stated at cost, which approximates market value, and are concentrated in two major financial institutions.

(c)    Foreign currency translation

In accordance with the provisions of SFAS No. 52 "Foreign Currency Translation," assets and liabilities denominated in a foreign currency have been translated at the period end rate of exchange. Revenue and expense items have been translated at the transaction date rate. For Sona Innovations, which utilizes its local currency (Canada) as its functional currency, the resulting translation gains and losses are included in other comprehensive income. Gains or losses resulting from foreign exchange transactions are reflected in earnings.

(d)    Property and Equipment

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

(f)    Software rights

Software rights were recorded at the excess of the purchase price for Innovations, purchased in 2003, over the fair value of that company's identifiable net tangible assets. As at June 30, 2005 the software rights were written off.

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

(i)	Research and development costs

The Company incurs costs on activities that related to research and the development of new products. Research costs are expensed as they are incurred. Costs are reduced by tax credits where applicable. Development costs for the three month and the nine month periods ended September 30, 2005 were $217,878 and $489,435, respectively. As of September 30, 2005 there were no capitalized research and development costs on the balance sheet.

Development costs to establish the technological feasibility of software applications developed by the Company are charged to expense as incurred. In accordance with FAS 86, certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, a portion of the internal labor costs and external consulting costs associated with essential wireless software development and enhancement activities are capitalized. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years.

Note 4.    Schedule of Shareholders' Equity

The schedule of shareholders' equity reflects the Merger, which was treated as a reverse acquisition with Sona Mobile as the accounting acquirer. The beginning equity is that of Sona Mobile as of December 31, 2004 and the schedule reflects the exchange of Sona Mobile's capital stock for shares of the Company's Series A Stock. The schedule also reflects the Series B Financing described below.

PerfectData Corporation and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

Note 4.    Schedule of Shareholders' Equity (Continued)

Series B Financing

In June 2005, the Company sold or received subscriptions for 3,848.7 shares of its Series B Convertible Preferred Stock, $.01 per share (the "Series B Preferred Stock") and warrants to purchase 962,175 shares of Common Stock (the "Warrants"). The gross proceeds from the sale of the Series B Preferred Stock and the Warrants were approximately $5.05 million. The Series B Stock ranks pari passu with the Series A Preferred Stock and is identical in all material respects to the Series A Preferred Stock except that each share of Series B Preferred Stock converts into 1,000 shares of Common Stock, or 3,848,700 in the aggregate.

PerfectData Corporation and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

Note 4.    Schedule of Shareholders' Equity (Continued)

	Common Stock		Series A redeemable preferred stock (old series A)		Warrants on Common Stock		Series A & Series B Convertible Preferred Stock		Additional paid-in Capital	Accumulated Comprehensive Income Amount	Accumulated Deficit	Total Shareholder's Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	1,558,177	$450,459							$205,555	$(25,652)	$(740,980)	$(110,617)

Sona Series A redeemable preferred stock carried as a liability			2,327,779	$280,000								280,000

Sona common stock issued prior to reverse merger	2,014,849	683,707										683,707

Convertible note Conversion	158,730	70,420										70,420

Common stock acquired in the reverse merger	6,584,530	65,845							1,213,996			1,279,841

Exchange of stock pursuant to merger	(3,715,256)	(1,204,586)	(2,327,779)	(280,000)					1,478,905			(5,681)

Issuance of Series A Convertible Preferred Stock							568,140	$5,681				5,681

Redemption/ Cancellation of shares	(16,500)

Cost of financing reverse merger									(67,563)			(67,563)

Issuance of Series B Convertible Preferred Stock							3,849	38	4,551,021			4,551,059

Common stock purchase warrants issued pursuant to Series B Financing					962,175	$498,407						498,407

Costs of Series B Financing									(34,295)			(34,295)

Other comprehensive income										(32,837)		(32,837)

Net loss											(3,614,714)	(3,614,714)

Balance at September 30, 2005	6,584,530	$65,845	0	0	962,175	$498,407	571,989	$5,719	$7,347,619	$(58,489)	$(4,355,693)	$3,503,408

PerfectData Corporation and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

Note 5.    Earnings per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.

The calculation of diluted earnings per share did not include 27,334,119 shares of common stock issuable upon the conversion of the series A preferred stock, 3,848,700 shares of common stock issuable upon the conversion of the series B preferred stock, or 249,000 shares of common stock issuable upon the exercise of options, as their inclusion would be antidilutive.

Note 6.    Lease Commitments

The Company leases office space in Toronto, Ontario, New York, New York, Boulder, Colorado, and London, United Kingdom. The Company also leases certain office equipment. Lease commitments by year are as follows.

Future Lease Commitments by Year
(US$)

	2005	2006	2007	2008	2009	2010	2011
Office Space Leases:
United States	$99,195	$445,723	$449,534	$67,938	$74,732	$62,059	—
Canada	20,442	182,727	207,295	207,295	207,295	207,295	138,196
United Kingdom	8,417	5,612
Total Office Space	128,054	634,062	656,829	275,233	282,027	269,354	138,196
Office Equipment	887	3,549	3,549	3,549	3,549	592
Total Lease Commitments	$128,941	$637,611	$660,378	$278,782	$285,576	$269,946	$138,196

Note 7.    Share Capital

On the Effective Date, the Company issued 568,140 shares of its Series A Stock in connection with the Merger.

In June 2005 the Company sold or had received subscriptions for 3,849 shares of its Series B Stock and 962,175 common stock purchase warrants (the "Warrants"). The total proceeds from this financing were $5,049,466. The Warrants were valued at $498,407 using the Black-Scholes option pricing formula and the closing stock price on June 20, 2005, the date of the Series B Financing. All subscription amounts were received by September 30, 2005.

The Company had 6,359,530 shares of its Common Stock outstanding as of December 31, 2004. Between January 1, 2005 and the Effective Date, the Company issued an additional 225,000 shares of Common Stock – 150,000 shares in payment of legal fees and 75,000 upon exercise of stock options.

Note 8.    Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable, and notes payable. The Company is subject to credit risk with respect to its accounts receivable to the extent that debtors do not meet their obligations. The Company monitors the age of its accounts receivable and may delay development or terminate information fees if debtors do not meet payment terms. The fair values of all financial instruments approximates book values.

PerfectData Corporation and Subsidiary
Notes to Consolidated Financial Statements (unaudited)

Note 8.    Financial Instruments (Continued)

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

At September 30, 2005 the Company had net deferred tax assets of approximately $1,735,000 arising from the net operating loss carryforwards. These deferred tax assets are fully offset by valuation allowances. Due to the change in control provisions under U.S. tax laws, which may apply to the Company as a result of the Merger, the utilization of net operating losses to offset future taxable income may be limited under U.S. tax laws.

Note 10.    Commitments

On December 29, 2004, Innovations signed a letter of intent to acquire the assets and employee contracts of Smart Video Canada Inc. for $83,195 ($100,000 Canadian). An initial deposit of $4,160 ($5,000 Canadian) was paid as at December 31, 2004, a second payment of $42,500 was paid in the third quarter of 2005. The initial deposit and second payment are carried as a prepaid expense on the Company's September 30, 2005 balance sheet.

Note 11.    Amounts due to Affiliated Parties

Accrued liabilities include an amount of approximately $83,000 due to an officer of the Company and an amount of approximately $22,000 owed to a former employee of the Company.

Note 12.    Subsequent Event

PerfectData's Board of Directors approved option grants to the Company's employees, executives and certain consultants to purchase 1,700,000 shares of the Company's common stock with a grant date of October 13, 2005, at the market price on that date.

Note 13.    Segmented Information

The Company operates in Canada, the United States and the United Kingdom. All revenues are currently from the Canadian subsidiary. The Company has commenced sales and marketing efforts in the United States and the United Kingdom.

Item 2.    Management's Discussion and Analysis and Plan of Operation

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

The financial statements included in this report consolidate our historical financial statements with those of Sona Mobile after giving effect to the Merger as a reverse merger transaction with Sona Mobile deemed to be the accounting acquirer. No goodwill or other intangibles were recorded.

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

Sona Mobile markets its products and services principally to two large vertical markets and one broad horizontal market.

•	Financial services. One of Sona Mobile's primary focuses is to develop solutions for the data-intensive investment banking community and client-facing applications for the retail banking industry.

•	Entertainment and gaming. Sona Mobile delivers content via significant channel partners and content partners, including live streaming television, digital radio, specific theme phones, and gaming applications.

•	Enterprise solutions. Sona Mobile's products and services extend enterprise applications to the wireless arena, such as CRM (customer relationship management), SFA (sales force automation), IT service desk, Business Continuity Protocol, all of which are delivered in compliance with the current regulatory environment.

Business Trends

The market demand for mobile and wireless solutions, both at the enterprise and consumer levels, continues to grow rapidly. PerfectData believes that it is well-positioned to exploit this opportunity with various focused initiatives, ranging from direct and channel sales to the enterprise market, combined with partnership and joint venture agreements with content providers to satisfy the significant growth in demand from the consumer market for these types of services.

Approximately two-thirds of PerfectData's revenue for the nine-month period ended September 30, 2005 resulted from project work and approximately one-third from continuing license subscriptions. Much of the project work is attributable to new engagements in the first quarter of 2005 for which we received upfront development fees. In the third quarter of 2005, that ratio is approximately 50% license subscriptions and 50% projects. The trend among our customers as 2005 progresses is to convert from one-time pilot programs with a single development fee to ongoing projects with multiple user licenses and maintenance fees. In addition, PerfectData's new version of Sona Wireless Platform, MobileMarkets Enterprise Edition, is currently in trials in ten major financial institutions, however there are no assurances that these trials will result in future revenue. As these trials progress and new leads are generated, PerfectData anticipates that further new significant business opportunities will emerge.

Critical Accounting Policies

PerfectData prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of its financial statements. Management is also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. Management periodically evaluates these estimates and assumptions including those relating to revenue recognition, impairment of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, restructuring, income taxes, stock-based compensation and contingencies and litigation. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable based on specific circumstances. On a periodic basis, we disclose the development, selection, and financial statement disclosure of these estimates to the Audit Committee of the Board. These estimates and assumptions form the basis for judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Further, changes in accounting and legal standards could adversely affect our future operating results. PerfectData's critical accounting policies include: revenue recognition, impairment of goodwill and other intangible assets, allowance for doubtful accounts, capitalized software, income taxes, stock-based compensation, and contingencies and liabilities, each of which are discussed below.

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

We continue to review other intangible assets (e.g., purchased technology) for indications of impairment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be recoverable. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows the assets are expected to generate. This methodology requires us to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates could result in impairment losses associated with other intangible assets. As of September 30, 2005, all intangible assets have been written off.

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

Since acquiring Innovations in December 2003, Sona Mobile has focused on two areas: (1) further developing and enhancing the SWP and developing an array of products for the financial services, entertainment and general corporate market that leverage the functionality of the SWP and (2) developing a sales strategy that contemplated building teams that would develop relationships with direct customers, software manufacturers, multi service operators and wireless carriers. Since Sona Mobile had limited capital, it lacked the resources to execute this strategy quickly. Once Sona Mobile began generating operating revenue – in late 2004 -- and once it raised some modest amounts of capital – in early 2005 – it was able to begin hiring the sales and marketing and administrative personnel necessary to execute on its strategy.

Comparison of three months ended September 30, 2005 and 2004

For the three months ended September 30, 2005, we had a comprehensive loss of $1.9 million compared to a comprehensive loss of $144,000 for the three months ended September 30, 2004. Most of this increase is attributable to increased expenses for an expanded sales and marketing effort and additional legal and accounting expenses. The following table compares Sona Mobile's consolidated statement of operations data for the three months ended September 30, 2005 and 2004.

	3 months ended September 30
	2005	2004
Revenue	121,315	116,804
Operating expenses:
Advertising and communication	113,419	13,416
Amortization and depreciation	15,847	35,701
Office and administrative	626,853	56,490
Payroll wages and benefits	241,742	58,694
Professional fees	218,270	22,911
Consulting fees	726,111	63,531
Software purchases	35,630	—
Total operating expenses	1,977,872	250,743
Operating income/(loss)	(1,856,557)	(133,939)
Interest income	43,009	—
Research & development tax credits	—	7,683
Net income/(loss)	(1,813,547)	(126,256)
Gain/(loss) on currency translation	(96,146)	(18,086)
Comprehensive income/(loss)	(1,909,694)	(144,342)

Revenue

Revenue in the third quarter of 2005 was $121,000 compared to revenue of $117,000 for the third quarter of 2004, an increase of 4%. 2005 revenue included $113,000 of licensing fees and $8,000 of maintenance fees. Approximately 50% of the revenue is attributable to continuing license subscriptions and the balance relates to new projects begun this quarter and recognition of deferred revenue for projects in progress. Our new version of Sona Wireless Platform, MobileMarkets Enterprise Edition is currently in trials in ten major financial institutions. We believe continuing increases in wireless IT spending and our continuing sales and marketing efforts will help drive revenue into 2006.

Operating expenses

Total operating expenses for the third quarter of 2005 were $1.98 million compared to $251,000 for the third quarter of 2004. Most of this increase is attributable to increases in advertising and communications expenses ($100,000), office and administrative expenses ($570,000), payroll ($183,000), legal and accounting fees ($195,000) and consulting fees ($662,000). These increases are primarily attributable to the growth in sales, marketing, and software development staff to support an expanded effort to market and sell the Sona Wireless Platform and related products. The increased legal and accounting fees relate to the preparation and filing of the proxy, form 10-QSB, and general corporate governance related to being a public company.

Advertising and communication

Advertising and communication expenses in the third quarter of 2005 increased by $100,000 compared to the third quarter of 2004. This increase is due to an increased investment in marketing related to the launch and promotion of the Sona Wireless Platform and related products. These funds were spent on printing and production of product and company brochures, public relations agency fees and participation in trade shows.

Amortization and depreciation

Amortization and depreciation expenses, relating primarily to the cost of acquiring, developing and enhancing Sona's suite of products, including the Sona Wireless Platform, MobileMarkets and ServiceDesk, was $15,000 for the quarter ended September 30, 2005, compared to $36,000 for the quarter ended September 30, 2004. The decrease in the third quarter of 2005 versus the third quarter of 2004 is due to the fact that we wrote off the unamortized balances of the software rights and deferred development costs in the second quarter of 2005. Third quarter 2005 expenses in this category consist entirely of depreciation of fixed assets.

Office and administrative expenses

Office and administrative expenses include rent, travel, office supplies, telecommunications and similar type expenses. Notable increases in this category include rent ($89,000) due to rent commitments in New York and London, travel and entertainment ($193,000) and telecommunication ($59,000) due to the increase in the number of employees and consultants. General office expenses including office supplies, insurance, postage and other miscellaneous expenses also increased approximately $80,000, also due to the new offices and increase in the number of employees. During the third quarter of 2005, we leased office space in New York and London to support our increased sales, marketing and development staff.

Payroll wages and benefits

Payroll expenses for the quarter ended September 30, 2005 were considerably higher ($183,000) than they were for the comparable 2004 period, reflecting an increase in the number of employees from 7 in the third quarter of 2004 to 38 in the third quarter of 2005. Most of the increase in personnel was in sales, marketing, development, and administration.

Professional fees

Legal, professional and accounting expenses increased by $195,000 in the third quarter of 2005 compared to the third quarter of 2004. Most of this increase ($142,000) is attributable to legal and accounting fees related to post-merger quarterly and annual public company SEC filings. The remainder of the increase ($53,000) relates primarily to recruiting fees for the hiring of employees.

Consulting fees

Consulting fees are primarily related to payments to people who perform services for us who are not located in Toronto. Consultants include project managers, sales engineers and business consultants. Consulting fees also include amounts paid to our chairman and our secretary and interim chief financial officer. For the 2005 third quarter period consulting fees were $726,000 while in the 2004 period they were only $63,000. The increase reflects a greater number of consultants due to the expansion of our sales, marketing and development efforts. We anticipate that most of the consultants will become employees by year end.

Research and development tax credits

Under Canadian law, Innovations is entitled to a research and development tax credit equal to approximately 20% of its research and development expenses as reflected on its tax returns. The credits reflected for the 2004 period are based on Innovations' research and development expenses reflected on its tax return for 2003. The 2004 tax return will be filed in the fourth quarter of 2005.

Interest income

Before the Merger, Sona Mobile had limited capital. As a result, it had only nominal interest income in 2004. Interest income in 2005 reflects the fact that, in the Merger, Sona Mobile acquired PerfectData's net cash assets, which were in excess of $1 million, and subsequently raised in excess of $5 million through the sale of series B preferred stock at the end of the second quarter. Interest income is derived from investing these funds in short-term liquid investments.

Loss on currency translation

The balance sheet of Innovations, a Canadian subsidiary of Sona Mobile, is translated into U.S. dollars on the date thereof using the official exchange rate on that date. Transactions that take place during the period are translated into U.S. dollars on the date of the transaction based on the official exchange rate on that date. The resulting difference in period income is treated as gain or loss during the period due to currency translation. The fact that the loss was higher in the 2005 period compared to the 2004 period reflects the strengthening of the U.S. dollar relative to the Canadian dollar. Balances payable from Innovations to Perfect Data are denominated in U.S. dollars and account for the majority of the exchange loss in 2005.

Comparison of nine months ended September 30, 2005 and 2004

For the nine months ended September 30, 2005, we had a comprehensive loss of $3.65 million compared to a comprehensive loss of $378,000 for the nine months ended September 30, 2004. Most of this increase is attributable to increased expenses for an expanded sales and marketing effort, and to the additional legal and accounting expenses relating to the Merger and the Series B Financing that were consummated in the second quarter, as well as to the cost of quarterly and annual public company filings. The following table compares Sona Mobile's consolidated statement of operations data for the nine months ended September 30, 2005 and 2004.

	9 months ended September 30
	2005	2004
Revenue	380,321	280,643
Operating expenses:
Advertising and communication	228,095	58,104
Amortization and depreciation	431,783	106,854
Office and administrative	797,260	87,962
Payroll wages and benefits	771,751	179,080
Professional fees	548,444	46,975
Consulting fees	1,233.536	172,994
Software purchases	36,037	21,704
Total operating expenses	4,046,906	673,673
Operating income/(loss)	(3,666,585)	(393,030)
Interest income	51,871	882
R&D tax credits/(expense)	—	7,683
Net income/(loss)	(3,614,713)	(384,465)
Gain/(loss) on currency translation	(32,837)	6,351
Comprehensive income/(loss)	(3,647,551)	(378,114)

Revenue

Revenue, $380,321 for the nine month period ended September 30, 2005, increased 36% from $280,643, for the nine month period ended September 30, 2004. Most of this increase is attributable to new engagements in the first quarter of the current year for which we received upfront development fees. For the nine-month period ended September 30, 2005, approximately two-thirds of our revenue resulted from project work and approximately one-third from continuing license subscriptions. In the third quarter of 2005, that ratio is approximately 50% license subscriptions and 50% projects. The trend among our customers as 2005 progresses is to convert from one-time pilot programs with a single development fee to ongoing projects with multiple user licenses and maintenance fees.

Advertising and communication

Advertising and communication expenses in the first nine months of 2005 increased by $170,000 compared to the third quarter of 2004. This increase is due to increased investment in marketing related to the launch and promotion of Sona Wireless Platform and related products, including printing and production of product and company brochures, public relations agency fees and participation in trade shows.

Amortization and depreciation

The increase from $107,000 in the 2004 nine month period to $432,000 in the 2005 nine month period is primarily due to the write-off of the balance of the unamortized cost of the intangibles in the second quarter of 2005.

Office and administrative

Office and administrative expenses increased by over $700,000 from the 2004 nine month period. Most of the increase in office and administrative expenses is attributable to rent -- $140,000 in the 2005 nine month period compared to $13,000 in the 2004 nine month period – and travel -- $329,000 in the 2005 nine month period compared to $19,000 in the 2004 nine month period. The increase in travel expense reflects the increased sales and marketing efforts and the hiring of employees and sales consultants. Telecommunications also increased by approximately $80,000 over the similar 2004 period.

Payroll wages and benefits

Payroll expenses for the 2005 nine month period were considerably higher ($592,000) than they were for the comparable 2004 period reflecting an increase from 7 employees at the end of the nine month period of 2004 to 38 employees at the end of the nine month period of 2005. The increased employment was in sales, marketing, development, and administration.

Professional fees

Legal, professional and accounting fees for the nine-month period ended September 30, 2005 were $548,000. Legal fees, which totaled $372,000, include amounts paid by Sona Mobile and PerfectData and reflect our efforts to find a suitable acquisition candidate, legal fees related to preparing and filing our reports with the Securities and Exchange Commission (the "SEC"), and general corporate governance related to being a public company. Accounting fees of $103,000 include amounts paid for auditing services, for reviewing various reports filed with the SEC and for preparing our tax returns.

Consulting fees

Consulting fees for the nine month period ended September 30, 2005 were $1.2 million compared to $173,000 in the 2004 period. Consulting fees also include management fees paid to our chairman and our secretary and interim chief financial officer. We anticipate that most of the consultants will become employees by the end of this year.

Research and development tax credits

As discussed above research and development tax credits are based on Innovations' research and development expenses as reflected on its tax returns. The company's 2004 tax returns will be filed in the fourth quarter. The amount of the credits will not be known until those returns are filed.

Gain/Loss on currency translation

The loss on currency translation in 2005 versus the small gain on translation in 2004 reflects the weakening of the U.S. dollar relative to the Canadian dollar in 2005. Balances on the Canadian subsidiary, Innovations, payable to the U.S. parent company, Perfect Data are denominated in U.S.dollars and contribute to the majority of this loss.

Liquidity and Capital Resources

Through September 30, 2005, Sona Mobile had accumulated losses of approximately $4.3 million, which was financed primarily through sales of equity securities. In the nine month period ended September 30, 2005, we consummated the following financing transactions:

•	In March, the holder of a $100,000 convertible promissory note issued by Sona Mobile in June 2004 converted that note into 158,730 shares of Sona Mobile's common stock. Those shares were converted into our Series A Preferred Stock in the Merger.

•	In March, Sona Mobile sold 250,000 shares of its common stock for $475,000, which shares were subsequently converted into 25,000 shares of our Series A Preferred Stock in the Merger.

•	In April, immediately before the Merger, holders of options to acquire 75,000 shares of our Common stock exercised those options generating proceeds of $51,000.

•	In June 2005, we sold or received subscriptions for 3,848.7 shares of our Series B Convertible Preferred Stock, $.01 per share (the "Series B Preferred Stock") and warrants to purchase 962,175 shares of Common Stock (the "Warrants"). The gross proceeds from the sale of the Series B Preferred Stock and the Warrants were approximately $5.05 million.

In addition, at the time of the Merger, we had a net book value of approximately $1.146 million – mostly cash and cash equivalents.

At September 30, 2005, we had total cash and cash equivalents of $3.8 million held in current and short-term deposit accounts. Our working capital as of September 30, 2005 was approximately $3.4 million, compared to Sona Mobile's negative working capital of $450,000 at December 31, 2004. Our current ratio at September 30, 2005 was 4.9 to 1 compared to Sona Mobile's current ratio of 0.4 to 1 at December 31, 2004. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities.

Overall, for the nine months ended September 30, 2005, we had a net cash increase of $3.7 million attributable primarily to net cash provided by investing and financing activities of $6.8 million offset by net cash used in operating activities of $3.1 million. The primary components of our operating cash flows are net loss adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, and accounts payable. The largest component of cash flow provided by financing activities was the proceeds from the Series B Financing, which generated over $5 million in gross proceeds of which approximately $4.7 was realized in the second quarter and $300,000 in the third quarter.

Capital expenditures for the nine months ended September 30, 2005 were approximately $64,000, which consisted primarily of computers and communication devices.

At September 30, 2005, Perfect Data had no indebtedness. We owed accrued salaries to two employees, including our chief executive officer for a total of $108,000.

At September 30, 2005 we had long-term commitments relating to office leases in New York, Toronto and London, as well as some small amounts for office equipment leases. In Toronto, we have committed to lease new office space commencing in January 2006 through to August 2011. The current Toronto lease expires in April 2006. In New York, we have recently signed an office lease which runs through December 2007 and in London, a short-term lease which runs to March 2006.

We believe that our current cash balances will be sufficient to meet our working capital and capital expenditure requirements for the next 12 months. However, if operating expenses are higher than anticipated and/or revenue growth is slower than anticipated, we may be required to seek additional financing sooner. Such a financing could dilute the interests of the existing shareholders or increase our operating expenses. There can be no assurance that we will be able to obtain such a financing on acceptable terms, if at all. If we cannot meet our revenue and cash flow forecasts and are also unable to secure additional financing, we may have to significantly curtail our operations or take other restructuring actions.

Item 3.    Controls And Procedures

Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of

Item 3.    Controls And Procedures (Continued)

the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Company's management, including its chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

a.	Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PerfectData Corporation (Registrant)

Date: November 14, 2005	/s/ John Bush Chief Executive Officer

Date: November 14, 2005	/s/ John C. Rudy Chief Financial Officer (Principal Financial Officer)