Form 10KSB/A
period 2005-03-31
SONA MOBILE HOLDINGS CORP
filed 2006-02-01
CIK 719662

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

                           COMMISSION FILE NO. 0-12817

                           SONA MOBILE HOLDINGS CORP.
                          F/K/A PERFECTDATA CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                      Delaware                            95-3087593
--------------------------------------------------------------------------------
  (State or Other Jurisdiction of                        (IRS Employer
   Incorporation or Organization)                      Identification  No.)

                    825 Third Avenue New York, New York 10022
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (805) 581-4006
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                      None
--------------------------------------------------------------------------------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
--------------------------------------------------------------------------------
                                  Common Stock
--------------------------------------------------------------------------------
                              (Title of Each Class)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

[X] YES    [ ] No

     Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's

knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this
Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $326,000 (all from discontinued operations from April 1 to May 31, 2004).

As of April 19, 2005, the aggregate market value of the voting stock held by nonaffiliates of the issuer prior to the Merger described in this Form 10-KSB, was $8,703,896.

As of May 23, 2005, the issuer had 6,584,530 shares of Common Stock outstanding.

                                EXPLANATORY NOTE

This Form 10-KSB/A is being filed to amend the Perfectdata Corporation, now known as Sona Mobile Holdings Corp. (the "Company"), Annual Report on Form
10-KSB for the fiscal year ended March 31, 2005 The amendment arose out of a letter of comment dated January 13, 2006 received from the staff of the
Securities and Exchange Commission. Generally, no attempt has been made in this
Form 10-KSB/A to modify or update other disclosures presented in the original report on Form 10-KSB, except as required to meet the staff's comments. This
Form 10-KSB/A does not reflect events occurring after the filing of the original
Form 10-KSB or modify or update those disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-KSB with the Securities and Exchange Commission on March 31, 2005. The following item has been amended:

                         ANNUAL REPORT ON FORM 10-KSB/A
                                 MARCH 31, 2005

                                TABLE OF CONTENTS

                                                                            Page
                                     PART II

Item 8A         Controls and Procedures                                       4

2

                                     PART II

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Prior to the Closing Date, the Company had a Chief Executive Officer and a
Chief Financial Officer/Chief Accounting Officer, constituting all of the then management, and, during the reporting period, four employees to conduct operations. The then Chief Executive Officer and Chief Financial Officer/Chief
Accounting Officer performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March
31, 2005. Because of its small size and limited number of personnel, the Company did not have elaborate written procedures, nor did then management believe that elaborate written procedures were necessary to ensure accurate reporting in the
Company's periodic reports. In making their evaluation, the Chief Executive
Officer and Chief Financial Officer/Chief Accounting Officer consulted with the
Company's then outside counsel. Based on that evaluation, the Chief Executive
Officer and Chief Financial Officer/Chief Accounting Officer concluded that the
Company's disclosure controls and procedures were effective, as of March 31,
2005 to ensure that information required to be disclosed in the reports that the
Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time limits specified in the Commission's rules and forms, and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange is accumulated and communicated to the Company's management, including the
Company's principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. The evaluation by the
Chief Executive Officer and the Chief Financial Officer/Chief Accounting Officer
was reported to Bryan Maizlish, the sole remaining member of the Audit
Committee, in connection with his review of this Annual Report prior to its filing.

CHANGES IN INTERNAL CONTROLS

     There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's the fourth quarter that materially affected, or were reasonably likely to affect, the Company's internal controls over internal controls.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SONY MOBILE HOLDINGS CORP.
                                       f/k/a PerfectData Corporation

                                   By: /s/ John Bush
                                       -----------------------------------------
                                       John Bush, Authorized Officer and
                                       Principal Executive Officer

Date: February 1, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this
Report has been signed below by the following persons on behalf of the
Registrant and in the capacities indicated on February 1, 2006.

                SIGNATURE                                 TITLE
------------------------------------------  ------------------------------------

              /s/ John Bush                 President, Chief Executive Officer,
------------------------------------------  and Director (Principal Executive
                John Bush                   President, Chief Executive Officer
                                            and Director Officer (Principal
                                            Executive Officer))

              /s/ John Rudy                 Vice President and Chief Financial
------------------------------------------  Officer (Principal Financial and
                John Rudy                   Accounting Officer)

                                            Director
------------------------------------------
             Bryan Maizlish

            /s/ Shawn Kreloff               Chariman of the Board and Director
------------------------------------------
              Shawn Kreloff

        /s/ Nicholas H. Glinsman            Director
------------------------------------------
          Nicholas H. Glinsman

        /s/ Frank J. Fanzilli, Jr,          Director
------------------------------------------
          Frank J. Fanzilli, Jr

                                            Director
------------------------------------------
              Paul C. McAleese

         /s/ Michael Castellano             Director
------------------------------------------
          Michael P. Castellano

         /s/ Joseph V. Vittoria             Director
------------------------------------------
            Joseph V. Vittoria