Form 10QSB/A
period 2005-06-30
SONA MOBILE HOLDINGS CORP
filed 2006-02-02
CIK 719662

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                         Commission file Number: 0-12817

                           SONA MOBILE HOLDINGS CORP.
                          F/K/A PERFECTDATA CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

--------------------------------------------------------------------------------
               Delaware                               95-3087593
--------------------------------------------------------------------------------
    (State or other jurisdiction of                (I.R.S. employer
     incorporation of organization                identification no.)
--------------------------------------------------------------------------------

                    825 Third Avenue New York, New York 10022
        -----------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (805) 581-4006
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [ ]           No [X]

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 2005, there were 6,584,530 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes [ ]  No [X]

                                 EXPLANTORY NOTE

This Form 10-QSB/A is being filed to amend the PerfectData Corporation, now known as. (the "Company") Quarterly Report on Form 10-QSB for the quarter ended
June 30, 2005. The amendment arose out of a letter of comment dated January 13,
2006 received from the staff of the Securities and Exchange Commission.

Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB, except as required to meet the staff's comments. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB or modify or update those disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form
10-QSB with the Securities and Exchange Commission on August 26, 2005. The
following item have been amended:

                           SONA MOBILE HOLDINGS CORP.
                          F/K/A PERFECTDATA CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                  JUNE 30, 2005

                                TABLE OF CONTENTS

                                                                          Page
                          PART I-FINANCIAL INFORMATION

Item 3          Controls and Procedures                                    3

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rules
13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer that the Company's disclosure controls and procedures were effective, as of the Evaluation Date to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time limits specified in the
Commission's rules and forms, and to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange is accumulated and communicated to the Company's management, including the
Company's principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     There were no changes in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SONA MOBILE HOLDINGS CORP.
                                     f/k/a PerfectData Corporation
                                     -------------------------------------------
                                     (Registrant)

Date:    February 1, 2006            /s/ John Bush
                                     -------------------------------------------
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

Date:    February 1, 2006            /s/ John Rudy
                                     -------------------------------------------
                                     Vice President  and Chief Financial Officer
                                     (Principal Financial Officer)