Form 10KSB
period 2005-12-31
SONA MOBILE HOLDINGS CORP
filed 2006-03-31
CIK 719662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Commission File Number 000-12817

SONA MOBILE HOLDINGS CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	95-3087593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Third Avenue, New York, New York 10022

(Address of principal executive office)

(866) 274-4040

(Issuer’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No

Issuer’s revenues for its most recent fiscal year: $565,489.

As of March 28, 2006, the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $59.4 million. The market value of the Issuer’s voting stock was computed by reference to the average of the closing bid and asked prices of the Issuer’s Common Stock on such date.

As of March 28, 2006, there were 40,316,710 shares of the Issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format.    Yes     No

SONA MOBILE HOLDINGS CORP

YEAR ENDED DECEMBER 31, 2005
FORM 10-KSB

ANNUAL REPORT

TABLE OF CONTENTS

Part I.
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Part II.
Item 5.	Market for Common Equity and Related Stockholders Matters
Item 6.	Management's Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Item 8B	Other Information
Part III.
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services
Signatures

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are ‘‘forward-looking statements’’ within the meaning of Section 21E of the Securities and Exchange Act of 1934 regarding the plans and objectives of management for future operations and market trends and expectations. The words ‘‘expect,’’ ‘‘believe,’’ ‘‘plan,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘anticipate,’’ ‘‘propose,’’ ‘‘seek’’ and similar words and variations thereof, when used, are intended to specifically identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in this report and other documents we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K.

The terms ‘‘we’’, ‘‘our’’, ‘‘us’’, and derivatives thereof, as used herein refer to Sona Mobile Holdings Corp., a Delaware corporation, and its subsidiaries and its predecessor, Sona Mobile, Inc., a State of Washington corporation. (‘‘Sona-Washington’’).

Item 1.	Description of Business

Introduction

We are a Wireless Software and Service Provider specializing in value-added services to data-intensive vertical and horizontal market segments. Through our subsidiaries, we develop, market and sell wireless data application software for mobile devices in the rapidly growing wireless data marketplace. Our revenues consist project, licensing and support fees relating to the Sona Wireless Platform™ ("SWP") and related end-user wireless application software products made available to enterprises and cellular operators.

Our predecessor, Sona-Washington, commenced operations in November 2003. On April 19, 2005 (the ‘‘Merger Date’’) , pursuant to an Agreement and Plan of Merger dated as of March 7, 2005 (the ‘‘Merger Agreement’’), Sona-Washington, merged with and into PerfectData Acquisition Corporation (‘‘Merger Sub’’), a Delaware corporation and a wholly-owned subsidiary of PerfectData Corporation, a then inactive publicly held Delaware corporation (‘‘PerfectData’’). In connection with the merger (the ‘‘Merger’’), on the Merger Date,

•	PerfectData’s directors and officers resigned and Sona-Washington’s nominees were elected to our Board of Directors; and officers designated by Sona-Washington were elected by our Board; and

•	the former shareholders of Sona-Washington received shares of our Series A Convertible Preferred Stock (the ‘‘Series A Preferred Stock’’), convertible into shares of our Common Stock representing approximately 76% of our then issued and outstanding Common Stock on a fully diluted basis.

As a result, the Merger has been accounted for as a reverse merger with Sona-Washington deemed to be the accounting acquirer. In connection with the merger, Merger Sub changed its name to Sona Mobile, Inc. and, on November 17, 2005, we changed our corporate name from PerfectData to Sona Mobile Holdings Corp. See Part II, Item 6, ‘‘Management’s Discussion and Analysis or Plan of Operation.’’

We market our products and services principally to two large vertical markets:

•	Financial services and enterprise software. Our products and services extend enterprise applications to the wireless arena, such as customer relationship management systems, sales force automation systems, information technology (IT) service desk and business continuity protocols, all of which we believe are delivered in compliance with the current regulatory environment. One of our primary focuses is to develop software for the data-intensive investment banking community and client-facing applications for the retail banking industry.

•	Media, entertainment and gaming. We propose to deliver content via significant channel partners and content partners, including live streaming television, digital radio, specific theme phones and gaming applications.

We have sales offices in New York, London and Toronto and research and development operations in Boulder, Colorado and Toronto. Our principal executive office is located at 825 Third Avenue, 32nd Floor, New York, New York 10022 and our telephone number is (866) 274-4040. Our Web address is www.sonamobile.com.

Mission Statement

Our mission is to allow widely distributed enterprise employees to use the standards based Sona Wireless Platform™ (‘‘SWP’’), a secure client-server wireless development environment, to achieve real-time wireless transactional solutions to their business problems, and to ultimately become the de facto industry standard. We believe that wireless services will have a direct and positive impact on those these enterprises and on carriers who are able to adapt to the evolution of wireless business applications. We believe that this business dynamic will become the natural extension to existing business systems, platforms and technologies.

Our value proposition is based on the fact that today's workspace has expanded far beyond the desk. In today's highly competitive global economy, business is conducted everywhere, from airports and convention centers to construction sites and distribution facilities. In a constantly evolving technological business environment, wireless tools are quickly becoming a necessity and not simply ‘‘nice to have.’’ People need access to relevant business content on mobile devices. Our wireless software products transform handheld devices into easy-to-use, secure and reliable pocket-sized computers. By giving mobile workforces the power to connect to existing enterprise systems, we help businesses reach a new level of efficiency. Employees are now capable of interacting with corporate databases and accessing applications or mission-critical business information to mobile devices, whether it is marketplace information, order forms or even live streaming TV feeds.

Since our inception, we have understood that to be a leader in the wireless application software workspace we would need to balance the current market requirement for cutting edge vertical application software with the need to eventually deliver a development platform for enterprise and carrier applications. With this in mind, we have identified specific market segments in the wireless arena that demand real-time, live and accurate information, and which also require transactional capabilities and interaction with this information in order to help generate our initial commercial successes.

The market demand for mobile and wireless application software, both at the enterprise and consumer levels, continues to grow rapidly. We believe that we are well-positioned to exploit this opportunity with various focused initiatives, ranging from direct and channel sales efforts to the enterprise market, combined with anticipated strategic alliance and joint venture agreements with content providers, to satisfy the significant growth in demand from the consumer market for these types of services.

Growth Strategy

In the highly competitive wireless application software market, we believe that our principal competitive advantages are our focus and expertise. We are singularly focused on wireless business applications based on our broad understanding of wireless technology and how best to leverage wireless technology to increase productivity and efficiency. Our expertise has earned us the 2004 Frost & Sullivan Award for Technology Innovation of the Year for the SWP, version 2.5 and the Sona Mobile Markets™ product set as well as accreditation by Research in Motion (‘‘RIM’’), Microsoft, Palm Source, Vodafone, O2, and Cingular.

We believe that most competitive software products originate from outside the wireless world. More often than not, our competitors attempt to migrate their software from PC-based ‘‘fat’’ data created for high-speed environments to thin wireless devices using cellular networks that are slower, use smaller screens, and have less processing power. Another issue is that many competitors offer narrowly focused products built on platforms that cannot be leveraged for other multiple wireless applications. We believe these approaches negatively impact performance, efficiency, user satisfaction and adoption.

Our approach is to aggregate best-of-breed technology, data and content into our device-independent SWP and application software, which we believe will enable customers to extend the functionality of their current wireless devices. We continuously search for best-of-breed technology to be incorporated into our products and so that these products will remain adaptable as market requirements change.

Our software products are developed from the ‘‘ground up’’ using the standards based SWP, a secure client-server wireless development environment. The SWP consists of distinct client-side and server-side software development kits (‘‘SDKs’’). These SDKs work together to produce compelling, intelligent client application software that deliver optimum wireless performance using our Mobile Multi-Threading™ technology on host devices without compromising performance or security.

We intend to continue our development and implementation of the SWP in a manner that will enable a multitude of separate and distinct applications to co-exist and function seamlessly on hand held business devices across a service provider's global network.

To enable this functionality, we intend to extend the Sona Wireless Application Framework across applications and devices with a common core, allowing for security, transport, administration and billing. The kernel of this framework exists in the form of the SWP and new elements and connectors are being prioritized and launched on an ongoing basis.

Financial Services

Financial markets are open 24 hours a day, five days a week, and are often prone to volatility. Financial institutions and professionals are demanding market related information 24 hours a day, seven days a week, as well as cost-effective mobile solutions, in order to increase information visibility, service availability, productivity, risk management and, ultimately, profitability. For these enterprises, we have developed application software products that deliver in real-time information that may be required by professionals in the finance sector, including traders, risk managers, investment bankers and stock brokers. Such information takes the form of live market data and news, proprietary data and risk systems, research, internal Web casts, as well as trade execution and regulatory compliance. With the convergence of technologies, devices, connectivity, availability and pricing, there is now an opportunity to deliver financial and business data services in a wireless format, which meets the needs of the end users in both the professional and retail space.

In the wireless data market place, there are many technology companies providing solutions. However, we believe most of these providers lack an accurate understanding of their customers' requirements, resulting in the following flaws:

•	Technology driven. Many technology companies provide their clients with complex technology products rather than solutions that meet their unique requirements — ease-of-use, timely data and reliability.

•	Single technology delivery. Most technology companies offer only one common technology to deliver such data, whereas varying types of data will require different modes of delivery.

•	Narrow product. Competitors offer narrow products rather than robust and customer-driven products. These narrow products are designed to meet only specific requirements, leaving the customer to cobble together an array of products on varying platforms to replicate the workplace environment.

As an alternative, we offer financial services companies the following products and services:

Sona Mobile Markets™

Sona Mobile Markets™ is a suite of application software programs that we believe answers the needs of trading, corporate finance and research professionals in the financial services industry. This suite provides real-time market data, quotes, graphs, portfolios, watch lists, news and trading transactions for the financial marketplace. Sona Mobile Markets™ is an ‘‘out-of-the-box’’ product enabling mobile access to business-critical information previously only available to financial market professionals on the trading floor. This product serves as an access point for a full array of financial services comprised of carefully selected technologies, including: real-time streaming of prices, up-to-the-second news, market analysis, research and more, all combined into one device and benefiting from complete synergy with a user's workplace systems. While Sona Mobile Markets™ currently targets the financial services market, we believe that it can rapidly be modified to deliver content to different markets.

Sona TransAct™

Sona TransAct™ is an application software program that allows wireless device users to perform look-up functions and process transactions in a secure environment. TransAct's primary function is to enable traders to execute trades in real-time from their wireless devices. However, we believe that this application program can be modified to enable any type of wireless transaction (wireless payments, interacting with corporate systems, etc.).

Enterprise Software

Our wireless enterprise software products allow mobile workers to access all their critical applications from their handheld device and interact with enterprise data systems from anywhere. Whether involving replication of corporate help desk software, capturing inspection data or transmitting any proprietary programs and information, we believe that our wireless enterprise application software product make working outside the office simple and efficient.

The emergence of a new generation of mobile computers has compelled enterprises to deploy mobile applications software in many areas. Mobile employees can access enterprise data and applications and transact with them while in the field providing increased efficiency, productivity, employee satisfaction, and responsiveness.

We believe that our software products can be seamlessly integrated with existing infrastructure and create efficiency gains by allowing employees in the field to spend less time on administrative tasks as follows:

•	Existing forms and workflow are replicated on handheld devices to provide an intuitive, easy-to-use experience and to minimize training requirements.

•	User interface features such as pre-populated fields, check-boxes and selectable menus reduce time requirements.

•	Data is captured once and transmitted to a central repository immediately via a wireless data connection or through an end-of-day synchronization.

•	Client history or site information may be pre-loaded for reference for faster response.

•	Custom features are easily incorporated into any application, including scheduling, route planning and employee visibility.

Sona Mobile Workflow and Mobile Forms™

This application software allows organizations with mobile workers to capture data anywhere utilizing PDAs, Rugged PDAs and SmartPhones instead of entering data into paper based forms or on costly industrial notebook computers on a regular basis, with a need to update enterprise databases. Sona Mobile Forms™ allows companies to simplify the process of building mobile electronic forms for hand-held devices effortlessly. This application eliminates the cumbersome effort of transferring traditional paper based forms into electronic formats across Palm, Pocket PC, RIM Blackberry or Tablet PC platforms.

Sona Service Desk™

As an example of the modular flexibility of our technology, we have combined the Mobile Workflow™, Sona TransAct™ and our patent pending Mobile Array Technology™ software to launch our mobile customer relations manager and Help Desk™/ Service Desk™ software applications. We believe that these new programs extend the functionality of market leading trouble management and sales force automation software packages like Remedy, Peregrine, salesforce.com and Siebel software to RIM Blackberry, Symbian and Pocket PC devices.

We believe that Sona Service Desk™ provides the mobile foundation for an integrated, "end-to-end" approach to information technology service management. This product wirelessly enables a mobile work force to submit, monitor, and manage help desk cases, change tasks, and asset and inventory records. Sona Service Desk™ also indicates which business services are impacted by a given incident or problem by sending trouble tickets to your wireless device of choice. Sona Service Desk™ allows the user to determine priorities based on business need and respond within seconds to address those priorities.

The value proposition for Sona Service Desk™ is the following:

•	Increases the adoption of Help Desk features for better trouble shooting.

•	Improves productivity and effectiveness of field service representatives.

•	Improves the product data quality for forecasting, ordering, performance evaluation and customer service requests.

•	Is scalable and adaptable to customer requirements.

Sona Service Desk™ takes the capabilities of the enterprise's ‘‘help desk’’ software and builds a tailored interface for the wireless handheld device of choice. This product is designed for the real world and seamlessly delivers the applications of an enterprise to wireless devices in a personalized fashion. We believe that this product minimizes downtime and maximizes productivity. With Sona Service Desk™, information technology staff can wirelessly access the same help desk they know and use in their office from wherever they may be located. By utilizing our Multi-Threading™ technology, users can run Mobile Help Desk in the background while accessing other key information and applications on their wireless devices, such as short messaging services (SMS), e-mail and voice services.

SalesMaster™

Sona's SalesMaster™ application software is designed to give sales executives mobile access to their sales force automation application (‘‘SFA’’). Our product is built on the SWP and we believe it will easily integrate into the most widely used SFA/CRM systems — be it hosted / on-demand or deployed, including salesforce.com, Siebel (in prototype) and NetSuite (in prototype).

We recognize the value in mobilizing business processes, rather than simply mobilizing applications. Whereas most of our competitors approach mobilizing SFA from a pure ‘‘mobilize the application’’ perspective, we approach mobilizing SFA from a business process perspective, with the aim of creating a product that addresses all of the needs of the mobile sales executive, some of which are addressed by particular SFA applications. The mobilization of an SFA application is an important first step in this process. The progression of steps is as follows:

1.	Build mobile SFA platform with connectors to various back-end SFA systems.

2.	Integrate key business processes into product that the particular SFA back-end system does not currently offer. As an example, we can integrate remote file searching and printing capabilities from a user's handheld device to their desktop and file server.

3.	Partner with leading companies to create a broader offering that addresses the wider range of mobile executives' needs, such as information and alerts related to traffic.

Other features of SalesMaster™ include the following:

•	Device Agnostic: SalesMaster™ will support a wide range of devices that run on the most widely used operating systems, including RIM Blackberry, PalmSource, Windows Mobile and Symbian. Support for various devices will be rolled out over time.

•	On-Line and Off-Line Capabilities: SalesMaster™ functions whether or not the device is in cell range. When the device is out of range, it will store required actions and will execute them immediately upon returning to coverage.

•	Highly Intuitive: In designing mobile SFA significant focus has been placed on assuring an intuitive, easy-to-navigate user experience. The goal was to give users an experience similar to salesforce.com on a wireless handheld device - without ever needing the help of a user manual. Most of the functionality and layout of the mobile screens will mimic what the user sees online at salesforce.com. To assure a close tie-back to the salesforce.com experience, our default product will use salesforce.com icons and color schemes (with flexibility to tailor look-and-feel to particular customer requirements).

•	Seamless Integration to Back-end Systems: While most (if not all) mobile SFA competitors have built point solutions for a particular SFA system, our platform-based Mobile SFA integrates seamlessly into any SFA system — be it hosted / on-demand or deployed.

•	Sona Mobile Web Preferences: We intend to deploy two versions of our Preference Management website, to enable the enterprise SFA administrator to configure the wireless preferences, access, custom fields, and other variables and end users to customize their preferences. We believe that this web preferences tool will grow as the product grows from application mobilization to business process mobilization, giving the end user greater options and control.

•	Easy-to-Install and Manage: The client SFA program downloads over-the-air, as will upgrades and updates. The product requires a maximum of one megabyte of random access memory but will function with less space if necessary. In cases where there is less space available, the application will alert the end user of the amount of space available and the fact that the application will store fewer records on the device.

•	Highly Intuitive: In designing mobile SFA significant focus has been placed on assuring an intuitive, easy-to-navigate user experience. The goal was to give users an experience similar to salesforce.com on a wireless handheld device — without ever needing the help of a user manual. Most of the functionality and layout of the mobile screens will mimic what the user sees online at salesforce.com. To assure a close tie-back to the salesforce.com experience, our default product will use salesforce.com icons and color schemes (with flexibility to tailor look-and-feel to particular customer requirements).

•	Sona Mobile Web Preferences: We intend to deploy two versions of our Preference Management website, to enable enterprise SFA administrators to configure the wireless preferences, access, custom fields, and other variables and end users to customize their preferences. We believe that this web preferences tool will grow as the product grows from application mobilization to business process mobilization, giving the end user greater options and control.

•	Easy-to-Install and Manage: The client SFA program downloads over-the-air, as will upgrades and updates. The product requires a maximum of one megabyte of random access memory but will function with less space if necessary. In cases where there is less space available, the application will alert the end user of the amount of space available and the fact that the application will store fewer records on the device.

Media, Entertainment and Gaming

Using our patent pending mobile media player and Multi-Threading™ technology, we have made it possible for users to access and view live TV and on-demand video, news and music content on their handheld device. Our entertainment application software products also give content providers a new platform to sell market and distribute their broadcast content to customers in a mobile format that is true to their programming. The key differentiator of our entertainment strategy is wrapping the entire viewing experience with interactive data points supplied through the use of our Multi-Threading™ technology. We believe that particular types of information will be purchased by retail customers, including: headline news clips, sports clips, full length sporting events, entertainment news, music videos, etc. In addition, we believe that there is significant demand in the financial services sector for wireless access to analyst calls, morning market calls, and other time-sensitive financial markets news.

By partnering with content providers, we plan to offer the ability to view streamed video in real-time on most wireless devices (JAVA phones, PDAs, and SmartPhones).

In January 2006, we entered into a strategic alliance distribution and licensing agreement with Shuffle Master, Inc. (‘‘Shuffle Master’’), a leading provider of table gaming content, to license, develop, distribute and market "in casino" wireless handheld gaming content and delivery systems to gaming venues throughout the world. Under the terms of the agreement, we have agreed to develop a Shuffle Master-branded wireless gaming platform powered by Sona’s SWP for in-casino use, which would feature handheld versions of Shuffle Master's proprietary table game content as well as other popular public domain casino games.

Technology

We provide ‘‘end-to-end’’ wireless software products to our customers. Our products rely on standards-based, proprietary J2EE-based SWP, Applications Programming Interfaces (API), Software Developer Kit (SDK) and SonaSlim™ Client Plug-ins to provide ‘‘end-to-end encryption,’’ avoiding the need to decrypt and re-encrypt sensitive data, as is required by competing technologies. We believe that this ‘‘direct connect’’ approach, using ‘‘slim’’ client technology, dramatically increases application security and speed, thus enhancing the customer experience.

The SWP platform is deliverable to partners as a ‘‘plug-and-play’’ system that includes all necessary hardware and software. We believe that the SWP platform is configured to our clients’ needs and integrates seamlessly with legacy systems and all content and presentation requirements, notably:

•	API Integration to any back-end trading, billing or other legacy systems;

•	API Integration to most third party systems or applications (profiling, IM, chat, CRM, etc.);

•	Integration of any defined content;

•	Creation or modification of required features;

•	Full customization on the terminal side: special features, graphical user interface (GUI), look and feel' etc. We are actively marketing four core wireless building-block products that ride on the SWP. Each of these building blocks is targeted to specific markets; however, each can be modified easily to address similar needs in different markets.

Incumbent in all of our products is that the technological development follows many threads. With the experience of working for and with various mobile networks around the world, we believe that we have an appreciation and understanding of what network operators require. As a result, our software products are designed to be ‘network friendly', only transposing necessary data, i.e. changes, updates etc, which we believe results in a lower cost of ownership and a better utilization of network resources and bandwidth.

Sales and Marketing

We utilize a comprehensive distribution channel strategy in order to seek to penetrate a market as rapidly as possible and to reach a significantly high number of users, while seeking to keep resource consumption low. A channel marketing strategy involves integrating marketing methods with distribution channels to reach customers. We are also in the initial stages of deploying a direct sales strategy, in tandem with this channel strategy. We are currently targeting are companies in the following businesses within the communications and information technology (‘‘IT’’) sectors:

•	Cellular telephone operators, who could take SonaMobile Markets™, Sona Mobile TV™ and the SWP to their client bases, satisfying both the needs of their enterprise clients in this vertical space and their own need to increase revenues and usage of data services;

•	IT systems integration and hosting companies — firms that can add our products to their integration services in their geographic regions;

•	Wireless device marketing and distribution companies;

•	Hardware and operating systems software vendors;

•	Vertical specific channel companies having significant client bases and brands in the financial services vertical space; and

•	Technology providers.

We cannot assure you that our marketing and sales efforts will result in definitive business arrangements with any of these companies or if we do enter into any such arrangements, that such arrangements will be advantageous or profitable for us.

Product Development Strategy

We seek to operate according to the stringent requirements providing real time financial data. We have developed implementation processes and procedures that we believe surpass requirements of the typical business environment. Our strategy seeks to deliver our software products worldwide in a flexible architecture. This flexible approach allows clients to select the approach best suited to them. We have combined a straightforward installation process with a hosting capability we believe to be world class, and industry leading systems integrators and support teams.

Our products undergo rigorous stress-testing and quality assurance cycles internally before deployment. We also seek to have our business and technology partners measure the SWP by their own standards. To validate this philosophy, the SWP has been submitted to several quality assurance procedures. In 2004, Vodafone contracted National Software Testing Laboratories, Philadelphia, PA, USA) to analyze and accredit the SWP's performance on the Vodafone wireless data network as well as RIM devices. Having successfully completed this process, we are the first third party software vendor accredited on the Vodafone network and on RIM devices.

In early 2005, PalmSource, Inc., the developer of the Palm OS mobile device operating system, requested that Sona Mobile Markets™ be tested and accredited for performance on wirelessly enabled Palm devices. This application program was tested and approved for distribution to Treo users. Upon successful completion of an in-house accreditation procedure, our products were approved for usage on the Cingular Wireless data network. Most recently, Sona Mobile Help Desk™, a trouble ticketing application for BlackBerry devices based on the Remedy application, has been submitted for accreditation by BMC Software's third party testing contractor, Product Quality Partners, Inc. (Pleasanton, CA, USA). Sona's BlackBerry module passed the Quality Assurance test and has been officially endorsed by BMC Software.

We are committed to deploying software products that surpass not only industry standards for performance and resilience, but also meet the expectations of our partners through independent testing and verification. We believe that this distinguishes us from competing wireless software providers.

With production proven installation processes, installing our SWP can be done by the client. The installation processes are documented in the Installation Guide Box with easy to follow steps and testing procedures. Our goal is to provide SWP flexibly so that the individual needs of our clients are met through the above described multi pronged approach. For example:

•	a client may take a do-it-yourself approach, using our Installation Guide Box as a complete implementation toolkit; or

•	a client can provide services to their customers simply by connecting to MDS's hosting environment (which, in many cases, they are already connected to); or

•	a client could elect to have SWP installed by Atos Origin, procedures that it may have experienced with Atos Origin for other services.

Regardless of the approach selected, we seek to provide our clients with multi-tier support capabilities on a seven day, 24 hour basis.

Competition

We compete in the highly competitive business of wireless enterprise application software, mobile and wireless telecommunications, systems integration and professional services. The competition is from a broad range of both large and small domestic and international corporations, including Dexterra, Outercurve and Sybase. Most of our competitors have far greater financial, technical and marketing resources than we do.

We believe that our principal competitive advantages are our focus and expertise. We are focused on wireless applications based on our broad understanding of wireless technology and how best to leverage wireless technology to increase productivity and efficiency. The competitive factors important to us are our technology, development and engineering expertise, subject matter expertise, customer support and customer relationships. Industry competitive factors include, but are not, limited to, technology, engineering capability, customer support, breadth and depth of strategic relationships, financial condition, and marketing initiatives. We seek to leverage the quality of our development team, the depth and breadth of our customer relationships, and our ability to respond quickly to change and respond in order to be competitive and successful.

Research and Development

We maintain our research and development operations in Toronto, Ontario, Canada and Boulder, Colorado. As of February 28, 2006, we employed 15 persons in research and development and engineering. We find it advantageous to have the majority of our research and development activities in Toronto due to the abundance of available, affordable and talented software engineers in addition to the favorable tax conditions associated with software research and development in Canada. Total costs incurred in research and development amounted to approximately $894,000 for the year ended December 31, 2005 and $211,000 for the year ended December 31, 2004.

Intellectual Property

Our success and ability to compete effectively are dependent in part upon our standards based and proprietary technology. We rely on a combination of copyright, provisional patent pending, trademark and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights.

Employees are required to execute confidentiality and non-use agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential business partners or customers regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties' respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreements provides that we retain ownership of all patents and copyrights in our technologies and requires our customers to display our copyright and trademark notices.

‘‘Sona’’ is a registered trademark of ours. In addition, we have applied for federal registration of other marks. However, we may not be successful in obtaining the service marks and trademarks for which we have applied.

In addition, pending provisional patents may not provide us with any competitive advantages and may be challenged by third parties. Our practice is to affix copyright notices on our software and product literature in order to assert copyright protection for these works.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to duplicate aspects of our products or to obtain and use information that we regard as proprietary. Our steps to protect our proprietary technology may not be adequate to prevent misappropriation of such technology, and may not preclude competitors from independently developing products with functionality or features similar to our products. If we fail to protect our proprietary technology, our business, financial condition and results of operations could be harmed significantly.

Companies in the software and wireless application services and wireless industries have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of others' proprietary rights. From time to time, we have received, and may receive in the future, notice of claims of infringement of others' proprietary rights. Any such claims could be time-consuming, result in costly litigation, divert management's attention, cause product or service release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on timely and cost-effective basis, our business could suffer.

Employees

At February 28, 2006, we had 44 full-time employees and one part-time employee. Approximately 24 of our employees are engaged in sales and marketing, six are engaged in executive management, finance and administration, and 15 in engineering. No employees are covered by a collective bargaining agreement. We believe that we have a good relationship with all of our employees.

Risk Factors

In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us.

Risks Related to Our Business

Our limited operating history makes evaluation of our business and prospects difficult.

Our limited operating history makes it difficult to evaluate our business and prospects. We have encountered, and expect to continue to encounter, many of the difficulties and uncertainties often faced by early stage companies. You should consider our business and prospects in light of the risks, uncertainties and difficulties frequently encountered by early stage companies, including limited capital, delays in product development, marketing and sales obstacles and delays, inability to gain customer acceptance of our products and services, inability to attract and retain high-quality and talented executives and other personnel and significant competition. We cannot be certain that we will successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer and/or we may be unable to stay in business.

We have a history of losses, our auditors have stated that these losses raise substantial doubt about our ability to continue as a going concern and we expect to continue to operate at a loss and to have negative cash flow from operations for the foreseeable future.

We have a history of continuing losses and negative cash flow from operations. From our inception in November 2003 through December 31, 2005, we had cumulative net losses of approximately $7.5 million and for our 2005 fiscal year, we had negative cash flow from operations of approximately $5.5 million. We expect that our expenses will increase substantially as we continue to develop our products and services. In addition, as a public company our general and administrative expenses have increased significantly. As a result, we expect to continue to incur losses for the foreseeable future.

Because of our history of continuing losses, our auditors, in their report on our audited financial statements included elsewhere in this report, have stated that these losses raise substantial doubt about our ability to continue as a going concern. The going concern qualification from our auditors could have a negative impact on our future sales to customers, inhibit our ability to obtain financing terms from vendors and may adversely impact our ability to raise additional financing. Accordingly, we cannot assure you that we will ever be profitable. Whether we ever become profitable will depend on many factors, but principally on our ability to raise additional capital and to successfully market our products and services. See Item 6, Management’s Discussion and Analysis or Plan of Operations-Liquidity and Capital Resources.

We will be required to seek additional financing, which may not be available.

We estimate that our current cash balances will be sufficient to meet our working capital and capital expenditure requirements only through June 2006. We are actively seeking to raise additional financing. However, we do not currently have any commitment for such financing. Such a financing could dilute the interests of our existing shareholders or increase our operating expenses and could result in significant financial and operating covenants that would negatively impact our business. We cannot assure you that we will be able to obtain such a financing on acceptable terms, if at all. If we cannot meet our revenue and cash flow forecasts and are also unable to secure additional financing, we will be forced to restrict new product development and may be unable to continue our business operations. See the preceding risk factor as to the possible negative impact of the going concern qualification on our ability to raise additional capital

Our operating results may fluctuate dramatically, particularly from quarter to quarter.

We anticipate that our quarterly and annual operating results will fluctuate dramatically over the near terms as a result of a number of factors, including the following:

•	volume and timing of orders received;

•	the availability and cost of products and components from our suppliers;

•	the mix of products and services sold;

•	patterns of capital spending by enterprises for technology products and services;

•	the timing of new product announcements and releases;

•	pricing pressures; and

•	general economic conditions.

As a result of these and other factors, we have historically experienced, and may continue to experience, fluctuations in revenues and operating results. In addition, it is possible that in the future our operating results may fall below the expectations of analysts and investors, and as a result, the price of our securities may fall.

Our future success depends on broad market acceptance of wireless technology for data applications, which may not happen.

The market for wireless data application products and services has begun to develop only recently and is characterized by rapid technological change, evolving industry standards and strong customer demand for new products, applications and services. As is typical of a new and rapidly evolving industry, the demand for, and market acceptance of, wireless data application products and services are highly uncertain. We cannot assure you that the use of wireless data application products and services will become widespread. The commercial acceptance of wireless data application products and services may be affected by a number of factors including:

•	quality of infrastructure;

•	security concerns;

•	equipment, software or other technology failures;

•	government regulation;

•	inconsistent quality of service; and

•	lack of availability of cost-effective, high-speed network capacity.

If the market for wireless data application products and services fails to develop, develops more slowly than we anticipate, or if wireless data application products and services products and services fail to achieve market acceptance, our business could be adversely affected.

Our business depends on the level of capital spending by enterprises for technology products and services.

As a supplier of technology products and services for enterprises, our business depends on the level of capital spending for technology products and services by enterprises in our markets. We believe that an enterprise's investment in computer network and communications systems and related products and services depends largely on general economic conditions that can vary significantly as a result of changing conditions in the economy as a whole. The market for technology and communications products and services may continue to grow at a modest rate or not at all. If the level of spending by our customers on technology and communications systems and related products and services decreases, our revenue and operating results may be adversely affected.

If we fail to keep up with changes in our industry, we will become less competitive, which will adversely affect our financial performance.

In order to remain competitive and serve our customers effectively, we must respond on a timely and cost-efficient basis to technological changes as well as changes in industry standards and procedures and customer preferences. In some cases these changes may be significant and their cost may be substantial. We cannot assure you that we will be able to adapt to any changes in the future or that we will have the financial resources to keep up with changes in the marketplace. The cost of adapting our products and services may have a material and adverse effect on our operating results.

We have many competitors and expect new competitors to enter our market, which could increase price competition and may affect the amount of business available to us and the prices that we can charge for our products and services.

The markets for our products and services are extremely competitive and may change rapidly. Substantial growth in demand for wireless technology products and services has been predicted and we expect competition to increase as existing competitors enhance and expand their products and services and as new participants enter the wireless data application market. There are relatively few barriers to entry to companies with computer and network experience. A rapid increase in competition could negatively affect the amount of business that we get and the prices that we can charge.

Additionally, many of our competitors and potential competitors have substantially greater financial resources, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships than we do. We cannot be sure that we will have the resources or expertise to compete successfully. Compared to us, our competitors may be able to:

•	develop and expand their products and services more quickly;

•	adapt faster to new or emerging technologies and changing customer needs;

•	take advantage of acquisitions and other opportunities more readily;

•	negotiate more favorable agreements with vendors;

•	devote greater resources to marketing and selling their products; and

•	address customer service issues more effectively.

Some of our competitors may also be able to increase their market share by providing customers with additional benefits or by reducing their prices. We cannot be sure that we will be able to match price reductions by our competitors.

Our business may suffer from lack of diversification.

Our business is centered solely on providing wireless data application software products and services. The risks associated with focusing on a limited product line are substantial. If consumers do not accept our products and services or if there is a general decline in market demand for, or any significant decrease in, the perceived need for our products and services, we are not financially or operationally capable of introducing alternative products and services within a short time frame. As a result, lack of acceptance of our products and services or a significant decline in the demand for our products and services could cause us to cease operations.

Our future performance depends on our ability to retain key personnel.

Our future success depends on retaining our existing key employees. Losing any of our key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.

We depend on the continued efforts of our senior management team, including John Bush, Shawn Kreloff and Nicholas Glinsman. If for any reason, our senior executives do not continue to be active in our business, our business, financial condition or results of operations could be adversely affected. Currently, we do not have employment agreements with any of these executives. Also, we do not carry, nor do we anticipate obtaining, ‘‘key man’’ insurance on them. It would be difficult for us to replace any of these individuals. We cannot assure you that we will be able to continue to retain our senior executives or other personnel necessary for the development of our business.

We may not be able to hire and retain highly skilled technical employees, which would affect our ability to compete effectively and could adversely affect our operating results.

We depend on highly skilled technical personnel for research and development and to market and service our products. To succeed, we must hire and retain employees who are highly skilled in rapidly changing wireless technologies. In particular, as we implement our strategy of focusing on wireless data applications, we will need to:

•	hire more employees with experience developing and providing advanced communications products and services;

•	train our current personnel to sell wireless data applications products and services; and

•	train personnel to service our products.

Because the competition for qualified employees in our industry is intense, hiring and retaining qualified employees is both time-consuming and expensive. We may not be able to hire enough qualified personnel to meet our needs as our business grows or to retain the employees we currently have. Our inability to hire and retain the individuals we need could hinder our ability to sell our existing products, systems, software or services or to develop and sell new ones. If we are not able to attract and retain qualified employees, we will not be able to successfully implement our business plan and our business will be harmed.

We may not be able to manage our growth effectively, which could adversely affect our operations and financial performance.

The ability to manage and operate our business as we execute our growth strategy will require effective planning. Significant rapid growth could strain our internal resources, leading to a lower quality of customer service, reporting problems and delays in meeting important deadlines resulting in loss of market share and other problems that could adversely affect our financial performance. Our efforts to grow have placed, and we expect will continue to place, a significant strain on our personnel, management systems, infrastructure and other resources. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

If we are unable to protect our intellectual property rights, our business may be harmed.

Although we attempt to protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and non-disclosure agreements and other measures, intellectual property is difficult to protect and these measures may not provide adequate protection. Patent filings by third parties, whether made before or after the date of our patent filings, could render our intellectual property less valuable. Competitors may misappropriate our intellectual property, disputes as to ownership of intellectual property may arise and our intellectual property may otherwise become known or independently developed by competitors. The failure to protect our intellectual property could seriously harm our business because we believe that developing new products and technology that are unique to us is important to our success. If we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenue.

We may be found to infringe third-party intellectual property rights.

Third parties may in the future assert claims or initiate litigation related to their patent, copyright, trademark and other intellectual property rights in technology that is important to us. The asserted claims and/or litigation could include claims against us or our suppliers alleging infringement of intellectual property rights with respect to our products or components of those products. Regardless of the merit of the claims, they could be time consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. We cannot assure you that licenses will be available on acceptable terms, if at all. Furthermore, because of the potential for significant damage awards, which are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims resulting in large settlements. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially adversely affected.

If we do not accurately predict demand for our products when deciding to invest in new products, we will likely incur substantial capital expenditures that will not benefit our business.

Research and development takes a significant amount of time and requires significant investment in skilled engineering and scientific personnel. We have made these investments, and intend to continue to make such investments based on internal projections of the potential market for our products and services and of our potential profit margins on sales of these products and services. If those projections are inaccurate, we may not be able to obtain an acceptable return on our investment in the development of these products and services. If our projections of the prospects of new products are inaccurate, we may make investments in the development, testing and approval of those products and services that may result in unsatisfactory returns.

General Company Related Risks

We do not intend to pay dividends and, consequently, the only opportunity for investors to achieve a return on their investment is if a trading market develops and investors are able to sell their shares at a profit or if our business is sold at a price that enables investors to recognize a profit.

We will need all of our cash resources to fund our operations, including the development of future products and services. Accordingly, we do not expect to pay cash dividends in the foreseeable future on our common stock. We cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business. At the present time there is a limited trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party would offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

Our compliance with the Sarbanes-Oxley Act and the U.S. Securities and Exchange Commission rules concerning internal controls may be time consuming, difficult and costly for us.

Our senior management has limited experience with publicly-traded companies and may not be fully familiar with the requirements of the Sarbanes-Oxley Act and other laws, rules and regulations that apply to companies required to file reports with the U.S. Securities and Exchange Commission. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

We are controlled by a limited number of shareholders, which will limit your ability to influence the outcome of key decisions.

Our executive officers and directors beneficially own, in the aggregate, shares of our capital stock representing approximately 34% of the voting power of the issued and outstanding shares of our capital stock that are entitled to vote. As a result, these shareholders will have the ability to exercise substantial control over our affairs and corporate actions requiring shareholder approval, including electing and removing directors, selling all or substantially all of our assets, merging with another entity or amending our articles of incorporation. This de facto control could be disadvantageous to our other shareholders with interests that differ from those of the control group. For example, the control group could delay, deter or prevent a change in control even if a transaction of that sort would benefit the other shareholders. In addition, concentration of ownership could adversely affect the price that investors might be willing to pay in the future for our securities.

As a result of our inclusion of certain securities in a resale registration statement, the Securities and Exchange Commission has questioned the availability of an exemption from the registration requirements of the Securities Act in connection with the sale of those securities. If the exemption is not available, it could have adverse economic and financial consequences to us.

In January 2006, while the registration statement was pending review by the Securities and Exchange Commission, we entered into a strategic alliance licensing and distribution agreement with Shuffle Master, Inc. under which we agreed to develop certain wireless gaming technology for Shuffle Master. In connection with that agreement, we sold 2,307,693 shares of our Common Stock and warrants to purchase up to an additional 1,200,000 shares of our Common Stock to Shuffle Master for $3.0 million. The proceeds from the sale of those securities were intended to provide us with the working capital we would need to fulfill our obligations under the agreement. Since we agreed to register the purchased shares and the shares underlying the warrants, we included them in an earlier version of the registration statement.

We were then informed by the staff of the Commission that, because we included those securities in a pending registration statement, they questioned the availability of the exemption from registration that we were claiming. The availability of the exemption requires that the transaction have a conclusion. Including the Shuffle Master securities in the pending registration statement raised the question as to whether the transaction with Shuffle Master had, in fact, concluded. The Commission suggested that we remove the Shuffle Master securities from the then pending resale registration statement. We will comply with that suggestion. However, if a court of competent jurisdiction were to ultimately determine that an exemption was not available, we may have to offer Shuffle Master rescission rights. If Shuffle Master asserted that right and prevailed, we may not have the resources to return the consideration and we might have to seek bankruptcy protection. In addition, we, and possibly some of our officers, may also be subject to penalties. We believe that the Shuffle Master transaction was exempt from the registration requirements of the Securities Act and we would vigorously contest any claim to the contrary. See Part II, Item 6, Management's Discussion and Analysis or Plan of Operation.

Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of our company or our management.

These provisions could discourage proxy contests and make it more difficult for you and other shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. For example:

•	Without prior shareholder approval, the board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and inference of that preferred stock.

•	There is no cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect director candidates.

Additional Information

We electronically file annual, quarterly and current reports and amendments to such reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC). You may read and copy any report or other document that we file at the Commission's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information as to the operation of the Public Reference Room. The Commission also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that electronically file documents with the Commission.

Item 2.	Description of Property

We lease a total of approximately 12,000 square feet of office space for sales, support, research and development, accounting and administrative functions. Of this total, we lease

•	approximately 3,600 square feet in Toronto, Canada for sales, research and development, administrative and accounting functions under a lease expiring in April 2007, at an annual rental of approximately $82,000, subject to escalation for our pro rata share of real estate taxes and operating expenses of the building;

•	approximately 5,500 square feet in New York, New York, for our corporate headquarters and sales and support functions under a lease expiring in December 2007, at an annual rental of approximately $385,000, subject to escalation for our pro rata share of real estate taxes and operating expenses of the building; and

•	approximately 2,600 square feet of office space in Boulder, Colorado for research and development under a lease expiring in October, 2010, at annual rental of approximately $61,000, subject to escalation for our pro rata share of real estate taxes and operating expenses of the building.

We also lease a small sales office in London, England.

Item 3.	Legal Proceedings

As of February 28, 2006, we were not a party, and none of our property was subject, to any material pending legal proceedings.

Item 4.	Submission of Matters to a vote of Security Holders

We held our annual meeting of stockholders on November 17, 2005. At the meeting, the following action was taken:

•	The persons named under ‘‘Management’’ as members of our Board of Directors were elected by our stockholders to serve in those positions until the annual meeting of stockholders in 2006 and until each director’s successor is elected and qualified, other than Mr. Paul C. Meyer, who was appointed to our Board on March 28, 2006. The number of votes cast for management’s nominees was 28,428,516 and the number of votes cast against or withheld was 206,328. There were no abstentions and broker non-votes

•	Our stockholders approved the Amended and Restated Option Plan of 2000 (the ‘‘Amended and Restated Option Plan’’), which amends and restates the Stock Option Plan of 2000 (the ‘‘Original Plan’’), adopted by PerfectData’s Board in May 2000 and approved by the stockholders in October 2000. The number of votes cast for this proposition was 28,059,356: the number of votes cast against or withheld was 571,788; and the number of abstentions and broker non-votes was 3,700.

The Amended and Restated Plan, among other things, increases the number of shares of our Common Stock subject to the Plan from 2,000,000 shares to 5,000,000 shares and gives the Plan administrator the flexibility to grant various types of equity incentive compensation awards, in addition to stock options, including, for example, restricted stock awards, stock appreciation rights and others.

•	Our stockholders approved a proposal of our management to grant our Board of Directors discretionary authority to amend our certificate of incorporation prior to December 31, 2006 to effect a reverse split of our outstanding Common Stock in the range of from one-for- three to one- to- five. The number of votes cast for this proposition was 26,838,025; the number of votes cast against or withheld was 1,666,490; and the number of abstentions and broker non-votes was 130,329.

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters

Our Common Stock is not listed on any stock exchange, but is quoted on the Over-the-Counter Bulletin Board (the ‘‘OTC Bulletin Board’’) under the symbol ‘‘SNMB.’’ The following table sets forth the high and low bid information for our Common Stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

		Bid Prices
Year	Fiscal Quarter Ended	High	Low
2004	March 31, 2004	$1.18	$0.38
	June 30, 2004	$0.85	$0.40
	September 31, 2004	$0.94	$0.33
	December 31, 2004	$0.85	$0.30
2005
	March 31, 2005	$1.65	$0.66
	June 30, 2005	$1.90	$1.18
	September 30, 2005	$1.97	$1.15
	December 31, 2005	$2.45	$1.55

The approximate number of shareholders of record at March 28, 2005 was 134. The number of shareholders of record does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We have not declared any cash dividends on our Common Stock and do not expect to do so in the near future.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2005. All outstanding awards relate to our Common Stock. For additional information about our equity compensation plans, see notes 15 and 17 to our financial statements in Item 7.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,925,000	$1.519	3,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,925,000	$1.519	3,000,000

On July 19, 2005, our Board of Directors adopted a compensation plan for directors. Under the plan, each non-employee director will, immediately upon his or her election or appointment to the Board, receive 40,000 shares of Common Stock, of which 20,000 shares will vest immediately and 20,000 will vest on the first anniversary of his or her election to the Board. If the director leaves the Board for any reason, voluntarily or involuntarily, before the first anniversary of his or her election to the Board, he or she will forfeit any unvested shares. No shares of our Common Stock have been reserved for issuance under this plan. In addition, each non-employee director will be granted an option under our Amended and Restated Plan to purchase 5,000 shares of Common Stock, which option will become exercisable in equal quarterly installments.

Item 6.	Management’s Discussion and Analysis and Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. See ‘‘Forward Looking Statements’’ in Part I of this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Background

On the Merger Date, pursuant to the ‘‘Merger Agreement, Sona-Washington merged with and into Merger Sub. As contemplated by the Merger Agreement, on the Merger Date:

(i)    Four of PerfectData’s five directors resigned, including the Chairman of the Board, and the remaining director appointed three of Sona-Washington’s designees of to fill those vacancies;

(ii)    PerfectData’s chief executive officer resigned and the reconstituted Board of Directors appointed Sona-Washington’s designees as our new executive officers; and

(iii)    Each former shareholder of Sona-Washington received one share of our Series A Preferred Stock for every 10 shares of Sona-Washington’s capital stock owned by them; fractional shares were rounded up or down to the nearest whole share.

A total of 539,733 shares of Series A Preferred Stock were issued to Sona-Washington’s former shareholders - and an additional 28,407 shares of Series A Preferred Stock were issued to Colebrooke Capital, Inc. Sona-Washington’s financial advisor in connection with the Merger (the ‘‘Advisor’’). Each share of Series A Preferred Stock was convertible into 48.11159 shares of our common stock, or a total of 27,334,120 shares of our Common Stock, representing 80% of the fully diluted number of shares of our Common Stock issued and outstanding.

Under the terms of the Merger Agreement, the former shareholders of Sona-Washington are entitled to receive an additional 11,389,217 shares of Common Stock (the ‘‘Additional Shares’’) if, for our fiscal years ending December 31, 2005 and 2006, our aggregate revenues are at least $12,000,000 and our gross profit margin, i.e., aggregate revenues less aggregate cost of revenues, for those years, is at least 50%.

Sona-Washington was organized in November 2003 and in December 2003 acquired all of the stock of Sona Innovations, Inc., a Canadian corporation (‘‘Innovations’’). Innovations had developed and owned certain intangible assets, primarily software applications, for use in connection with wireless devices. In the Merger, Merger Sub changed its corporate name to Sona Mobile, Inc.

In November 2005, we amended our certificate of incorporation to change our corporate name from PerfectData Corporation to ‘‘Sona Mobile Holdings Corp.’’

As a result of the Merger, our principal business is the business in which Sona-Washington had been engaged since November 2003. The Merger was accounted for as a reverse merger transaction with Sona-Washington deemed to be the accounting acquirer. No goodwill or other intangibles were recorded.

Business Overview

We are a Wireless Software and Service Provider specializing in value-added services to data-intensive vertical and horizontal market segments. We develop and market wireless data applications for mobile devices in the rapidly growing wireless data marketplace.

Our value proposition is to unlock, integrate and seamlessly deliver all types of data to wireless devices, whether streaming financial markets data for the investment banking industry, complex databases and enterprise applications for supporting all areas of a corporate organization or live television and digital radio delivery to the growing consumer market via channel and content partners – anytime, anywhere. We market our products and services principally to two large vertical markets.

•	Financial services and enterprise software. Our products and services extend enterprise applications to the wireless arena, such as customer relationship management systems, sales force automation systems, information technology (IT) service desk and business continuity protocols, all of which we believe are delivered in compliance with the current regulatory environment. One of our primary focuses is to develop solutions for the data-intensive investment banking community and client-facing applications for the retail banking industry.

•	Media, entertainment and gaming. We propose to deliver content via significant channel partners and content partners, including live streaming television, digital radio, specific theme phones, and gaming applications.

These products and services are deliverable globally across most of the major cellular networks and prominent wireless device operating systems. Our revenues consist of project, licensing and support fees relating to our SWP and related end-user wireless application software products made available to enterprises and cellular operators.

Business Trends

The market demand for mobile and wireless solutions, both at the enterprise and consumer levels, continues to grow rapidly. We believe that we are well-positioned to exploit this opportunity with various focused initiatives, ranging from direct and channel sales to the enterprise market, combined with partnership and joint venture agreements with content providers to satisfy the significant growth in demand from the consumer market for these types of services.

Approximately two-thirds of our revenue for the year ended December 31, 2005 resulted from project work and approximately one-third from continuing license subscriptions. Much of our project work is attributable to new engagements for which we received upfront development fees. We believe that ratio will move toward approximately 50% license subscriptions and 50% projects. The trend among our customers is to convert from one-time pilot programs with a single development fee to ongoing projects with multiple user licenses and maintenance fees. In addition, our new version of Sona Wireless Platform, MobileMarkets™ Enterprise Edition, is currently in trials in 10 major financial institutions. As these trials progress and new leads are generated, we anticipate that significant business opportunities will emerge. However, we cannot assure you that any such business opportunities will emerge, or if they do, that any such opportunity will result in a definitive arrangement with any such financial institution, or that any such definitive arrangement will be profitable.

Recent Transactions

Between June 21, 2005 and July 8, 2005, we sold 3,848.7 shares of our Series B Convertible Preferred Stock, (‘‘Series B Preferred Stock’’) convertible into 3,848,700 shares of our Common Stock, and warrants to purchase 962,175 shares (the ‘‘Warrants’’) to a group of accredited investors for an aggregate purchase price of $5.05 million (the ‘‘Series B Financing’’). The warrants have a four-year term, expiring on June 20, 2009, an exercise price of $1.92969 per share (as adjusted) and ‘‘weighted average’’ anti-dilution protection. The proceeds from the Series B Financing were used for working capital and general corporate purposes.

On November 17, 2005,

(i)    as approved by our stockholders at their annual meeting held on that date, we amended our certificate of incorporation to increase the authorized number of shares of our Common Stock from 10,000,000 shares to 90,000,000 shares; and

(ii)    the 568,140 outstanding shares of Series A Preferred Stock were converted into 27,334,120 shares of our Common Stock and the 3,848.7 outstanding shares of Series B Preferred Stock were converted into 3,848,700 shares of our Common Stock.

Subsequent Event

In January 2006, we sold 2,307,693 shares of our Common Stock to Shuffle Master for $3.0 million and issued an 18-month warrant to purchase 1,200,000 shares of our Common Stock to

Shuffle Master. This warrant has an exercise price of $2.025 per share and expires on July 12, 2007. The sale of these shares and the issuance of this warrant were in connection with a strategic alliance distribution and licensing agreement between us and Shuffle Master. See Part I, Item 1, Description of Business - Growth Strategy – Media, Entertainment and Gaming and – Risk Factors.

Critical Accounting Policies

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’). These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of its financial statements. Management is also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. Management periodically evaluates these estimates and assumptions including those relating to revenue recognition, impairment of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, restructuring, income taxes, stock-based compensation and contingencies and litigation. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable based on specific circumstances. Management reviews the development, selection, and disclosure of these estimates with the Audit Committee of the Board. These estimates and assumptions form the basis for judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Further, changes in accounting and legal standards could adversely affect our future operating results. Our critical accounting policies include: revenue recognition, impairment of goodwill and other intangible assets, allowance for doubtful accounts, capitalized software, income taxes, stock-based compensation, and contingencies and liabilities, each of which are discussed below.

Revenue Recognition

We follow specific and detailed guidance in measuring revenue, although certain judgments affect the application of our revenue recognition policy. These judgments include, for example, the determination of a customer’s creditworthiness, whether two separate transactions with a customer should be accounted for as a single transaction, or whether included services are essential to the functionality of a product thereby requiring percentage of completion accounting rather than software accounting.

We recognize revenue in accordance with Statement of Position (‘‘SOP’’) 97-2, ‘‘Software Revenue Recognition,’’ as amended by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, ‘‘Accounting for Performance of Construction-Type and Certain Production-Type Contracts.’’ We license software under non-cancelable license agreements. License fee revenues are recognized when (a) a non-cancelable license agreement is in force, (b) the product has been delivered, (c) the license fee is fixed or determinable and (d) collection is reasonably assured. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Residual Method Accounting.    In software arrangements that include multiple elements (e.g., license rights and technical support services), We allocate the total fees among each of the elements using the ‘‘residual’’ method of accounting. Under this method, revenue allocated to undelivered elements is based on vendor-specific objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to the delivered elements. Vendor specific objective evidence of fair value for such undelivered elements is based upon the price we charge for such product or service when it is sold separately. We may modify our pricing practices in the future, which would result in changes to our vendor specific objective evidence. As a result, future revenue associated with multiple element arrangements could differ significantly from our historical results.

Percentage of Completion Accounting.    Fees from licenses sold together with consulting services are generally recognized upon shipment of the licenses, provided (i) the criteria described in subparagraphs (a) through (d) in the second paragraph under Revenue Recognition above are met; (ii) payment of the license fee is not dependent upon performance of the consulting services; and (iii) the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or performance of services is a condition to payment of license fees, both the software license and consulting fees are recognized under the ‘‘percentage of completion’’ method of contract accounting. Under this method, we are required to estimate the number of total hours needed to complete a project, and revenues and profits are recognized based on the percentage of total contract hours as they are completed. Due to the complexity involved in the estimating process, revenues and profits recognized under the percentage of completion method of accounting are subject to revision as contract phases are actually completed. Historically, these revisions have not been material.

Sublicense Revenues.     We recognize sublicense fees as reported by our licensees. License fees for certain application development and data access tools are recognized upon direct shipment by us to the end user or upon direct shipment to the reseller for resale to the end user. If collection is not reasonably assured in advance, revenue is recognized only when sublicense fees are actually collected.

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

We continue to review other intangible assets (e.g., purchased technology) for indications of impairment whenever events or changes in circumstances indicate the carrying amount of any such asset may not be recoverable. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows the assets are expected to generate. This methodology requires us to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates could result in impairment losses associated with other intangible assets. As of December 31, 2005, all intangible assets have been written off.

Allowance for Doubtful Accounts

Whenever relevant, we maintain an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified in our portfolio of receivables. Additional allowances might be required if deteriorating economic conditions or other factors affect our customers’ ability to make timely payments.

Capitalized Software

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes ‘‘technologically feasible.’’ Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. As of December 31, 2005, we did not have any software development projects where the product being developed meets the criteria for capitalization.

Income Taxes

We use the asset and liability approach to account for income taxes. This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We then record a valuation allowance to reduce deferred tax assets to an amount that likely will be realized. We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. If we determine during any period that we could realize a larger net deferred tax asset than the recorded amount, we would adjust the deferred tax asset and record a corresponding reduction to its income tax expense for the period. Conversely, if management determines that we would be unable to realize a portion of our recorded deferred tax asset, it would adjust the deferred tax asset and record a charge to income tax expense for the period. Significant judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences (e.g., the income we earn within the United States) could materially impact our financial position or results of operations.

Stock-Based Compensation

Statement of Financial Accounting Standards (‘‘SFAS’’) 123, ‘‘Accounting for Stock-Based Compensation,’’ currently encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. However, as of January 1, 2006, we will be required to apply Financial Accounting Standards Board (‘‘FASB’’) Statement 123R, Share-Based Payments, which will require us to measure compensation cost for all share-based payments at fair value.

Derivatives

We follow the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), along with related interpretations of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), and EITF No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in Issue No. 00-19" ("EITF 05-2"). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period, with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our Common Stock. We utilize the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. These assumptions require significant management judgment.

Results of Operations

Our business is in its early stages and consequently our financial results are difficult to compare from one period to the next. We expect such period-to-period differences to continue to be significant over the next several years until we have a number of full years of operations.

Since acquiring Innovations in December 2003, we have focused on two areas: (1) further developing and enhancing the SWP and developing an array of products for the financial services, entertainment and general corporate market that leverage the functionality of the SWP; and (2) developing a sales strategy that focuses on building teams to develop relationships with direct customers, software manufacturers, multi-service operators and wireless carriers. Since we had limited capital, we lacked the resources to execute this strategy quickly. Once we began generating operating revenue – in late 2004 — and once we raised some modest amounts of capital – in early 2005 – we were able to begin hiring the sales and marketing and administrative personnel necessary to execute - our strategy.

Our revenue results from:

•	project work;

•	developing and implementing applications based on our SWP; and

•	licensing our technology as a one-time license fee, a periodic license fee, or a per user fee.

In project work, we may be asked by a customer to develop an application working off our SWP to deliver certain data or information to the customer’s wireless devices. In the case of a financial services firm, it could be the delivery of real-time market data to wireless devices used by traders. In these instances, we often receive an up-front fixed fee and, in some instances, will charge the customer an hourly rate for our developers. Once the application is developed, tested and deployed, we may receive a one-time license fee, a periodic license fee or a per user fee for its use. In other instances, we may partner with a wireless service provider to develop an application that the wireless service provider can deliver to its customers. In these instances, we may receive an up-front development fee and a license fee, in the form of a one-time fee or a share of the wireless service provider’s user revenue.

Comparison of the Year Ended December 31, 2005 and 2004

For the year ended December 31, 2005, we had a comprehensive loss of $6.8 million compared to a comprehensive loss of $654,000 for the year ended December 31, 2004. Our increased loss is attributable to building an organization and infrastructure to support our expanded sales and marketing effort and additional legal and accounting expenses related to becoming a public company. The following table compares our consolidated statement of operations data for the year ended December 31, 2005 and 2004.

	Year ended December 31
	2005	2004
Net Revenue	$565,489	$401,536
Operating expenses:
Depreciation and amortization	439,370	142,588
General and administrative expenses	1,348,461	174,790
Professional fees	927,425	93,859
Development expenses	894,287	211,359
Selling and marketing expenses	3,672,346	385,602
Total operating expenses	7,281,889	1,036,512
Operating income/(loss)	$(6,716,400)	$(634,976)
Interest income	76,415	1,137
Interest expense	(6,480)	(28,314)
Other income and expense	(100,000)	7,683
Net income/(loss)	$(6,716,400)	$(626,156)
Gain/(loss) on currency translation	(70,007)	(27,952)
Comprehensive income/(loss)	$(6,816,492)	$(654,108)

Revenue

Revenue in 2005 was $565,489 compared to revenue of $401,536 for 2004, an increase of 40.8%. 2005 revenue included $157,000 of licensing fees and $408,000 of project and support fees. Approximately 28% of the revenue is attributable to continuing license subscriptions and the balance relates mostly to new projects begun this year. Our new version of Sona Wireless Platform, MobileMarkets™ Enterprise Edition is currently in trials in ten major financial institutions. We believe continuing increases in wireless IT spending and our continuing sales and marketing efforts will help drive revenue into 2006.

Operating Expenses

Total operating expenses for 2005 were $7.3 million compared to $1.0 million for 2004. The increased operating expenses are primarily attributable to the growth in sales, marketing, and software development staff to support an expanded effort to market and sell the SWP and related products. The increased legal and accounting fees relate to the preparation and filing of required reports with the SEC including the Form 8-K/A, the proxy, our quarterly reports on Form 10Q-SB, our annual report on Form 10K-SB and general corporate governance related to being a public company.

Depreciation and Amortization Expenses

Depreciation and amortization expenses, relating primarily to the cost of acquiring, developing and enhancing our suite of software products, including the SWP, MobileMarkets™ and ServiceDesk™, was $439,370 for 2005 compared to $142,588 for 2004, a 208% increase. The increase reflects the write-off of $416,000 representing the unamortized balances of the software rights and deferred development costs resulting from the acquisition of Innovations in November 2003. Depreciation expense for 2005 is $23,000.

General and Administrative Expenses

General and administrative expenses for 2005 were $1,348,461 compared to $174,790 for 2004, a 671% increase. The increased expenses are attributable to the increased overhead structure required to support our sales and marketing and development efforts in 2005. We hired additional administrative, finance and accounting personnel, increasing our payroll to $503,000 in 2005 from $13,000 in 2004. We leased office space for a new corporate headquarters, sales and customer support office in New York, a sales office in London and a development facility in Boulder, Colorado, increasing our rent to $278,000 in 2005 from $30,000 in 2004. As a result of increased staff and office space, our expenses for office expenses, communication, insurance and other related expenses also increased. Most notably, our communication expenses increased to $111,000 in 2005 from $31,000 in 2004. Our insurance expense increased to $81,000 in 2005 from $4,000 in 2004. General and administrative expenses also include the write-off of intangible assets in the amount of $85,000 in 2005 from the acquisition of the assets of SmartVideo.

Professional Fees

Professional fees for 2005 were $927,425 compared to $93,859 for 2004, an 888% increase. Legal fees increased to $497,000 in 2005 from $49,000 in 2004. The increase is mostly attributable to the preparation and filing of public company documents with the SEC. Accounting fees increased to $143,000 in 2005 from $44,000 in 2004. This increase is attributable to additional accounting work required for the public company filings in 2005. Other professional fees of $159,000 were incurred in 2005 relating to recruitment of new employees, an investor relations consultant, transfer agent fees, architectural fees paid in connection with the new office space and directors fees. Additionally, each new director elected in 2005 was granted 40,000 shares of restricted stock. The fair market value of this stock was amortized over the period of vesting. Professional fees expense includes a charge of $123,000 relating to the amortization of deferred stock based compensation for 2005.

Development Expenses

Research and development expenses for 2005 were $894,287 compared to $211,359 for 2004, a 323% increase. Payroll and related expenses comprise 92% of the total research and development expenses. The increase is predominantly due to the hiring of additional developers to support the increased sales and marketing effort, which has produced a substantial increase in development projects.

Sales and Marketing Expenses

Sales and marketing expenses for 2005 were $3,672,346 compared to $385,602 for 2004, an 852% increase. The increased expenses are attributable to the significant effort undertaken in 2005 to raise awareness of the SWP and related products in our two large vertical markets, (a) media, entertainment and gaming and (b) financial services, and enterprise software, which we believe hold the greatest opportunities. We hired additional sales personnel, sales consultants and customer support personnel increasing our payroll and related expenses to $2.2 million in 2005 from $271,000 in 2004. Our travel and entertainment expenses related to sales and marketing increased proportionately to $539,000 in 2005, from $38,000 in 2004. We also substantially increased our marketing and advertising efforts, including development of marketing literature, participation in trade shows, attendance at trade conferences, and advertising targeted to specific industries within the market segments where we focus. Our marketing, advertising and licensing expenses increased to $678,000 in 2005 from $1,600 in 2004.

Interest Income

Before the Merger, we had limited capital. As a result, we had only nominal interest income of $1,137 in 2004. Interest income of $76,415 in 2005 reflects the fact that, in the Merger, Sona-Washington, the accounting acquirer, acquired PerfectData’s net cash assets, which were in excess of $1 million, and subsequently raised in excess of $5 million through the sale of series B preferred stock at the end of the second quarter. Interest income is derived from investing these funds in short-term liquid investments.

Interest Expense

Interest expense decreased from $28,314 in 2004 to $6,480 in 2005. In 2004, approximately two thirds of the interest expense related to interest on the convertible note with the remainder attributable mainly to bank fees and vendor interest. In 2005, the interest expense is entirely due to bank fees and vendor interest. We had no interest bearing debt in 2005.

Other income and expense

In 2005, other expense consisted of $100,020 relating to the December 31, 2005 revaluation of warrants carried as a liability on the balance sheet. The other income amount in 2004, relates to a Canadian tax credit for research and development. Under Canadian tax law, Innovations is entitled to a research and development tax credit equal to approximately 20% of its research and development expenses as reflected on its tax returns. The 2005 tax return has not yet been filed. The credits of $7,683 reflected for the 2004 period are based on Innovations’ research and development expenses reflected on its tax return for 2003. Our policy is to record and recognize the tax credits at the time we file our tax return.

Loss on Currency Translation

The balance sheet of Innovations, our Canadian subsidiary, is translated into U.S. dollars on the date thereof, using the official exchange rate on that date. Transactions that take place during the period are translated into U.S. dollars on the date of the transaction based on the official exchange rate on that date. The resulting difference in period income is treated as gain or loss during the period due to currency translation. The fact that the loss was higher in the 2005 period compared to the 2004 period reflects the weakening of the U.S. dollar relative to the Canadian dollar. Balances payable from Innovations to us are denominated in U.S. dollars and account for the majority of the exchange loss in 2005.

Liquidity and Capital Resources

Because of our limited capital, we are dependent on external sources of financing to support our working capital and capital expenditure requirements. We have relied upon the proceeds of private securities transactions to satisfy our financing needs. Through December 31, 2005, we had accumulated losses of approximately $7.5 million, which were financed primarily through sales of equity securities. At the Merger Date, we had a net book value of approximately $1.146 million – mostly cash and cash equivalents. In the year ended December 31, 2005, we consummated the following financing transactions:

•	in March, (i) the holder of a $100,000 convertible promissory note issued by us in June 2004 converted that note into 1,162,655 shares of our Common Stock. Those shares were converted into shares of our Series A Preferred Stock in the Merger and (ii) we sold 1,831,184 shares of our Common Stock for $475,000, which shares were subsequently converted into 25,000 shares of our Series A Preferred Stock in the Merger; and

•	In June, we sold 3,848.7 shares of our Series B Preferred Stock and warrants to purchase 962,175 shares of our Common Stock (the ‘‘Warrants’’). The gross proceeds from the sale of the Series B Preferred Stock and the warrants were approximately $5.05 million.

At December 31, 2005, we had total cash and cash equivalents of $1.3 million held in current and short-term deposit accounts. Our working capital at December 31, 2005 was approximately $394,000, compared to our negative working capital of $452,000 at December 31, 2004. Our current ratio at December 31, 2005 was 1.3 to 1 compared to our current ratio of 0.4 to 1 at December 31, 2004. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities.

Overall, for year ended December 31, 2005, we had a net cash increase of $1.2 million attributable primarily to net cash provided by investing and financing activities of $6.8 million offset by net cash used in operating activities of $5.6 million. The primary components of our operating cash flows are net loss adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, and accounts payable. The largest component of cash flow provided by financing activities was the proceeds from the Series B Preferred Stock financing with accompanying warrants, which generated over $5 million in gross proceeds of which approximately $4.7 was realized in the second quarter and $300,000 in the third quarter.

Capital expenditures for the year ended December 31, 2005 were approximately $167,000, which consisted primarily of computers and communication devices.

At December 31, 2005, we had no indebtedness, other than accrued salaries owing to two employees, including $104,000 owing to our chief executive officer.

At December 31, 2005, we had commitments relating to office leases in New York City and Boulder, Colorado in the United States, Toronto, Canada, and London, England, as well as some small amounts for office equipment leases. The current Toronto lease expires in April 2007. In New York, we have recently signed an office lease, which runs through December 2007 and in London, a short-term lease, which runs to March 2006.

In January, 2006, we sold 2,307,693 shares of our Common Stock to Shuffle Master for $3.0 million and issued to Shuffle Master an 18-month warrant to purchase 1,200,000 shares of our Common Stock at an exercise price of $2.025 per share. The sale of these shares and the issuance of the warrant were in connection with a strategic alliance distribution and licensing agreement between us and Shuffle Master.

As of December 31, 2005, we had cash and cash equivalents of approximately $1.3 million. We believe that this existing cash on hand, in combination with $3,000,000 in proceeds received subsequent to year end from the sale of shares to Shuffle Master, will be sufficient to fund our planned activities through at least June 2006. Accordingly, we will have to raise additional capital during 2006. We currently plan on raising capital to finance our planned activities at least through 2006. The form of the financing may include the sale of additional equity securities or the issuance of options or warrants. In addition to our efforts to raise additional capital, our management is implementing a program of careful management of our cash, reduction of expenses, including a reduction in work force, and seeking to develop new project work.

We cannot assure you that we will be able to successfully implement our plans to raise additional capital, increase our revenue and reduce our expenses. We may not be able to obtain the required additional capital or obtain additional project work on a timely basis, on favorable terms, or at all. If we cannot successfully implement our plans, our liquidity, financial condition and business prospects will be materially and adversely affected. Such a financing could dilute the interests of the existing shareholders or increase our operating expenses. If we cannot meet our revenue and cash flow forecasts, secure additional financing and reduce our expenses, we may have to significantly curtail our operations or take other restructuring actions.

Our consolidated financial statements included elsewhere in this report have been prepared assuming that we will continue as a going concern. Since our inception in November 2003, we have generated minimal revenue and have incurred net losses. Accordingly, we have not generated cash flow from operations and have primarily relied upon the sale of shares of our Common Stock and the Series B Preferred Stock financing to fund our operations. In view of our continuing losses, our auditors, in their report on our consolidated financial statements, have stated that these continuing losses raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Shares of our Common Stock and warrants sold to Shuffle Master and included in a resale registration statement may have been offered and sold without an exemption from the registration requirements of the Securities Act.

In January 2006, while the registration statement was pending review by the SEC, we entered into a strategic alliance licensing and distribution agreement with Shuffle Master under which we agreed to develop certain wireless gaming technology for Shuffle Master. In connection with that agreement, we sold 2,307,693 shares of our Common Stock and warrants to purchase up to an additional 1,200,000 shares of our Common Stock to Shuffle Master for $3.0 million. The proceeds from the sale of those securities were intended to provide us with the working capital we would need to fulfill our obligations under the agreement. Since we agreed to register the purchased shares and the shares underlying the warrants, we included them in the pending registration statement. We were subsequently informed by the staff of the Commission that, because we included those securities in a pending registration statement, they were questioning the availability of the exemption from registration that we were claiming. The availability of the exemption requires that the transaction have a conclusion. Including the Shuffle Master securities in the pending registration statement raises the question whether the transaction with Shuffle Master ever concluded. The Commission suggested that we remove the Shuffle Master securities from the pending resale registration statement, which we will do.

Notwithstanding that removal, if a court of competent jurisdiction were to ultimately determine that an exemption was not available, we may have to offer Shuffle Master rescission rights. In addition, we, and possibly some of our officers, may also be subject to penalties. However, we believe the sale of securities to Shuffle Master was exempt from the registration requirements of the Securities Act as a valid private placement transaction under Sections 4(2) and 4(6) of the Securities Act. Our belief is based on a variety of factors, including the following:

•	Shuffle Master is a sophisticated accredited investor that paid for and took possession of legended securities;

•	the negotiation of the strategic alliance agreement, including the sale of shares of our Common Stock to Shuffle Master, began before the registration statement was filed;

•	the sale of the shares and the issuance of the warrant were effected in connection with the strategic alliance agreement and the proceeds of the sale were intended to assist us in our development of the technology we agreed to develop for Shuffle Master in accordance with that agreement;

•	although we agreed to register the shares sold to Shuffle Master and the shares underlying the warrant we issued to Shuffle Master, we did not specifically agree to include those securities in the pending registration statement;

•	we have not been soliciting or marketing any of the securities covered by the registration statement;

•	the shares sold to Shuffle Master and those underlying the warrant will be removed from the registration statement.

For all of the foregoing reasons and because at this time the SEC has only questioned the availability of an exemption, we have determined that, in connection with this matter, we are not required to charge our 2005 earnings for any estimated loss contingency, provide pro forma financial data or disclose the existence of a loss contingency. Nevertheless, we have disclosed in the notes to our consolidated financial statements the fact that the SEC has questioned the availability of an exemption.

Item 7.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sona Mobile Holdings Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sona Mobile Holdings Corp. and Subsidiaries (the ‘‘Company’’) as at December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sona Mobile Holdings Inc. and Subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in this regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 21 to the consolidated financial statements, during the fourth quarter of 2005, the Company corrected its method of accounting for certain warrants.

/s/ Horwath Orenstein LLP
Toronto, Canada	Chartered Accountants
February 28, 2006, except for Note 20, as to which the date is March 28, 2006

SONA MOBILE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As at December 31, 2005	As at December 31, 2004
Assets
Current:
Cash and cash equivalents	$1,286,912	$113,629
Accounts receivable (net of allowance for doubtful accounts of $37,479 and $0, respectively)	413,122	131,630
Tax credits receivable	30,929	90,433
Prepaid expenses & deposits	114,691	17,852
Total current assets	1,845,654	353,544
Property and equipment:
Computer equipment	152,686	9,761
Furniture and equipment	29,761	5,469
Less: accumulated depreciation	(19,393)	(3,936)
Total property and equipment	163,054	11,294
Software rights, net	—	415,935
Total assets	$2,008,708	$780,773
Liabilities and Stockholders’ Equity
Current:
Accounts payable	$619,729	$93,027
Accrued liabilities	701,206	375,975
Note Payable and other short term notes	—	55,325
Redeemable Preferred Shares	—	280,000
Deferred revenue	130,287	1,432
Total current liabilities	1,451,222	805,759
Convertible note payable	—	85,630
Common stock purchase warrants carried as a liability – 962,175 issued and outstanding (see Note 21)	750,103
Total Liabilities	2,201,325	891,389
Stockholders’ equity:
Common Stock – 90,000,000 shares authorized, par value $.01 per share – 37,907,350 and 11,413,232 shares issued and outstanding respectively	379,074	775,697
Additional paid-in capital	7,064,433	205,555
Unamortized stock based compensation	(53,000)	(325,237)
Accumulated other comprehensive income	(95,659)	(25,651)
Accumulated deficit	(7,487,465)	(740,980)
Total stockholders’ deficiency	(192,617)	(110,616)
Total liabilities and stockholders’ equity	$2,008,708	$780,773

See accompanying notes to consolidated financial statements.

SONA MOBILE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31, 2005	Year ended December 31, 2004
Net Revenue	$565,489	$401,536
Operating expenses
Depreciation and amortization	439,370	142,588
General and administrative expenses	1,348,461	174,790
Professional fees	927,425	93,859
Development expenses	894,287	211,359
Selling and marketing expenses	3,672,346	385,602
Total operating expenses	7,281,889	1,008,198
Operating loss	(6,716,400)	(606,662)
Interest income	76,415	1,137
Interest expense	(6,480)	(28,314)
Other income and expense	(100,020)	7,683
Net loss	$(6,746,485)	$(626,156)
Foreign currency translation adjustment	(70,007)	(27,952)
Comprehensive loss	$(6,816,492)	$(654,108)
Net loss per share of common stock – basic and diluted	$(0.22)	$(0.06)
Weighted average number of shares of common stock outstanding – basic and diluted	30,916,820	10,626,442

See accompanying notes to consolidated financial statements.

SONA MOBILE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Series A & Series B Convertible Preferred Stock		Additional paid-in Capital	Unamortized Based Compensation	Accumulated Comprehensive Income Amount	Accumulated Deficit	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	6,812,010	$35,000	—	$—	$—	$—	$2,301	$(114,824)	$(77,523)
Issuance of shares for cash	4,601,222	368,997							368,997
Value of conversion option of convertible note					30,555				30,555
Cash received in advance for common stock subscriptions					175,000				175,000
Deferred stock based compensation		371,700				(325,237)			46,463
Foreign exchange translation							(27,952)		(27,952)
Net loss								(626,156)	(626,156)
Balance at December 31, 2004	11,413,232	775,697	—	—	205,555	(325,237)	(25,651)	(740,980)	(110,616)
Sona common stock issued prior to reverse merger	14,758,233	683,707							683,707
Convertible note conversion	1,162,655	70,420							70,420
Common stock acquired in the reverse merger	6,584,530	65,845			1,146,433				1,212,278
Recapitalization and exchange of stock pursuant to merger	(27,334,120)	(1,529,823)			1,478,905	325,237			274,319
Issuance of Series A Convertible Preferred Stock pursuant to merger			568,140	5,681					5,681
Issuance of Series B Convertible Preferred Stock			3,849	38	4,365,049				4,365,087
Conversion of Series A and Series B Convertible Preferred Stock into common stock	31,182,820	311,828	(571,989)	(5,719)	(306,109)				—
Deferred stock based compensation	140,000	1,400			174,600	(53,000)			123,000
Foreign exchange translation							(70,008)		(70,008)
Net loss								(6,746,485)	(6,746,485)
Balance at December 31, 2005	37,907,350	$379,074	0	0	$7,064,433	($53,000)	($95,659)	($7,487,465)	$(192,617)

See accompanying notes to consolidated financial statements.

SONA MOBILE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2005	Year ended December 31, 2004
Cash provided by (used in):
Operating activities
Net loss	$(6,746,485)	$(626,156)
Adjustments for:
Depreciation and amortization	439,370	142,588
Amortization of deferred interest	15,210	16,185
Revaluation of stock purchase warrants	100,020
Changes in non-cash working capital assets and liabilities:
Accounts receivable	(272,578)	(122,571)
Tax credits receivable	59,504	69,184
Prepaid expenses & deposits	(96,839)	(11,659)
Accounts payable	534,041	(67,929)
Accrued liabilities	330,882	244,263
Deferred revenue	128,855	1,432
Net cash provided by (used in) operating activities	$(5,508,020)	$(354,663)
Investing activities
Capital expenditures	(167,217)	(2,155)
Net cash provided by (used in) investing activities	$(167,217)	$(2,155)
Financing activities
Convertible note payable, net	—	100,000
Redeemable preferred shares	150,000	130,000
Proceeds from the sale of common stock	683,707	368,997
Proceeds from stock based compensation	53,000	46,463
Proceeds from deposits on share subscriptions	—	175,000
Cash acquired in reverse merger	1,101,858	—
Proceeds from the issuance of Series B Preferred Stock	4,365,087	—
Proceeds from the issuance of common stock purchase warrants	650,083	—
Repayment of note payable and other loans	(55,325)	(322,274)
Net cash provided by financing activities	$6,948,410	$498,186
Effect of exchange rate changes on cash	(99,890)	(27,952)
Change in cash during the period	1,173,283	113,416
Cash, beginning of period	113,629	213
Cash, end of period	$1,286,912	$113,629

There were no amounts paid in cash for taxes or interest in 2005 or 2004. There were several non-cash financing transactions in 2005. In early 2005, prior to the Merger Date, a convertible note in the principal amount of $100,000 was converted to 1,162,655 shares of Common Stock. On November 17, 2005, the outstanding shares of Series A and B Preferred Stock were automatically converted to 31,182,820 shares of Common Stock upon authorization of the increase in the authorized number shares of Common Stock to 90,000,000 shares.

See accompanying notes to consolidated financial statements.

SONA MOBILE HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

Note 1,    Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since our inception in November 2003, we have generated minimal revenue and have incurred substantial losses. Accordingly, we have not generated cash flow from operations and have primarily relied upon the sale of shares of our common stock and the Series B Preferred Stock financing to fund our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

As of December 31, 2005, the Company had cash and cash equivalents of approximately $1.3 million. Our management believes that this existing cash on hand, in combination with $3,000,000 in proceeds received subsequent to year end from the sale of shares to Shuffle Master, will be sufficient to fund our planned activities through at least June 2006. Accordingly, we will have to raise additional capital during 2006. We currently plan to raise capital to finance our planned activities at least through 2006. The form of the financing may include the sale of additional shares of our common stock or preferred stock or the issuance of options or warrants. We cannot assure that we will be successful in raising a sufficient amount of capital in a timely manner. If we are not successful in raising additional capital in a timely manner, our liquidity, financial condition and business prospects will be materially and adversely affected. Such a financing could dilute the interests of our existing shareholders or increase our operating expenses. If we cannot meet our revenue and cash flow forecasts and are also unable to secure additional financing, we may have to significantly curtail our operations or take other restructuring actions.

Note 2.    Basis of Presentation

The accompanying audited consolidated financial statements of Sona Mobile Holdings Corp. (the ‘‘Company’’) and its subsidiaries, included herein have been prepared by the Company in accordance with U. S. generally accepted accounting principles ("GAAP"). The audited consolidated financial statements herein include the accounts of the Company and its wholly-owned subsidiary, Sona Mobile, Inc. (‘‘Sona Mobile’’) and Sona Mobile’s wholly-owned subsidiary, Sona Innovations, Inc. (‘‘Innovations’’), a Canadian company, and Sona UK, Ltd., a wholly-owned subsidiary of the Company formed in the United Kingdom in September 2005. All material inter-company accounts and transactions have been eliminated in consolidation.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards ("SFAS) No. 123 (R), "Share Based Payment," which addresses the accounting for share-based payment transactions. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair values. SFAS No. 123 (R) will be effective for public companies that file as small business issuers as of the first interim period in fiscal years that begin after December 15, 2005. Management is evaluating the provisions of this standard. Depending upon the number and terms of options that may be granted in future periods, management believes that the implementation of this Standard could have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No.

150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset is some circumstances). Mandatorily redeemable instruments (i.e. instruments issued in the form of shares that unconditionally obligate the issuer to redeem the shares for cash or by transferring other assets) are to be reported as liabilities by their issuers. This statement does not affect the classification or measurement of convertible bonds, puttable stock, or other outstanding shares that are conditionally redeemable. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The Company has complied with the provisions of SFAS No. 150 since its inception in November 2003. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the Company's financial position or results of operations.

Note 3.    Company Background and Description of Business

PerfectData Corporation (‘‘PerfectData’’) was incorporated in the State of California on June 8, 1976. On November 29, 2004, after obtaining the requisite shareholder approval, PerfectData reincorporated in the State of Delaware.

On April 19, 2005 (the ‘‘Merger Date’’), pursuant to an Agreement and Plan of Merger dated as of March 7, 2005 (the ‘‘Merger Agreement’’), Sona Mobile, Inc., a State of Washington corporation (‘‘Sona-Washington’’), was merged with and into PerfectData Acquisition Corporation, a Delaware corporation (‘‘Merger Sub’’) and a wholly-owned subsidiary of the Company (the ‘‘Merger’’). Merger Sub simultaneously changed its named to Sona Mobile, Inc. The Company’s name was changed to Sona Mobile Holdings Corp. upon approval at the annual stockholders’ meeting on November 17, 2005.

As contemplated by the Merger Agreement, on the Merger Date, four of PerfectData’s five directors resigned, including the Chairman of the Board, and the remaining director appointed three designees of Sona-Washington to fill those vacancies. Also, on the Merger Date the Company’s chief executive officer resigned and the reconstituted board appointed designees of Sona-Washington as the Company’s new executive officers.

In the Merger, the Sona-Washington shareholders received an aggregate of 539,733 shares of the Company’s Series A Convertible Preferred Stock (the ‘‘Series A Stock’’). The conversion ratio for the Series A Stock was 48.11159 to one – meaning each share of Series A Stock was convertible into 48.11159 shares of the Company’s common stock, par value $.01 per share (the ‘‘Common Stock’’), or a total of 25,967,413 shares of Common Stock. Sona Mobile’s financial advisor in connection with the Merger received 28,407 shares of the Series A Stock, convertible into 1,366,706 shares of Common Stock. The holders of the Series A Stock vote together with the holders of the Company’s Common Stock on all matters submitted for vote to the Company’s shareholders on an as converted basis. As a result, the holders of the Series A Stock had 80% voting control of the Company on the Merger Date. An additional 11,389,217 shares of Common Stock will be issued to the original holders of the Series A Stock and the Series B Stock (see Note 6 below) if either of the following two conditions are satisfied: (1) if the Company, on a consolidated basis, has revenues of at least $3,000,000 and a gross profit margin of at least 50% for its fiscal year ending December 31, 2005 or (2) if the Company’s aggregate revenues for 2005 and 2006 are at least $12,000,000 and the Company’s gross profit margin, combined aggregate revenues and aggregate cost of revenues, for 2005 and 2006 are at least 50%.

The Series A Preferred Stock converted automatically into Common Stock at the time as the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation that increased the number of authorized shares of Common Stock to an amount that would permit the conversion of the Series A Preferred Stock. At the annual shareholders meeting on November 17, 2005, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 10,000,000 to 90,000,000. In accordance with the terms of the Merger Agreement, the 568,140 shares of the Series A Stock were automatically converted into 27,334,119 shares of Common Stock at that date.

Upon completion of the Merger, the Company’s only business was the historical business of Sona-Washington and the former Sona-Washington shareholders controlled the Company. Accordingly, the Merger was accounted for as a reverse acquisition of a public shell and a recapitalization of Sona-Washington. No goodwill was recorded in connection with the Merger and the costs were accounted for as a reduction of additional paid-in-capital. The pre-Merger financial statements of Sona-Washington are treated as the historical financial statements of the combined companies. The historical financial statements of PerfectData prior to the Merger are not presented. Furthermore, because Sona-Washington is deemed the accounting acquirer, its historical stockholders’ equity has been adjusted to reflect the new capital structure. Immediately prior to the Merger, PerfectData was essentially a shell company with net assets (primarily cash) of approximately $1.1 million.

Sona-Washington was organized on November 12, 2003 in the State of Washington for the purpose of acquiring all of the stock of Sona Innovations, Inc., a Canadian corporation (‘‘Innovations’’). The acquisition was completed in December 2003. The Company operates as one business segment.

The Company develops and markets wireless data applications for mobile devices in the rapidly growing wireless data marketplace. The Company is a Vertical Wireless Software and Service Provider specializing in value-added services to data-intensive vertical market segments. The Company's revenues consist of project, licensing and support fees relating to the Sona Wireless Development Platform(TM) ("SWP") and related end-user wireless application software products made available to enterprises and cellular operators.

The Company markets its products and services principally to two large vertical markets:

•	Financial services and enterprise Software. Our products and services extend enterprise applications to the wireless arena, such as customer relationship management systems, sales force automation systems, information technology (IT) service desk and business continuity protocols, all of which are delivered in compliance with the current regulatory environment. One of the Company’s primary focuses is to develop wireless software applications for the data-intensive investment banking community and client-facing applications for the retail banking industry.

•	Media, entertainment and gaming. Sona Mobile delivers content via significant channel partners and content partners, including live streaming television, digital radio, specific theme phones, and gaming applications.

Note 4.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. Customer account balances with invoices dated over 90 days are considered delinquent. The Company maintains reserves for potential credit losses based upon its loss history, its aging analysis and specific account review. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Such losses have been within management's expectations. The Company has some exposure to a concentration of credit risk as it relates to specific industry segments, as historically its customers have been primarily concentrated in the financial services industry. During 2005 and 2004, one customer comprised approximately 18% and 31%, respectively, of the Company's revenue. Since revenues are derived in large part from single projects, the Company bears some credit risk due to a high concentration of revenues from individual customers. In 2005, there were two individual customer projects that made up 31% and 20% of annual revenues respectively. In 2004, there were also two individual, but different customer projects that made up 16% and 10%of annual revenues.

We had a balance of $37,479 in our Allowance for Doubtful Accounts provision as of December 31, 2005. This balance consists entirely of provisions made in 2005. There were no bad debt write offs against the provision in 2005.

Note 5.    Summary of Significant Accounting Policies

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with GAAP and reflect the following policies:

(a)    Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sona Mobile, Inc., the accounts of Sona Mobile’s wholly-owned subsidiary, Sona Innovations Inc., and the accounts of the Company’s wholly owned subsidiary in the United Kingdom, Sona Limited. All inter-company accounts and transactions have been eliminated in consolidation.

(b)    Cash and cash equivalents

Cash and cash equivalents are comprised of cash and term deposits with original maturity dates of less than 90 days. Cash and cash equivalents are stated at cost, which approximates market value, and are concentrated in two major financial institutions.

(c)    Foreign currency translation

The functional currency is the U.S. dollar. In accordance with the provisions of SFAS No. 52, ‘‘Foreign Currency Translation,’’ assets and liabilities denominated in a foreign currency have been translated at the period end rate of exchange. Revenue and expense items have been translated at the transaction date rate. For Sona Innovations, which uses its local currency (Canada) as its functional currency, the resulting translation adjustments are included in other comprehensive income. Other gains or losses resulting from foreign exchange transactions are reflected in earnings.

(d)    Property and equipment

Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of three to five years.

(e)    Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

(f)    Software rights

Software rights were recorded at the excess of the purchase price for Innovations, purchased in 2003, over the fair value of that company's identifiable net tangible assets. During 2004 and 2005, the software rights were amortized on a straight-line basis assuming a four-year life. As at December 31, 2005, we determined that our technology had moved beyond the levels for which these software rights were originally acquired. Accordingly, the software rights were written off as of December 31, 2005. The related 2005 write off of approximately $347,000 has been included in Depreciation and Amortization expense in the financial statements.

(g)    Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, ‘‘Accounting for Income Taxes,’’ which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed periodically for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

(h)    Revenue recognition

The Company derives revenue from license and service fees related to customization and implementation of the software being licensed. License fees are recognized in accordance with Statement of Position (‘‘SOP’’) 97-2, ‘‘Software Revenue Recognition,’’ as amended by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, ‘‘Accounting for Performance of Construction-Type and Certain Production-Type Contracts.’’ Service fees are recorded on a percentage of completion or completed-contract basis depending on whether or not reliable estimates of the costs to complete the work can be obtained. License fees are recognized over the service period when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. The deferred revenues are amounts received prior to completion of service.

(i)    Research and development costs

The Company incurs costs on activities that relate to research and the development of new products. Research costs are expensed as they are incurred. Costs are reduced by tax credits where applicable.

Development costs to establish the technological feasibility of software applications developed by the Company are charged to expense as incurred. In accordance with SFAS 86, certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, a portion of the internal labor costs and external consulting costs associated with essential wireless software development and enhancement activities are capitalized. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years and are periodically evaluated for impairment.

Development costs for the years ended December 31, 2005 and 2004 were $894,000 and $211,000 respectively.

(j)    Stock based compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB

Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25," issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above and has adopted only the disclosure requirements of SFAS No. 123.

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

The following table illustrates the effect on net loss as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model, assuming a risk-free interest rate of 4.24% - 4.83%, a three-year term, 65% volatility, and no expected dividend rate. There were no options issued in 2004.

(000's, except per share amounts)

2005
Net loss, as reported	$(6,646,465)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	502,127
Pro forma net loss	$(7,148,592)
Basic and diluted net loss per common share:
As reported	$(0.22)
Pro forma	$(0.23)

(k)    Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

(l)    Derivatives

We follow the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), along with related interpretations of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), and EITF No. 05-2, "The Meaning of 'Conventional Convertible Debt Instrument' in Issue No. 00-19" ("EITF 05-2"). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period, with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our Common Stock. We utilize the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. These assumptions require significant management judgment.

Note 6.    Schedule of Stockholders’ Equity

The schedule of stockholders’ equity reflects the Merger, which was treated as a reverse acquisition with Sona-Washington as the accounting acquirer. The beginning equity is that of Sona Washington as of December 31, 2003, and the schedule reflects the issuance of Common Stock pursuant to the merger and the Series B financing described below.

Series B Financing

In June 2005, the Company sold 3,848.7 shares of its Series B Convertible Preferred Stock, $.01 per share (the ‘‘Series B Preferred Stock’’), and warrants to purchase 962,175 shares of Common Stock (the ‘‘Warrants’’). The gross proceeds from the sale of the Series B Preferred Stock and the

Warrants (the ‘‘Series B Financing’’) were approximately $5.05 million, before related costs of approximately $34,000. The Series B Stock ranked pari passu with the Series A Preferred Stock and was identical in all material respects to the Series A Preferred Stock, except that each share of Series B Preferred Stock converted into 1,000 shares of Common Stock, or 3,848,700 in the aggregate, only upon an increase in the Company’s authorized shares of Common Stock.

At the annual shareholders meeting on November 17, 2005, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 10,000,000 to 90,000,000. In accordance with the terms of the Series B Financing, the 3,848.7 shares of the Series B Preferred Stock were automatically converted into 3,848,700 shares of Common Stock at that date.

Note 7.    Earnings per Share

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

The calculation of diluted earnings per share did not include 1,925,000 shares of the Company’s Common Stock issuable upon the exercise of options nor did it include the 962,175 shares issuable upon exercise of the common stock warrants, as their inclusion would be anti-dilutive.

Note 8.    Lease Commitments

The Company leases office space in Toronto, Ontario, New York, New York, Boulder, Colorado and London, United Kingdom. The Company also leases certain office equipment. These leases have been classified as operating leases. Lease commitments by year are as follows:

Future Lease Commitments by Year
(US$)

	2006	2007	2008	2009	2010
Office Space Leases:
United States	$497,104	$500,915	$67,938	$74,732	$62,059
Canada	81,740	27,247
United Kingdom	5,446
Total Office Space	584,291	528,162	67,938	74,732	62,059
Office Equipment	7,558	7,558	7,221	5,442	591
Total Lease Commitments	$591,849	$535,720	$75,159	$80,174	$62,650

Office lease payments for 2005 and 2004 were approximately $139,000 and $29,000 respectively. Office equipment lease expense for 2005 and 2004 were approximately $5,000 and $3,000 respectively.

Note 9.    Convertible note payable

In July 2004, the Company issued a note for proceeds of $100,000, its face value. The note was due January 2006 and bears interest at 12% per annum, payable upon maturity. On the note's due date, 48,500 common shares were to be issued to the note holder. The note was convertible to 1,162,655 shares of our Common Stock, at any time before the due date. In March 2005, the note was converted to 1,162,500 shares of the Company’s common stock.

In accordance with EITF 98-5, the fair value of the conversion option on the date of issuance was nil as the conversion price was equal to the current issue price for the underlying shares. The obligation to issue the underlying shares has been valued at the market price at the time of issue in the amount of $30,555 and is reflected as part of "Additional paid-in capital" in stockholder's equity and the related note discount, netted against the note payable. Interest and amortization of the discount were charged to income over the term of the note. On March 2, 2005, the holder of the note exercised the conversion option. The other paid-in capital and the carrying value of the note payable, including accrued interest and unamortized discount of $21,580, have been recorded as proceeds for the issue of the 1,162,655 shares.

Note 10.    Share Capital

On the Merger Date, the Company issued 568,140 shares of its Series A Stock in connection with the Merger. At the annual shareholders meeting on November 17, 2005, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 10,000,000 to 90,000,000. In accordance with the terms of the Merger Agreement, the 568,140 shares of the Series A Stock were automatically converted into 27,334,119 shares of Common Stock at that date.

In June 2005, the Company sold 3,849 shares of its Series B Preferred Stock and 962,175 Common Stock purchase warrants (the ‘‘Warrants’’). The total gross proceeds from the Series B Financing were $5,049,466. All of the Series B Peferred Stock subscription amounts were received by December 31, 2005. The Warrants were valued at $650,083 using the Black-Scholes option pricing formula based upon a four year term, a volatility factor of 65%, a risk free interest rate of 4.5% and the closing stock price on June 17, 2005, the date prior to the Series B Financing. The Warrants expire four years from their date of issuance and have a per share exercise price of $1.968. All subscription amounts were received by December 31, 2005. At the annual shareholders meeting on November 17, 2005, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 10,000,000 to 90,000,000. In accordance with the terms of the Series B financing, the 3,848.7 shares of the Series B Preferred Stock were automatically converted into 3,848,700 shares of Common Stock at that date.

Between January 1, 2004 and December 31, 2004, the Company issued 4,601,222 shares of its Common Stock for cash. As of December 31, 2004, the Company had 11,413,232 shares of its Common Stock outstanding. An additional 14,758,233 shares were issued for cash between January 1, 2005 and the Merger Date, of which $175,000 was received in December 2004. On March 2, 2005, 1,162,655 shares were issued upon conversion of a note payable (see Note 9). Between the Merger Date and December 31, 2005, the Company issued 27,334,120 of its Common Stock to convert 568,140 shares of its Series A Preferred Stock, 3,848,700 shares of its Common Stock to convert 3,848.7 shares of its Series B Preferred Stock, and 160,000 shares of restricted Common Stock to the four newly elected outside directors for their services, of which 20,000 shares subsequently forfeited to the Company.

Note 11.    Financial Instruments

The Company's financial instruments consist of cash, accounts receivable, accounts payable, and notes payable. The Company is subject to credit risk with respect to its accounts receivable to the extent that debtors do not meet their obligations. The Company monitors the age of its accounts receivable and may delay development or terminate information fees if debtors do not meet payment terms. The fair value of all financial instruments approximates book values.

The Company is subject to foreign currency risk with respect to financial instruments denominated in a foreign currency.

Note 12.    Income Taxes

Deferred tax benefits arising from net operating loss carry forwards were determined using the applicable statutory rates. At December 31, 2005, the Company had net deferred tax assets of approximately $2,539,000 arising from net operating loss (NOL) carry forwards. The NOL carry forwards, which are available to offset future profits of the Company begin to expire in 2010 if not utilized and expire in varying amounts through 2024. These deferred taxes benefits are fully offset by valuation allowances as there can be no assurance that the company will earn sufficient future profits to utilize the loss carry forwards.

The net operating loss carry forward balances vary from the applicable percentages of net loss due to expenses, primarily amortization of software rights, recognized under generally accepted accounting principles, but not deductible for tax purposes.

	2005	2004	2003	Total
United States loss	2,537,265	216,285	114,823	2,868,373
Canada loss	3,782,636	409,871	—	4,192,507
United Kingdom loss	326,564	—	—	326,564
Amortization of intangibles	(415,935)	(138,647)	—	(554,582)
Net loss for tax purposes	6,230,530	487,509	114,823	6,832,862
Expected statutory rate	37.2%	36.7%	40.0%	37.2%
Expected recovery of taxes	2,314,916	179,048	45,929	2,539,256
Valuation reserve	(2,314,916)	(179,048)	(45,929)	(2,539,256)
Net tax asset	—	—	—	—

Note 13.    Commitments

On December 29, 2004, Innovations signed a letter of intent to acquire the assets and employee contracts of Smart Video Canada Inc. for $83,195 ($100,000 Canadian). An initial deposit of $4,160 ($5,000 Canadian) was paid as at December 31, 2004, a second payment of $42,500 ($50,000 Canadian) was paid in the third quarter of 2005 and the final payment of $36,535 ($45,000 Canadian) was paid in the fourth quarter of 2005. The assets included in the purchase had negligible value, so the purchase amount was determined to be 100% goodwill relating to the employment contracts. The goodwill was estimated to have no future value as of December 31, 2005 and was written off to General and Administrative expenses in the fourth quarter of 2005.

Note 14.    Amounts due to Affiliated Parties

Accrued liabilities at December 31, 2005 include an amount of approximately $82,000 due to an officer of the Company and an amount of approximately $22,000 owed to a former employee of the Company. At December 31, 2004, these balances were approximately $164,000 and $46,000 respectively. Both amounts relate to compensation earned but not paid in 2004.

Note 15.    Related Party Transactions

During 2005 and 2004, the Company paid consulting and management fees to shareholders and directors of the company in the amount of $499,000 and $102,000, respectively. This included payments for the years ended December 31, 2005 and December 31, 2004 for consulting fees of $140,808 and $0, respectively, to Mr. Kreloff and $207,215 and $36,269, respectively, to Mr. Glinsman. In addition, relocation expense of $32,884 was incurred by us in 2005 for Mr. Glinsman's benefit. We also granted options expiring October 13, 2010 to each of Messrs. Kreloff and Glinsman to purchase up to 250,000 shares of our Common Stock at an exercise price of $1.60. On July 18, 2005, we entered into a two-year consulting agreement with Mr. Frank Fanzilli, a director, under which we pay him $5,000 per month for consulting services. We also issued to each of Messrs. Castellano, Fanzilli and Vittoria in connection with their appointment to our Board of Directors in 2005, 40,000 shares of our Common Stock (an aggregate of 120,000 shares) pursuant to the restricted stock equity compensation plan described under Part III, Item 10, Executive Compensation—Compensation of Directors. Mr. Paul McAleese, who was also appointed to our Board of Directors in 2005 and who resigned from the Board effective March 6, 2006, was also awarded 40,000 shares of our Common Stock under this equity compensation plan , but, as provided in the plan, forfeited 20,000 shares by reason of his resignation from the Board. We also granted options to purchase up to 5,000 shares of our Common Stock to each of such persons in 2005 in connection with their appointment to our Board of Directors.

As of December 31, 2005, Accrued Liabilities includes the balance due to shareholders of $103,778, which is non-interest bearing and unsecured with no specific terms of repayment.

In 2004, the Company's subsidiary shared premises with the former majority shareholder of Innovations Baldhead Systems that also owns 570,796 shares of the Company’s Common Stock. During 2004, the Company paid rent to the former majority shareholder in the amount of $22,590 on a month-to-month basis with no commitment.

Note 16.    Option Grants

Option /SAR Grants in Last Fiscal Year

(1)    2000 Option Plan

In May 2000, the Board of Directors of the Company adopted the Stock Option Plan of 2000 (the ‘‘2000 Option Plan’’). In October 2000, the stockholders of the Company approved the 2000 Option Plan and ratified options previously granted. The Company registered under the Securities Act of 1933, as amended (the ‘‘Securities Act’’), the shares issuable upon the exercise of options granted or to be granted pursuant to the 2000 Option Plan in a Registration Statement on Form S-8, File No. 333-51744, filed on December 13, 2000. As a result of this registration under the Securities Act, an optionee under options registered under such registration statement who is not an affiliate of the Company may resell the shares of the Common Stock received upon exercise immediately and an optionee who is an affiliate (i.e., a director or an executive officer) may resell pursuant to the exemption of Rule 144 under the Securities Act without compliance with any holding period under paragraph (d) of Rule 144.

The 2000 Option Plan provided for the grant of options to purchase shares of the Common Stock to directors, officers, employees and consultants of the Company. Non-qualified stock options may be granted to directors, officers, employees and consultants. Incentive stock options, as such form is defined in Section 422 of the Code, may be granted only to employees. The term of the 2000 Option Plan was for ten years and it provided for the grant of options to purchase up an aggregate of 1,925,000 shares of Common Stock. The 2000 Option Plan initially provided for the grants of options to purchase an aggregate of 2,000,000 shares of Common Stock; however, three options to purchase an aggregate of 75,000 shares have been exercised. The 2000 Option Plan was administered by the Board during the first half of 2005 and in prior fiscal years and in now administered by the Compensation Committee.

On November 12, 2005, the Company’s stockholders approved the Amended and Restated Option Plan of 2000 (the ‘‘Amended and Restated Option Plan.’’), The Amended and Restated Option Plan amends and restates the 2000 Option Plan and, among other things, increases the number of shares of our Common Stock subject to the 2000 Plan from 2,000,000 shares to 5,000,000 shares and gives the Plan administrator the flexibility to grant various types of equity incentive compensation awards, in addition to stock options, including, for example, restricted stock awards, stock appreciation rights and others., among other things, increases the number of shares of our Common Stock subject to the Plan from 2,000,000 shares to 5,000,000 shares and gives the Plan administrator the flexibility to grant various types of equity incentive compensation awards, in addition to stock options, including, for example, restricted stock awards, stock appreciation rights and others.

The Amended and Restated Option Plan provides that the exercise price of an incentive stock option shall not be less than the fair market value of Common Stock on the date of grant, except that, if the employee owns stock possessing more than 10% of the total combined voting power of all classes of stock, the exercise price of the option must be at least 110% of the fair market value of Common Stock on the date of grant and the incentive stock option cannot be exercised after five years from the date of grant. No stock option granted has, and no option to be granted under the 2000 Option Plan may have, a term in excess of ten years. The exercise price of a non-statutory or nonqualified option may be less than the fair market value on the date of grant.

The number of shares subject to an outstanding option and the exercise price thereof are subject to adjustment in the event of a stock dividend, stock split, reorganization, recapitalization, combination of shares, change in corporate structure or similar events. No fractional shares will be issued upon exercise and the Company has no obligation to pay for such fractional share.

Options granted prior to the reverse acquisition on April 19, 2005 were not exercisable during the first year after the date of grant and thereafter became exercisable in annual installments of 25% each. Although the 2000 Option Plan permits some options to be granted to employees to have performance goals as the condition precedent to becoming exercisable, no option granted to date has such provision. Stock options granted subsequent to April 19, 2005 had vesting provisions of 1/3 upon grant with 1/3 vesting annually in each of the two following years, with the exception of the director stock options, which vest at a rate of 25% at the end of each quarter over a one year period from the date of grant.

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

For a consultant to be eligible to receive a grant of a stock option under the Amended and Restated Option Plan the optionee must be a natural person and the services rendered for the Company must be of a bona fide nature and not in connection with the offer or sale of securities of the Company in a capital raising transaction and do not directly or indirectly promote or maintain a market for the Company's securities.

At the Merger Date, options covering a total of 249,000 shares of the Common Stock were outstanding under the 2000 Option Plan at a weighted average exercise price of $1.003 per share.

During fiscal 2005, each of the five external directors was granted a stock option under the 2000 Option Plan for 5,000 shares of Common Stock on the respective dates of their appointment or re-election to the board. These grants vest over a one year period with 25% vesting at the end of each quarter after the grant date.

On October 13, 2005, 1,697,665 options were granted to officers, employees and independent contractors with an exercise price of $1.60, which was the closing market price on that date.

During fiscal 2005, options covering an aggregate of 46,665 shares of Common Stock were cancelled.

The Company has never granted any stock appreciation rights (SARs).

Option, Grants, Exercises and Values

A summary of option transactions under the plan for fiscal 2005 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 19, 2005 (Merger Date)	249,000	1.003
Granted to directors	25,000	1.340
Granted to officers	737,665	1.600
Granted to employees & contractors	960,000	1.600
Canceled	(46,665)	1.600
Outstanding, December 31, 2005	1,925,000	$1.519

There were no option exercises in fiscal 2005 subsequent to the Merger Date.

Note 17.    Segmented Information

The Company operates in Canada and the United States. All revenues are currently from the Canadian subsidiary. The Company has commenced sales and marketing efforts in the United States and the United Kingdom.

Property and equipment by geographic region are as follows:

	December 31,
Property and Equipment	2005	2004
United States	$105,699	$0
Canada	57,355	11,294
Total	$163,054	$11,294

Property and equipment includes only assets held for use, and is reported by geography based on the physical location of the assets at the end of the fiscal year. As of December 31, 2005, property and equipment were held only in the United States and Canada.

Note 18,    Stock Based Compensation

In accordance with the compensation plan for directors adopted by the Board on July 19, 2005, the four new non-employee directors, immediately upon his election to the Board, received 40,000 shares of Common Stock, of which 20,000 shares vested immediately and 20,000 will vest on the first anniversary of his election to the Board. If a director leaves the Board for any reason, voluntarily or involuntarily, before the first anniversary of his election to the Board, he will forfeit any unvested shares. These 160,000 shares of common stock were valued at the fair market value on the date of grant and charged as compensation over the vesting period.

Note 19,    Deferred Revenues

Deferred revenue occurs where the Company invoices customers for project work that has not been completed at the balance sheet date. The Company’s deferred revenue balances for 2005 and 2004 are $130,287 and $1,432, respectively.

Note 20,    Subsequent Event

In January 2006, we sold 2,307,693 shares of our Common Stock to Shuffle Master for $3.0 million and issued an 18-month warrant to purchase 1,200,000 shares of our Common Stock to Shuffle Master. This warrant has an exercise price of $2.025 per share and expires on July 12, 2007. The sale of these shares and the issuance of this warrant were in connection with a strategic alliance distribution and licensing agreement between us and Shuffle Master. As part of our agreement with Shuffle Master, we agreed to register the shares of our Common Stock sold to Shuffle Master and the shares underlying the warrant.

In December 2005, we filed a resale registration statement with the Securities and Exchange Commission (the ‘‘SEC’’) on behalf of various stockholders. In January 2006, while the registration statement was pending review by the SEC, we entered into a strategic alliance licensing and distribution agreement with Shuffle Master under which we agreed to develop certain wireless gaming technology for Shuffle Master. In connection with that agreement, we sold 2,307,693 shares of our common stock and warrants to purchase up to an additional 1,200,000 shares of our common stock to Shuffle Master, Inc. for $3.0 million. The proceeds from the sale of those securities were intended to provide us with the working capital we would need to fulfill our obligations under the agreement. Since we agreed to register the purchased shares and the shares underlying the warrants, we included them in the pending registration statement. We were subsequently informed by the staff of the SEC that, because we included those securities in a pending registration statement, they were questioning the availability of the exemption from registration that we were claiming. The availability of the exemption requires that the transaction have a conclusion. Including the Shuffle Master securities in the pending registration statement raises the question as to whether the transaction with Shuffle Master ever concluded. The SEC suggested that we remove the Shuffle Master securities from the pending resale registration statement, which we will do. Notwithstanding that removal, if a court of competent jurisdiction were to ultimately determine that an exemption was not available, we may have to offer Shuffle Master rescission rights. In addition, we, and possibly some of our officers, may also be subject to penalties. However, we believe the sale of securities to Shuffle Master was exempt from the registration requirements of the Securities Act as a valid private placement transaction under Sections 4(2) and 4(6) of the Securities Act for a variety of reasons and we will vigorously contest any claim to the contrary.

Note 21,    Correction of error for misapplication of SFAS 133, SFAS 150 and EITF 00-19 related to the issuance of warrants.

Management has determined that the prior accounting for the Warrants issued in conjunction with the Series B Preferred Stock in June 2005 was in error. The company initially classified the Warrants as an equity instrument, however the warrant agreement includes a registration rights agreement with an uneconomic penalty which precludes this classification. The Warrants have been reclassified as a liability in accordance with the provisions of SFAS 133, SFAS 150 and EITF 00-19.

As a result of the error, stockholders' equity at June 30, 2005 and September 30, 2005 were understated by $650,083. Liabilities for the same period were overstated by $650,083 and $749,730, respectively. Further the standards require the Company to re-measure the value at the end of each reporting period with the resulting increase or decrease to the liability reported as a component of the Consolidated Statements of Operation and Comprehensive Loss. As a result of the increase in the value of the warrants since issuance to December 31, 2005, a revaluation expense of $100,020 has been included in Other Income and Expense. Of this revaluation amount, $99,287 related to the quarter ended September 30, 2005 and $733 related to quarter ended December 30, 2005.

50

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures.

Management, with the participation of our chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our ‘‘disclosure controls and procedures’’ (as defined in the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) and Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this annual report (the ‘‘Evaluation Date’’). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 8B	Other Information.

None.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table sets forth the names, ages and principal position of our executive officers and directors:

Name	Age	Position
Shawn Kreloff	43	Chairman of the Board and Director
John Bush	42	President, Chief Executive Officer and Director
Nicholas H. Glinsman *	45	Secretary and Director
John C. Rudy	63	Vice President and Chief Financial Officer
Lance Yu	36	Senior Vice President and Chief Technology Officer
Bryan Maizlish	43	Director
Frank J. Fanzilli, Jr.	48	Director
Michael P. Castellano	64	Director
Paul C. Meyer	58	Director
Joseph V. Vittoria	70	Director

*	Mr. Glinsman was appointed Interim Chief Financial Officer as of June 1, 2005 upon the retirement of our former chief financial officer who retired as of May 31, 2005. He resigned from that position on September 14, 2005 when John Rudy was appointed chief financial officer.

Shawn Kreloff, 43, has been our Chairman and a director since September 2004. From 2003 to September 2004, and from 2001 to September 2002, he served as a managing director of, and investor in, Jumpstart Capital Partners, From September 2002 to 2003, Mr. Kreloff was executive vice president of sales, marketing and business development of Predictive Systems, Corp., a network infrastructure and security consulting company. Mr. Kreloff was a founding investor of Insight First, a company that provides analytics software, which was sold to 24/7 Media (Nasdaq: TFSM) in 2003. From 1999 to 2002, he served as executive vice president of business development of Opus360 Corporation, as well a founding investor, Opus360 was acquired by Artemis International Solutions (OTC: AMSI) in 2002. From September 2004 to January 2006, Mr. Kreloff served on the board of directors of Secured Services, Inc., (OTCBB: SSVC.OB). Mr. Kreloff also served on the board of directors of Hudson Williams, a computer consulting firm, from 1999 through 2004, when it was acquired by Keynote Systems. (Nasdaq NM: KEYN). Mr. Kreloff holds a BS degree in Operations Research from Syracuse University, 1984.

John Bush, 42, has been our President and Chief Executive Officer and a director since our inception in November 2003. He was a founding investor of Sona-Washington. He has been a senior telecommunications and technology executive for over 17 years. From November 2001 through December 2003, he was self-employed and a private investor. From December 1998 through December 2001, he was Vice President – Enterprise Marketing for Sprint Canada.

Nicholas H. Glinsman, 45, has been a director since September 2004 and our Secretary since April 19, 2005. In addition, he was our Interim Chief Financial Officer from June 1, 2005 through September 14, 2005, replacing our former Chief Financial Officer who retired as of May 31, 2005. Mr. Glinsman has been the Chief Executive Officer of 1 EZcall, LLC, a private investment fund. Since 2001, Mr. Glinsman has been a member of the board of directors of Braven Capital and Mirabella Funds Services, private investment funds. Prior to 2001, he held various senior management positions at Salomon Brothers, Inc. and Merrill Lynch Inc., Pierce & Smith, Inc., including manager of the future sales group for Europe and the Middle East. He also represented the trading floor on European technology committee of Salomon Brothers.

Michael P. Castellano, 64, was appointed to the Board on September 14, 2005 and was immediately named chairman of the Audit Committee. Mr. Castellano is a certified public accountant with more than 40 years of experience in the financial sector. His career includes executive positions in corporate accounting, finance, and administration at companies such as Avis, Inc., E.F. Hutton, Inc., and Fidelity Investments. At Fidelity, he held the positions of Vice President and Corporate Controller and was later appointed Senior Vice President and Chief Accounting Officer of the Fidelity Institutional Group. Later assignments included the positions of Executive Vice President and Chief Administrative Officer at Kobren Insight Group where he became a member of the Board of Directors in 1997. He was also a director and head of the Audit Committee for Puradyn Filter Technologies from 2001 through 2005 and ResortQuest International, a New York Stock Exchange listed property management company, from 2002 until November 2003 when it was acquired by Gaylord Entertainment. Mr. Castellano currently serves as a director and chairman of the Audit Committees of Globetel Communications Corp. and Sun Capital Advisers Trust.

Bryan Maizlish, 43, was a director of PerfectData from March 31, 2000 through the Merger Date and has continued to serve on our board since the Merger Date. Mr. Maizlish joined Lockheed Martin Corporation in August 2000 and has held various managerial positions since then. He is currently serving as the Chief Technology Officer – Program Team in the Integrated Systems and Solutions Division of Lockheed Martin Corporation. From January 1998 to August 2000, he was employed by Magnet Interactive Inc., a private Internet professional services company and its affiliate, Noor Group Ltd., a full service Internet solutions and infrastructure provider offering a full range of services from networking, hosting, and Internet service provision to web-based services and entertainment based in Cairo, Egypt, his last position at both companies being Executive Vice President, Chief Strategy Officer and Chief Financial Officer. Prior thereto, he held various managerial and consulting positions for over a decade in the new media and entertainment industries, such as MCA Inc., Gulf Western Corporation and Gene Roddenberry's Norway Corporation.

Frank J. Fanzilli, Jr., 48, was appointed to the Board on July 19, 2005 and is Chairman of the Compensation and Nominating Committee and a member of the Audit Committee. Mr. Fanzilli is a private investor and has been an independent business consultant since June 2002. From 1985 through June 2002 Mr. Fanzilli was employed at Credit Suisse First Boston. In 1996 he was named Managing Director and the Global Chief Information Officer of the bank. In that capacity he was responsible for the firm's world-wide information technology infrastructure, operations and applications. Mr. Fanzilli is also a director of InterWoven Inc. (Nasdaq NM: IWOV), the Open Source Development Labs, a non-profit organization dedicated to promoting open source, and several private firms. Mr. Fanzilli received a BS in Management from Fairfield University and MBA in Finance from the New York University Stern School of Business.

Paul C. Meyer, 58, was appointed to the Board on March 28, 2006. He has served as President of Shuffle Master, Inc., a publicly traded casino gaming supply company, since October 2003 and was appointed as Shuffle Master’s chief operating officer in February 2004. Mr. Meyer served as president of the Integrated Solutions Division of Concurrent Computer Corporation from December 2000 until October to November 1998.

Joseph V. Vittoria, 70, was appointed to the Board on September 14, 2005. Mr. Vittoria is chairman of Autoeurope, Inc., American Coach Lines and Puradyn Filter Technologies, Inc. In September 2000, he retired as Chairman and Chief Executive Officer of Travel Services International, Inc., a company he founded and took public in 1997. Earlier in 2000, he had sold the company to Airtours, plc, a large British tour operator. From 1987 to 1997, he was Chairman and Chief Executive Officer of Avis, Inc., and was President and Chief Operating Officer for the prior five years. Mr. Vittoria serves as an Advisory Director of the National Crime Prevention Counsel. In recognition of his efforts on behalf of missing children, he served on President Reagan's Child Safety Partnership. He was the founding chairman of the Board of Visitors of the Georgetown University School of Languages and Linguistics and is a member of the Board of Overseers of the Columbia Business School.

John C. Rudy, 63, was appointed as Vice President and Chief Financial Officer on September 14, 2005. Mr. Rudy is the founder and principal of Beacon Consulting Associates, a firm specializing in providing financial consulting services. Mr. Rudy is a certified public accountant in New York State.

Lance Yu, 36, has been our Senior Vice President – Chief Technology Officer since our inception in November 2003. From January 2002 through November 2004, he was the Vice President – Technology of Sona Innovations, Inc. which was purchased by Sona-Washington from Baldhead Systems, a professional services, web design and business consulting organization based in Toronto, Canada, first as a Senior Project Manager and then as Vice President – Technology.

There are no family relationships among our directors or among our executive officers.

Committees of the Board of Directors

Our Board of Directors has established two standing committees to assist it in discharging its responsibilities: the Audit Committee and the Compensation and Nominating Committee.

Audit Committee

The Audit Committee reviews our accounting functions, operations and management, our financial reporting process and the adequacy and effectiveness of our internal controls and internal auditing methods and procedures. The Audit Committee represents the Board in overseeing our financial reporting processes, and, as part of this responsibility, consults with our independent public accountants and with personnel from our internal audit and financial staffs with respect to corporate accounting, reporting, and internal control practices. The Audit Committee recommends to the board the appointment of our independent public accountants and is responsible for oversight of our independent public accountants. The Audit Committee held eight meetings during 2005.

Until the Merger Date, the members of the Audit Committee were Timothy D. Morgan (Chairman), Bryan Maizlish and Tracie Savage. Mr. Morgan and Ms. Savage resigned as directors on the Merger Date. From that the Merger Date until July 19, 2005, the entire Board functioned as the Audit Committee. On July 19, 2005, two new directors were appointed to the Board — Frank Fanzilli and Paul McAleese. Messrs. Fanzilli and McAleese were immediately appointed to serve on the Audit Committee, with Mr. Fanzilli appointed as Acting Chairman until we could identify an ‘‘audit committee financial expert’’ (see below). On September 14, 2005, Mr. Castellano, who qualifies as an ‘‘audit committee financial expert,’’ was appointed as the Chairman of the Audit Committee. Messrs. Castellano and Fanzilli currently serve as the sole members of the Audit Committee by reason of the resignation of Mr. McAleese as a director effective March 6, 2006.

Audit Committee Financial Expert

During our 2005 fiscal year prior to the Merger Date , the Board had determined that Timothy D. Morgan, then Chairman of the Audit Committee, was an ‘‘audit committee financial expert,’’ as such term is defined in Item 401(e)(1) of Regulation S-B, and that Mr. Morgan was independent, pursuant to Item 401(e)(1)(ii) of Regulation S-B. As discussed above, Mr. Morgan resigned from the Board on the Merger Date. On September 14, 2005, Mr. Castellano was appointed as Chairman of the Audit Committee and designated as the ‘‘audit committee financial expert.’’

Compensation and Nominating Committee

The function of the Compensation and Nominating Committee is to review and recommend the compensation and benefits, payable to our officers, review general policy matters relating to employee compensation and benefits and administer our various stock option plans and other incentive compensation arrangements. The Committee will also seek to identify individuals qualified to become members of the Board and make recommendations to the Board of nominees to be elected by stockholders or to be appointed to fill vacancies on the Board.

From the Merger Date until July 19, 2005, we did not have a nominating committee or a committee performing similar functions. On July 19, 2005, our Board established the Compensation and Nominating Committee and approved and adopted a Compensation and Nominating Committee Charter. Mr. Fanzilli and Mr. McAleese were appointed the sole members of the Compensation and Nominating Committee, with Mr. McAleese appointed as Chairman. Mr. Fanzilli currently serves as the sole member of the Compensation and Nominating Committee by reason of the resignation of Mr. McAleese as a director effective March 6, 2006.

PerfectData Compensation Committee and Nominating Committee

During our 2005 fiscal year until the Merger Date, Harris A. Shapiro and Corey P. Schlossmann served as members of the Compensation Committee of PerfectData’s Board, with Mr. Shapiro serving as the Chairman. On April 19, 2005, Messrs. Harris and Schlossman resigned from the Board. PerfectData did not have a standing nominating committee or a committee performing similar functions because since March 2000 until the Merger Date, it had been seeking to identify a suitable acquisition candidate which, among other matters, would provide it with new directors. As a result, PerfectData’s Board did not believe it necessary or appropriate to set up a formal nominating committee or to adopt a charter for such a committee.

Code of Ethics

Our Board has adopted a Code of Ethics, which remains in effect. The Code applies to all of our employees and certain provisions of the Code are particularly directed to our Chief Executive Officer, our Chief Financial Officer and financial managers. The Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interests between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC or in other public communications we make; (3) compliance with applicable laws, rules and regulations; (4) prompt reporting of internal violations of the code; and (5) accountability for the adherence to the Code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), requires our executive officers and directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of ownership and changes in ownership of our Common Stock with the SEC. Such executive officers, directors and greater than 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of copies of such forms we have received, and other information available to us, to the best of our knowledge:

John Bush, an officer and director, failed to file in a timely manner a Form 3 and Form 4s reporting two transactions. The commencement of Mr. Bush’s insider status was reported late on May 2, 2005 and the transactions were reported late on March 2, 2006.

Lance Yu, an officer, failed to file in a timely manner Form 4s reporting two transactions. These transactions were reported late on March 2, 2006.

Shawn Kreloff, an officer and director, failed to file in a timely manner a Form 3 and Form 4s reporting two transactions. The commencement of Mr. Kreloff’s insider status was reported late on May 2, 2005 and the transactions were reported late on March 9, 2006.

Nicholas Glinsman, an officer and director, failed to file in a timely manner a Form 3 and Form 4s reporting two transactions. The commencement of Mr. Glinsman 's insider status was reported late on May 2, 2005 and the transactions were reported on March 2, 2006.

Mr. Frank Fanzilli, a director, failed to file in a timely manner a Form 3 and Form 4s reporting three transactions. The commencement of Mr. Fanzilli’s insider status and the transactions were reported late on March 16, 2006.

Mr. Joseph Vittoria, a director, failed to file in a timely manner a Form 3 and Form 4s reporting two transactions. The commencement of Mr. Vittoria’s insider status and the transactions were reported late on March 10, 2006.

Mr. Michael Castellano, a director, failed to file timely a Form 3 and Form 4s reporting two transactions. Mr. Castellano is working with our counsel to remedy these filings.

Mr. Bryan Maizlish, a director, failed to file timely a Form 3 and a Form 4 reporting one transaction. Our counsel is seeking to work with Maizlish to remedy these filings.

Mr. Paul McAleese, a former director, failed to timely file a Form 3 and a Form 4 reporting two transactions. Our counsel is seeking to work with McAleese to remedy these filings.

Item 10.	Executive Compensation

The following table provides certain summary information concerning the compensation earned for services rendered to us in all capacities during each of the fiscal years indicated by the persons who served as our Chief Executive Officer and our Senior Vice President and Chief Technology Officer during the fiscal year ended December 31, 2005, except that amounts shown for Harris Shapiro, Chief Executive Officer and Chairman of the Board of Perfectdata prior to the Merger, for fiscal 2003, 2004 and 2005 are for years ended March 31 (PerfectData's fiscal year prior to the Merger). No other executive officer earned salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2005. See "Certain Relationships and Related Party Transactions" for information as to consulting fees paid and options granted to certain officers in fiscal 2005.

Summary Compensation Table

	Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Securities Underlying Options (#)	All Other Compensation ($)
John Bush, President and Chief Executive Officer (1)	2005	$190,479	87,665	$106,666	(2)
	2004	0	—	$37,574	(2)
	2003	0	—	0
Lance Yu, Senior Vice President – Chief Technology Officer (3)	2005	$137,946	150,000	$5,453	(4)
	2004	$54,645	—	0
	2003	$5,883	—	0
Harris A. Shapiro (5)	2005	$71,250	25,000 (6)	$1,750	(7)
	2004	$150,000	—	$2,500	(7)
	2003	$150,000	35,000	$2,250	(7)

(1)	Mr. Bush has served as our President and Chief Executive Officer since November 12, 2003 (inception).

(2)	For 2005, represents payment of consulting fees earned in 2004 and paid in 2005 and for 2004, represents consulting fees earned and paid in 2004.

(3)	Mr. Yu has served as our Senior Vice President and Chief Technology Officer since our inception in November 2003.

(4)	Represents payment of a vehicle expense allowance.

(5)	Mr. Shapiro served as Chief Executive Officer and Chairman of the Board of PerfectData from September 2000 through the Merger Date.

(6)	Mr. Shapiro was granted an option to purchase 25,000 shares of our Common Stock on June 30, 2004.

(7)	Mr. Shapiro was paid cash compensation for his services as a director in accordance with the fee arrangements for directors as described below under "Compensation of Directors."

Option, Grants, Exercises and Values

The following table provides certain summary information concerning the granting of options during our fiscal year ended December 31, 2005 to the persons who served as our Chief Executive Officer and our Senior Vice President – Chief Technology Officer during that fiscal year:

Option Grants In Last Fiscal Year

Name	Number of Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price per Share	Expiration Date
John Bush	87,665	5.09%	$1.60	10/13/2010
Lance Yu	150,000	8.71%	$1.60	10/13/2010

The following table provides certain summary information concerning the exercise of options during the fiscal year ended December 31, 2005 and unexercisable options held as of the end of such fiscal year by the persons who served as our Chief Executive Officer and Senior Vice President – Chief Technology Officer:

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year End Option Values

Name	Shares Acquired On Exercise	Value Realized	Number of Unexercised Options Held at Fiscal Year End	Value of Unexercised In-the-Money Options at FY-End(1)
			Exercisable/Unexercisable	Exercisable/Unexercisable
John Bush	-0-	-0-	29,221/58,444	$5,844/$11,689
Lance Yu	-0-	-0-	50,000/100,000	$10,000/$20,000
Harris A. Shapiro	-0-	-0-	60,000/-0- (2)	$54,000/$-0-

(1)	Value is based upon the market value of the Common Stock as of December 31, 2005, less the exercise price payable per share under such options.

(2)	As of December 31, 2005, options were exercisable to purchase 60,000 shares.

Compensation of Directors

During the 2005 fiscal year prior to the Effective Date, each of the directors of PerfectData then serving was granted an option under PerfectData’s pre-merger compensation plan for directors to purchase 25,000 shares of Common Stock. In addition, each director was eligible to receive $500 for each meeting attended in person, plus reimbursement for out-of-pocket expenses, and $250 for each meeting attended telephonically.

On July 19, 2005, our Board adopted a new compensation plan for directors. Under the new plan, each non-employee director, immediately upon his or her election or appointment to the Board, receives 40,000 shares of Common Stock, of which 20,000 shares will vest immediately and 20,000 will vest on the first anniversary of his or her election to the Board. If the director leaves the Board for any reason, voluntarily or involuntarily, before the first anniversary of his or her election to the Board, he or she will forfeit any unvested shares. In addition, each non-employee director receives an annual director's fee of $5,000 and an option to purchase 5,000 shares of Common Stock, which option will become exercisable in equal quarterly installments and $250, plus reimbursement for actual out-of-pocket expenses, for each Board meeting attended in person and $125 for each Board meeting attended telephonically.

The Chairmen of the Audit Committee and the Compensation and Nominating Committee each receive an annual fee of $1,000, payable in equal quarterly installments. Each member of the Audit Committee and the Compensation and Nominating Committee receives $250, plus reimbursement for actual out-of-pocket expenses, for each committee meeting attended in person and $125 for each committee meeting attended telephonically, unless the committee meeting immediately precedes or follows a Board meeting, in which event the committee members will receive $150, for attending the committee meeting in person and $75.00 if they attend the committee meeting telephonically.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 28, 2006, certain information regarding the beneficial ownership of our Common Stock by the following:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;

•	each of our directors and director nominees:

•	each executive officer named in the Summary Compensation Table above; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all of the Common Stock owned by them. The individual shareholders have furnished all information concerning their respective beneficial ownership to us.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)(2)	Percentage of Common Stock Beneficially Owned(2)
Shawn Kreloff c/o Sona Mobile Holdings Corp. 825 Third Avenue, 32 nd Floor New York, NY 10022	2,963,244(3)	7.3%
John Bush c/o Sona Mobile Holdings Corp. 825 Third Avenue, 32 nd Floor New York, NY 10022	6,262,775(4)	15.5%
Nicholas H. Glinsman c/o Sona Mobile Holdings Corp. 825 Third Avenue, 32 nd Floor New York, NY 10022	2,488,912(5)	6.1%
Bryan Maizlish 9705 Conestoga Way Potomac, MD 20854	104,256(6)(7)	*
Frank J. Fanzilli, Jr. 5 Old Lantern Place Norwalk, CT 06851	571,727(7)(8)	1.4%
Michael P. Castellano 16 Sheldrake Lane Palm Beach Gardens, FL 33418	42,500(7)(9)	*
Joseph V. Vittoria 1616 S. Ocean Blvd. Palm Beach, FL 33480	42,500(7)(9)	*
Lance Yu c/o Sona Mobile Holdings Corp. 44 Victoria Street, Suite 801 Toronto, Ontario M5C1Y2 Canada	1,228,734(11)	3.0%
Harris A. Shapiro c/o PerfectData Corporation 1445 East Los Angeles Avenue Simi Valley, CA 93065	344,500(12)	*
John C. Rudy c/o Sona Mobile Holdings Corp. 825 Third Avenue, 32 nd Floor New York, NY 10022	—	*
Paul C. Meyer c/o Shuffle Master, Inc. 1006 Palms Airport Drive Las Vegas, Nevada 89119	41,250(7)(10)	*
All directors and officers as a group (Ten in number)	13,660,898(13)	33.8%
Thomas R. Ellis c/o P.T. Houston, LLC 2323 North 30th Street, Suite 100 Tacoma, WA 98403	3,961,190(14)	9.8%
Steven L. Martin c/o Slater Asset Management, LLC 825 Third Avenue, 33 rd Floor New York, NY 10022	3,430,104(15)	8.3%
Shuffle Master, Inc. 1106 Palms Airport Drive Las Vegas, Nevada 89119	3,507,693(16)	8.5%

*	Less than 1%.

(1)	Effect is given, pursuant to Rule 13-d(1)(i) promulgated under the Exchange Act, to shares issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of March 28, 2006.

(2)	None of the information in this table regarding number of shares and percentage of Common Stock beneficially owned takes into account the Additional Shares (as described on page 16) that we will issue to the former holders of the Series A Preferred Stock and Series B Preferred Stock if and when we satisfy certain conditions relating to our operating results. As of the date of this prospectus, none of these conditions have been met and none of the Additional Shares have been issued. The shares of Series A Preferred Stock and the Series B Preferred Stock have been converted into shares of our Common Stock. As of March 28, 2006, 40,316,710 shares of our Common Stock were outstanding.

(3)	Includes 83,333 shares underlying currently exercisable options.

(4)	The shares of our Common Stock reported in the table reflect 6,182,587 shares owned by Mr. Bush, including 29,221 shares underlying currently exercisable options, and 80,168 shares owned by his wife.

(5)	Includes 83,333 shares underlying currently exercisable options.

(6)	The shares reported in the table include 60,000 shares issuable upon the exercise of options granted under our Stock Option Plan of 2000 (the "Original Plan"). All these options expire on April 19, 2008.

(7)	Includes 40,000 shares issued to the security holder upon his appointment to the Board, of which 20,000 vested immediately and 20,000 will vest one year from the date of grant.

(8)	Includes 3,750 shares underlying options.

(9)	Includes 2,500 shares underlying options.

(10)	Includes 1,250 shares underlying options.

(11)	Includes 50,000 shares underlying exercisable options.

(12)	Mr. Shapiro was the Chairman of the Board, Chief Executive Officer and a director of PerfectData until April 19, 2005 when he resigned in connection with the Merger. The shares of Common Stock reported in the table reflect (a) 284,500 shares owned by Millennium Capital Corporation ("Millennium"), for which Mr. Shapiro has voting power as its President; (b) 10,000 shares issuable upon the exercise of an option expiring June 19, 2012 under the Original Plan (c) 25,000 shares issuable upon the exercise of an option expiring September 25, 2012 under the Original Plan; and (d) 25,000 shares issuable upon the exercise of a an option expiring June 9, 2014 under the Original Plan. As a result of the Merger, all three options expire April 19, 2008.

(13)	Includes 318,387 shares underlying options granted to these officers and directors and does not include Mr. Shapiro's beneficial ownership.

(14)	All shares are registered in the name of PT Houston LLC, of which Mr. Ellis is the sole member and manager.

(15)	Includes shares owned directly by Mr. Martin (278,104) as well as shares he is deemed to beneficially own through his wife (8,000), through his IRA (152,400) and through his wife's IRA (76,200); 628,800 shares underlying warrants held by Mr. Martin, certain of the entities mentioned in this footnote and his wife’s IRA; but does not include shares underlying certain warrants that may be issuable by us to Mr. Martin, certain of the entities mentioned in this footnote and his wife’s IRA if the registration statement in which this prospectus is included does not become effective by March 19, 2006. Mr. Martin also has voting and investment control over shares owned by Slater Equity Partners, L.P. (1,372,000), Slater Equity Partner's Offshore Fund Ltd. (762,200) and Slater FF&E Fund, LLC (152,400) by virtue of the fact that he is the Manager and controlling owner of Slater Asset Management, L.L.C. (‘‘SAM’’) and Slater Capital Management, L.L.C. (‘‘SCM’’). SAM is the general partner of investment limited partnerships of which SCM is the investment advisor, including Slater Equity Partners, L.P. SCM is also the investment advisor to Slater Equity Partners Offshore Fund Ltd. and the manager of Slater FF&E Fund, LLC.

(16)	Includes 1,200,000 shares underlying warrants. Dr. Mark L. Yoseloff and Messrs. Ken Robson, Garry W. Saunders and Louis Castle are all members of Shuffle Master’s Board of Directors and, as such, have shared voting and investment control over these securities. The named individuals disclaim beneficial ownership of these securities.

Item 12.	Certain Relationships and Related Transactions

For the years ended December 31, 2005 and December 31, 2004, we paid aggregate consulting fees of $140,808 and $0, respectively, to Mr. Kreloff and $207,215 and $36,269, respectively, to Mr. Glinsman. In addition, relocation expense of $32,884 was incurred by us in 2005 for Mr. Glinsman's benefit. On December 1, 2005, Mr. Kreloff became our full-time employee at an annual salary of $150,000, increasing to $240,000 for 2006. We also granted options expiring October 13, 2010 to each of Messrs. Kreloff and Glinsman to purchase up to 250,000 shares of our Common Stock at an exercise price of $1.60.

On July 18, 2005, we entered into a two-year consulting agreement with Mr. Frank Fanzilli, a director, under which we pay him $5,000 per month for consulting services. We also issued to each of Messrs. Castellano, Fanzilli and Vittoria in connection with their appointment to our Board of Directors in 2005, 40,000 shares of our Common Stock (an aggregate of 120,000 shares) pursuant to the restricted stock equity compensation plan described under "Management — Compensation of

Directors." Mr. Paul McAleese, who was also appointed to our Board of Directors in 2005 and who resigned from the Board effective March 6, 2006, was also awarded 40,000 shares of our Common Stock under this equity compensation plan , but, as provided in the plan, forfeited 20,000 shares by reason of his resignation from the Board. We have filed a registration statement with the Securities and Exchange Commission seeking to register all these shares for resale by such persons under the Securities Act. We also granted options to purchase up to 5,000 shares of our Common Stock to each of such persons in 2005 in connection with their appointment to our Board of Directors.

Messrs. Bryan Maizlish and Paul Meyer were each awarded 40,000 restricted shares of our Common Stock and options to purchase 5,000 shares of our Common Stock in connection with their appointments to our Board of Directors. The restricted stock awards and option grants were effected on March 28, 2006

Item 13.	Exhibits

Exhibit Number	Description
3.1	Agreement and Plan of Merger dated as of March 7, 2005 among Issuer, Perfect Data Acquisition Corporation and Sona Mobile, Inc.(1)
3.2	Certificate of Incorporation, as amended(2)
3.3	By-laws of the Company(3)
4.1	Form of Common Stock Certificate.(4)
4.2	Form of Subscription Agreement dated June 21, 2005(5)
4.3	Form of Common Stock Purchase Warrant dated June 21, 2005(6)
4.4	Option Agreement dated December 29, 2005 between the Issuer and Shuffle Master, Inc.*
4.5	Option Exercise Letter dated January 24, 2005 from Shuffle Master, Inc. to Issuer.*
4.6	Form of Common Stock Purchase Warrant dated January 13, 2006 issued to Shuffle Master, Inc.*
10.3	Amended and Restated Stock Option Plan of 2000(7)
14.1	Code of Ethics*
21.1	Subsidiaries of the Issuer(8)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Previously filed as Exhibit 10.1 to the Issuer's Current Report on Form 8-K filed with the Commission on March 11, 2005 and incorporated herein by reference.

(2)	The following documents comprising the Issuer's certificate of incorporation, as amended, are in incorporated herein by reference to the following filings with the Commission: (i) the Registrant's Consent Solicitation dated October 26, 2004 as filed with the Commission on November 1, 2004;

(ii) Certificate of designations for Series A Preferred Stock filed as Exhibit 4.2 to the Registrant's Annual Report in Form 10-KSB for its fiscal year ended March 31, 2005; (3) Certificate of designations for Series B Preferred Stock filed as Exhibit 3.1 to the Registrants Current Report on Form 8-K filed with the Commission June 22, 2005; and (4) Appendix IV to the Registrant's definitive Proxy Statement dated October 27, 2005 and filed with the Commission on the same date.

(3)	Previously filed with the Issuer's definitive Consent Solicitation Statement dated October 26, 2004 as filed with the Commission on November 1, 2004 and incorporated herein by reference.

(4)	Previously filed as Exhibit 4.1 to Amendment No.1 to the Issuer’s Registration Statement on Form SB-2 (file no. 333-130461) filed with the Commission on February 2, 2006.

(5)	Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with Commission on June 22, 2005 and incorporated herein by reference.

(6)	Previously filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 22, 2005 and incorporated herein by reference.

(7)	Previously filed as Appendix III to the Registrant's definitive Proxy Statement dated October 27, 2005 and filed with the Commission on the same date and incorporated herein by reference.

(8)	Previously filed as Exhibit 21.1 to the Issuer’s Registration Statement on Form SB-2 (file no. 333-130461) filed with the Commission on December 19, 2005.

Item 14.	Principal Accountant Fees and Services

Year ended December 31, 2005

Audit Fees:    The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2005 were $41,012.

Audit-Related Fees:    The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended December 31, 2005 were $0.

Tax Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to tax services during the year 2005 were $0.

All Other Fees:    The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2005 was $15,636.

Year ended December 31, 2004

Audit Fees:    The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2004 were $18,700.

Audit-Related Fees:    The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended December 31, 2004 were 0.

Tax Fees:    The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to tax services during the year 2004 were $0.

All Other Fees:    The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2004 were $0.

The Board of Directors has considered whether the provisions of the services covered above under the captions ‘‘All Other Fees’’ is compatible with maintaining the auditor’s independence.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sona Mobile Holdings Corp (Registrant)
Date: March 31, 2006	/s/ John Bush
Chief Executive Officer
Date: March 31, 2006	/s/ John C. Rudy
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Bush	President and Chief Executive Officer, and Director (principal executive officer)	March 31, 2006

John Bush

/s/John C. Rudy	Chief Financial and Accounting Officer (principal financial officer)	March 31 , 2006

John C. Rudy

/s/ Shawn Kreloff	Chairman of the Board, Director	March 31 ,2006

Shawn Kreloff

/s/ Nicholas Glinsman	Director	March 31, 2006

Nicholas Glinsman

	Director	March , 2006

Bryan Maizlish

/s/ Frank Fanzilli	Director	March 31, 2006

Frank Fanzilli

/s/ Michael Castellano	Director	March 31 , 2006

Michael Castellano

/s/Joseph Vittoria	Director	March 31, 2006

Joseph Vittoria

	Director	March ,2006

Paul C. Meyer