Form 10QSB
period 2006-03-31
SONA MOBILE HOLDINGS CORP
filed 2006-05-12
CIK 719662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Yes               No

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 8, 2006, there were 41,158,422 shares of common stock outstanding.

Transitional Small Business Disclosure Format.        Yes           No

SONA MOBILE HOLDINGS CORP.

FORM 10-QSB REPORT
March 31, 2006

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are ‘‘forward-looking statements’’ regarding the plans and objectives of management for future operations and market trends and expectations. The words ‘‘expect,’’ ‘‘believe,’’ ‘‘plan,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘anticipate,’’ ‘‘propose,’’ ‘‘seek’’ and similar words and variations thereof, when used, are intended to specifically identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. The terms ‘‘we’’, ‘‘our’’, ‘‘us’’, and derivatives thereof, as used herein refer to Sona Mobile Holdings Corp., a Delaware corporation, and its subsidiaries and its predecessor, Sona Mobile, Inc., a State of Washington corporation (‘‘Sona-Washington’’).

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

Sona Mobile Holdings Corp. And Subsidiaries
Consolidated Balance Sheet

At March 31, 2006
(unaudited)
Assets
Current:
Cash and cash equivalents	2,219,237
Accounts receivable (net of allowance for doubtful accounts of $37,479)	245,608
Tax credits receivable	30,799
Prepaid expenses & deposits	149,140
Total current assets	2,644,784
Property and equipment:
Computer equipment	58,630
Furniture and equipment	29,695
Less: accumulated depreciation	(27,125)
Total Property and equipment	61,200
Total Assets	2,705,984
Liabilities and Stockholders' Equity
Current:
Accounts payable	399,303
Accrued liabilities & payroll	743,979
Deferred revenue	194,273
Total current liabilities	1,337,555
Common stock purchase warrants carried as a liability – 962,175 issued and outstanding (note 11)	896,758
Total Liabilities	2,234,313
Stockholders’ equity:
Preferred Stock – 10,000,000 shares authorized, par value $.01 per share – no shares issued and outstanding	—
Common Stock – 90,000,000 shares authorized, par value $.01 per share – 40,316,755 shares issued and outstanding	403,167
Additional paid-in capital	9,012,065
Common Stock purchase warrants	1,335,600
Unamortized stock based compensation	(122,000)
Accumulated other comprehensive (loss)	(70,254)
Accumulated deficit	(10,086,907)
Total stockholders’ equity	471,671
Total liabilities and stockholders’ equity	2,705,984

See accompanying notes to consolidated financial statements.

Item 1.    Financial Statements (Continued)

Sona Mobile Holdings Corp. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Three months ended March 31
	2006	2005
	(unaudited)	(unaudited)
Net Revenue	125,324	135,035
Operating expenses
Depreciation and amortization	7,837	200,292
General and administrative expenses	603,781	145,702
Professional fees	297,906	110,107
Development expenses	383,665	98,702
Selling and marketing expenses	1,300,984	334,194
Total operating expenses	2,594,173	888,997
Operating loss	(2,468,849)	(753,962)
Interest income	17,015	—
Interest expense	(953)	(1,082)
Other income and expense	(146,655)	—
Net loss	(2,599,442)	(755,044)
Foreign currency translation adjustment	25,405	21,983
Comprehensive loss	(2,574,037)	(733,061)
Net loss per share of common stock – basic and diluted	$(0.07)	(0.04)
Weighted average number of shares of common stock outstanding – basic and diluted (note 7)	39,896,829	20,950,979

See accompanying notes to consolidated financial statements

Item 1.    Financial Statements (Continued)

Sona Mobile Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Three months ended March 31,
	2006	2005
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities
Net loss	$(2,599,442)	$(755,044)
Adjustments for:
Depreciation and amortization	7,837	200,292
Stock based compensation	148,000	—
Stock option expense	87,657	—
Loss on revaluation of common stock purchase warrants	146,655	—
Changes in non-cash working capital assets and liabilities:
Accounts receivable	167,514	(179,201)
Tax credits receivable	—	(2,636)
Prepaid expenses & deposits	(34,449)	(61,137)
Accounts payable	(126,371)	152,540
Accrued liabilities	42,773	(3,572)
Deferred revenue	63,986	108,779
Net cash provided by (used in) operating activities	$(2,095,840)	$(539,979)
Investing activities
Capital expenditures	—	(8,282)
Net cash provided by (used in) investing activities	$—	$(8,282)
Financing activities
Proceeds from the sale of common stock	1,664,400	633,707
Proceeds from exercise of stock option	2,668	—
Proceeds from the issuance of common stock purchase warrants	1,335,600	—
Repayment of note payable and other loans	—	(55,325)
Net cash provided by financing activities	$3,002,668	$578,382
Effect of exchange rate changes on cash	25,497	24,945
Change in cash during the period	932,325	55,066
Cash, beginning of period	1,286,912	113,629
Cash, end of period	$2,219,237	$168,695

There were no amounts paid in cash for taxes or interest in the first quarters of 2006 or 2005. In the first quarter of 2005, a convertible note with a principal amount of $100,000 was converted to 1,162,655 shares of Common Stock.

See accompanying notes to consolidated financial statements.

Sona Mobile Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 1.    Going Concern and Management’s Plans

The accompanying consolidated financial statements of Sona Mobile Holdings Corp. (the ‘‘Company’’) have been prepared assuming that the Company will continue as a going concern. However, since its inception in November 2003, the Company has generated minimal revenue, has incurred substantial losses and has not generated any cash flow. The Company has relied upon the sale of shares of equity securities to fund its operations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

At March 31, 2006, the Company had cash and cash equivalents of approximately $2.2 million. Management believes that this existing cash on hand will only be sufficient to fund operations through July 2006. Accordingly, the Company must raise additional capital immediately. The Company has signed an engagement letter with an investment banker under which the investment banker has agreed to act as placement agent for up to a $10 million financing for the Company. The terms of the financing, whether debt or equity, and the pricing, have not been determined. There can be no assurance that the Company will be successful in raising a sufficient amount of capital in a timely manner or what will be the terms of such financing. If the Company cannot raise additional capital within the next 60-90 days, its liquidity, financial condition and business prospects will be materially and adversely affected and it may have to cease operations.

Note 2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly-owned subsidiary, Sona Mobile, Inc. (‘‘Sona Mobile’’) and Sona Mobile’s wholly-owned subsidiary, Sona Innovations, Inc. (‘‘Innovations’’), a Canadian company, and Sona Ltd, a wholly-owned subsidiary of the Company formed in the United Kingdom in September 2005. All material inter-company accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto included in Form 10-KSB filed with the United States Securities and Exchange Commission on March 31, 2006. Results of consolidated operations for the interim periods are not necessarily indicative of the operating results to be attained for the entire fiscal year.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which is a revision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’. SFAS 123R supersedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ and amends SFAS No. 95, ‘‘Statement of Cash Flows.’’ SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing

Sona Mobile Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 2.    Basis of Presentation   (cont'd)

cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company adopted this statement effective for its fiscal year beginning January 1, 2006. The impact of adopting SFAS 123R is described in Note 5 (j), Stock-Based Compensation.

Note 3.    Company Background and Description of Business

The Company was originally formed in California on June 8, 1976 under the name ‘‘PerfectData Corporation.’’ On November 29, 2004, the Company reincorporated in the State of Delaware.

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

At the time of the Merger, the Company was not engaged in an active business. As contemplated by the Merger Agreement, on the Merger Date, four of the Company’s five directors resigned, including the Chairman of the Board, and the remaining director appointed three designees of Sona-Washington to fill those vacancies. Also, on the Merger Date the Company’s chief executive officer resigned and the reconstituted board appointed designees of Sona-Washington as the Company’s new executive officers.

In the Merger, the Sona-Washington shareholders received an aggregate of 539,733 shares of the Company’s Series A Convertible Preferred Stock (the ‘‘Series A Stock’’). The conversion ratio for the Series A Stock was 48.11159 to one — meaning each share of Series A Stock was convertible into 48.11159 shares of the Company’s common stock, par value $.01 per share (the ‘‘Common Stock’’), or a total of 25,967,458 shares of Common Stock. Sona Mobile’s financial advisor in connection with the Merger received 28,407 shares of the Series A Stock, convertible into 1,366,706 shares of Common Stock. The holders of the Series A Stock voted together with the holders of the Company’s Common Stock on all matters submitted for vote to the Company’s shareholders on an as converted basis. As a result, the holders of the Series A Stock had 80% voting control of the Company on the Merger Date. An additional 11,389,217 shares of Common Stock will be issued to the original holders of the Series A Stock and the Series B Stock (see Note 6 below) if either of the following two conditions are satisfied: (1) if the Company, on a consolidated basis, has revenues of at least $3,000,000 and a gross profit margin of at least 50% for its fiscal year ending December 31, 2005 or (2) if the Company’s aggregate revenues for 2005 and 2006 are at least $12,000,000 and the Company’s gross profit margin, combined aggregate revenues and aggregate cost of revenues, for 2005 and 2006 are at least 50%.

The Series A Preferred Stock converted automatically into Common Stock at the time on November 17, 2005 when the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation that increased the number of authorized shares of Common Stock from 10,000,000 to 90,000,000. As a result, the 568,140 shares of the Series A Stock automatically converted into 27,334,165 shares of Common Stock at that date.

Upon completion of the Merger, the Company’s only business was the historical business of Sona-Washington and the former Sona-Washington shareholders controlled the Company. Accordingly, the Merger was accounted for as a reverse acquisition of a public shell and a recapitalization of Sona-Washington. No goodwill was recorded in connection with the Merger and the costs were accounted for as a reduction of additional paid-in-capital. The pre-Merger financial statements of Sona-Washington are treated as the historical financial statements of the combined companies. The

Sona Mobile Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 3.    Company Background and Description of Business   (cont'd)

historical financial statements of PerfectData prior to the Merger are not presented. Furthermore, because Sona-Washington is deemed the accounting acquirer, its historical stockholders’ equity has been adjusted to reflect the new capital structure. Immediately prior to the Merger, PerfectData was essentially a shell company with net assets of approximately $1.1 million.

Sona-Washington was organized on November 12, 2003 in the State of Washington for the purpose of acquiring all of the stock of Sona Innovations, Inc., a Canadian corporation (‘‘Innovations’’). The acquisition was completed in December 2003. The Company operates as one business segment.

The Company develops and markets wireless data applications for mobile devices in the rapidly growing wireless data marketplace. The Company is a Vertical Wireless Software and Service Provider specializing in value-added services to data-intensive vertical market segments. The Company’s revenues consist of project, licensing and support fees relating to the Sona Wireless Development Platform™ (‘‘SWP’’) and related end-user wireless application software products made available to enterprises and cellular operators.

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

Note 4.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. Customer account balances with invoices dated over 90 days are considered delinquent. The Company maintains reserves for potential credit losses based upon its loss history, its aging analysis and specific account review. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Such losses have been within management's expectations. The Company has some exposure to a concentration of credit risk as it relates to specific industry segments, as historically its customers have been primarily concentrated in the financial services industry. Since revenues are derived in large part from single projects, the Company bears some credit risk due to a high concentration of revenues from individual customers. During the first quarters of 2006 and 2005 respectively, one customer comprised approximately 26% and 38%, respectively, of the Company's revenue, while a second customer accounted for 21% and 23% of quarterly revenues respectively. Another customer in 2006 comprised approximately 22% of the Company’s revenue.

The Company had a balance of $37,294 in its Allowance for Doubtful Accounts provision as of March 31, 2006. This balance consists entirely of provisions made in 2005. There were no bad debt write offs against the provision in 2005 or 2006.

Note 5.    Summary of Significant Accounting Policies

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with GAAP and reflect the following policies:

Sona Mobile Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 5.    Summary of Significant Accounting Policies   (cont'd)

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

(f)    Software rights

Software rights were recorded at the excess of the purchase price for Innovations, purchased in 2003, over the fair value of that company's identifiable net tangible assets. During 2004 and 2005, the software rights were amortized on a straight-line basis assuming a four-year life. In 2005, we determined that our technology had moved beyond the levels for which these software rights were originally acquired. Accordingly, the software rights were written off as of December 31, 2005.

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

Sona Mobile Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 5.    Summary of Significant Accounting Policies   (cont'd)

(h)    Revenue recognition

The Company derives revenue from license and service fees related to customization and implementation of the software being licensed. License fees are recognized in accordance with Statement of Position (‘‘SOP’’) 97-2, ‘‘Software Revenue Recognition,’’ as amended by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, ‘‘Accounting for Performance of Construction-Type and Certain Production-Type Contracts.’’ Service fees are recorded on a percentage of completion or completed-contract basis depending on whether or not reliable estimates of the costs to complete the work can be obtained. License fees are recognized over the service period when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. The deferred revenues relate to amounts invoiced prior to completion of service.

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

Development costs for the quarters ended March 31, 2006 and 2005 were $384,000 and $99,000 respectively. These costs were expensed in the respective periods and there are no capitalized development costs as of March 31, 2006.

(j)    Stock based compensation

During the first quarter of fiscal 2006, the Company adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (‘‘FASB’’) Statement of Financial Accounting Standards No. 123 — revised 2004 (‘‘SFAS 123R’’), ‘‘Share-Based Payment’’ which replaced Statement of Financial Accounting Standards No. 123 (‘‘SFAS 123’’), ‘‘Accounting for Stock-Based Compensation’’ and supersedes APB Opinion No. 25 (‘‘APB 25’’), ‘‘Accounting for Stock Issued to Employees.’’ Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had an expense impact of $87,657 to the Company’s consolidated income statement in the first quarter of 2006. See below for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense.

Sona Mobile Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 5.    Summary of Significant Accounting Policies   (cont'd)

Under the modified-prospective method allowed by SFAS 123R, the Company is to disclose on a pro forma basis the impact of the adoption of SFAS 123R on the prior period. The fourth quarter of 2005 was the only quarter in which the Company issued stock options. The fourth quarter of 2005 was also the only prior period where stock option expense would have been recognized, if SFAS 123R had been adopted by the Company at that point in time. The pro forma expense for the quarter ended December 31, 2005 was $502,127. There was no FAS123 pro forma stock option expense for the first quarter of 2005. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model, assuming a risk-free interest rate of 4.24% - 4.83%, a three-year term, 65% volatility, and no expected dividend rate.

(k)    Derivatives

The Company follows the provisions of SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (SFAS No. 133) along with related interpretations EITF No. 00-19 ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’’ (EITF 00-19) and EITF No. 05-2 ‘‘The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19’’ (EITF 05-2). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Balance Sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each quarter, and their value is marked to market with the gain or loss recognition recorded against earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. The Company uses the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. These assumptions require significant management judgment.

Note 6.    Stockholders’ Equity

In January 2006, we sold 2,307,693 shares of Common Stock and a warrant to purchase 1,200,000 shares of our Common Stock to Shuffle Master for $3.0 million. This warrant has an exercise price of $2.025 per share and expires on July 12, 2007. Using the Black-Scholes option model, the accompanying warrants were valued at $1,335,600 using on a volatility of 65% and a risk-free interest rate of 4.4%.

In the first quarter of 2006, an employee was granted 20,000 shares of common stock as payment in lieu of salary for three months. A terminated employee also exercised 1,667 stock options during this quarter resulting in proceeds to the Company of $2,668.

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

The calculation of diluted earnings per share did not include 1,880,833 shares of the Company’s Common Stock issuable upon the exercise of options nor did it include the 2,162,175 shares issuable upon exercise of the common stock warrants, as their inclusion would be anti-dilutive.

Note 8.    Lease Commitments

The Company leases office space in Toronto, Ontario, New York, New York, Boulder, Colorado and London, United Kingdom. The London office is leased on a month-to-month basis. The Company also

Sona Mobile Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 8.    Lease Commitments (cont'd)

leases certain office equipment. These leases have been classified as operating leases. Future lease commitments by year are as follows (2006 amounts are for nine months):

Future Lease Commitments by Year
(US$)

	2006	2007	2008	2009	2010
Office Space Leases:
United States (New York and Boulder)	$372,997	$500,915	$67,938	$74,732	$62,059
Canada	61,049	27,133	—	—	—
Total Office Space	434,046	528,048	67,938	74,732	62,059
Office Equipment	39,104	52,139	51,804	11,050	589
Total Lease Commitments	$473,150	$535,720	$75,159	$80,174	$62,650

Office lease payments for the first quarters of 2006 and 2005 were approximately $158,000 and $99,000 respectively. Office equipment lease expenses for the first quarters of 2006 and 2005 were approximately $5,000 and $1,000 respectively.

Note 9.    Financial Instruments

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

Note 10.    Income Taxes

Deferred tax benefits arising from net operating loss carry forwards were determined using the applicable statutory rates. At March 31, 2006, the Company had net deferred tax assets of approximately $3,578,000 arising from net operating loss (NOL) carry forwards. The NOL carry forwards, which are available to offset future profits of the Company begin to expire in 2010 if not utilized and expire in varying amounts through 2025. These deferred taxes benefits are fully offset by valuation allowances as there can be no assurance that the company will earn sufficient future profits to utilize the loss carry forwards. The net operating loss carry forward balances vary from the applicable percentages of net loss due to expenses, primarily amortization of software rights, recognized under generally accepted accounting principles, but not deductible for tax purposes.

The table below sets forth the annual and cumulative net losses by tax jurisdiction since inception in November 2003. The amounts in the 2006 column are for the first quarter only and the amounts in the 2003 column are from November 23, 2003 (inception) through December 31st of that year.

Sona Mobile Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 10.    Income Taxes (cont'd)

	2006	2005	2004	2003	Total
United States loss	$1,598,619	$2,537,265	$216,285	$114,823	$4,567,012
Canada loss	829,996	3,782,636	409,871	—	5,022,503
United Kingdom loss	170,827	326,564	—	—	497,391
Amortization of intangibles	—	(415,935)	(138,647)	—	(554,582)
Net loss for tax purposes	2,599,443	6,230,530	487,509	114,823	9,532,324
Expected statutory rate	38.4%	37.2%	36.7%	40.0%	37.5%
Expected recovery of taxes	998,277	2,314,916	179,048	45,929	3,578,003
Valuation reserve	(998,277)	(2,314,916)	(179,048)	(45,929)	(3,578,003)
Net tax asset	—	—	—	—	—

Note 11.    Series B Stock Warrants

The Series B Warrants have been classed as a liability in accordance with the provisions of SFAS 133, SFAS 150 and EITF 00-19. These standards require the Company to re-measure the value at the end of each reporting period with the resulting increase or decrease to the liability reported as a component of the Consolidated Statements of Operation and Comprehensive Loss. As a result of the increase in the value of the warrants since issuance to March 31, 2006, a revaluation expense of $146,655 has been included in Other Income and Expense for the first quarter of 2006. Additionally, the Company booked a revaluation amount of $100,020 in 2005.

The Series B Warrants were issued in June 2005 with an exercise price of $1.968 per share. The issuance of the shares to Shuffle Master in January 2006 at a share price of $1.30 per share triggered an anti-dilution provision of the Series B Warrant. As such, the revised exercise price for the Series B Warrants is $1.927 per share.

Note 12.    Amounts due to Affiliated Parties

Accrued liabilities at March 31, 2006 include an amount of approximately $56,000 due to an officer of the Company. At December 31, 2005, the balance due to the officer was approximately $82,000. At December 31, 2005, there was also approximately $22,000 due to a former employee that was repaid in the first quarter of 2006. These amounts relate to compensation earned but not paid in 2004.

Note 13.    Related Party Transactions

During the first quarters of 2006 and 2005, the Company paid consulting and management fees to shareholders and directors of the Company in the amount of $83,000 and $68,000, respectively. This included payments for consulting fees of $65,332 and $67,793 to Nicholas Glinsman, a former director and the former Secretary of the Company, for the quarters ended March 31, 2006 and March 31, 2005 respectively. We also issued to each of Paul Meyer and Bryan Maizlish in connection with their appointment or re-election to our Board of Directors, 40,000 shares of our Common Stock (an aggregate of 80,000 shares) pursuant to the Company’s policy regarding compensation of outside directors. We also granted options to purchase up to 5,000 shares of our Common Stock to Mr. Meyer in the quarter ended March 31, 2006 in connection with his appointment to our Board of Directors.

As of March 31, 2006, Accrued Liabilities includes a balance due to shareholder of $55,703, which is non-interest bearing and unsecured with no specific terms of repayment.

Sona Mobile Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 14.    Stock Option Plans

As of March 31, 2006, the number of outstanding stock options as a percentage of the number of outstanding shares was approximately 4.7%. The following table summarizes option transactions under the Company’s stock option plan for fiscal 2005 and the first quarter of 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 19, 2005 (Merger Date)	249,000	1.003
Granted to directors	25,000	1.340
Granted to officers	737,665	1.600
Granted to employees & contractors	960,000	1.600
Cancelled	(46,665)	1.600
Outstanding, December 31, 2005	1,925,000	1.519
Granted to directors	5,000	2.200
Exercised	(1,667)	1.600
Cancelled	(47,500)	1.600
Outstanding, March 31, 2006	1,880,833	1.520

Information regarding the stock options outstanding at March 31, 2006 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - 0.99	85,000	2.05 years	0.520	135,000	0.520
$1.00 - 1.99	1,786,833	4.32 years	1.561	762,147	1.492
$2.00 - 3.43	9,000	3.69 years	2.747	4,000	3.430
	1,880,833	4.21 years	1.520	901,147	1.355

The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 was $903,000 and $581,000, respectively.

Note 15.    Segment Information

The Company operates in Canada and the United States. All revenues are currently from the Canadian subsidiary. The Company has commenced sales and marketing efforts in the United States and the United Kingdom.

Property and equipment by geographic region are as follows:

Property and Equipment	March 31, 2006
United States	$26,590
Canada	34,610
Total	$61,200

Property and equipment includes only assets held for use, and is reported by geography based on the physical location of the assets at the end of the fiscal year. As of March 31, 2006, property and equipment were held only in the United States and Canada.

Note 16.    Stock Based Compensation

In accordance with the compensation plan for directors adopted by the Board on July 19, 2005, the five new non-employee directors in 2005 and the first quarter of 2006, immediately upon election to the Board, received 40,000 shares of Common Stock, of which 20,000 shares vested immediately and

Sona Mobile Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 16.    Stock Based Compensation (cont'd)

20,000 will vest on the first anniversary of their election to the Board. In addition, Bryan Maizlish was issued 40,000 shares of restricted stock on March 28, 2006 in recognition of his re-election to the board on November 17, 2005. If a director leaves the Board for any reason, voluntarily or involuntarily, before the first anniversary of his election to the Board, he will forfeit any unvested shares. These 240,000 shares of common stock were valued at the fair market value on the date of grant and are charged as stock compensation expense over the vesting period.

In the first quarter of 2006, an employee opted to receive stock in lieu of salary for three months and was issued 20,000 shares of stock that had a market value of $41,000 on the date of issue. The market value of the stock was credited to additional paid in capital in the first quarter of 2006, with the corresponding amount being charged to compensation expense.

Note 17.    Deferred Revenues

Deferred revenue occurs where the Company invoices customers for project work that has not been completed at the balance sheet date. The Company’s deferred revenue balance as of March 31, 2006 was $194,273.

Note 18.    Subsequent Events

In connection with the Series B financing in June 2005, the Company agreed to register the shares of Common Stock underlying the Series B Preferred Stock and the Series B Warrants and further agreed that if the registration statement covering those shares was not effective by April 18, 2006, it would issue to the holders additional warrants until the registration becomes effective. The registration statement became effective April 24, 2006. The Company believes that, based on the Series B Financing agreements, the Series B investors are entitled to an additional 51,316 Series B Warrants.

On April 28, 2006, the Company purchased certain assets from Digital Wasabi LLC, a Colorado limited liability company. The purchase price is 800,000 shares of Common Stock. The assets consist of intellectual property in the form of software related to communications and gaming. The principals of Digital Wasabi LLC are employees of the Company in the Company’s Boulder, Colorado office.

Note 19.    Contingent Liability

In December 2005, the Company filed a resale registration statement with the Securities and Exchange Commission (the ‘‘SEC’’) on behalf of various investors. In January 2006, while the registration statement was pending review by the SEC, the Company sold stock and warrants to Shuffle Master. As the Company had agreed to register the shares and the shares underlying the warrants sold to Shuffle Master, it included those securities in the pending registration statement. The Company was subsequently informed by the SEC that, because it included the Shuffle Master securities in a pending registration statement, the SEC was questioning the availability of an exemption from registration requirements of the securities laws. The SEC suggested that the Company remove the Shuffle Master securities from the pending resale registration statement, which it did. Notwithstanding that removal, if a court of competent jurisdiction were to ultimately determine that an exemption was not available, the Company may have to offer Shuffle Master rescission rights. In addition, the Company, and possibly some of its officers, may also be subject to penalties. However, the Company believes the sale of securities to Shuffle Master was exempt from the registration requirements of the Securities Act as a valid private placement transaction under Sections 4(2) and 4(6) of the Securities Act for a variety of reasons and the Company will vigorously contest any claim to the contrary.

Item 2.    Management’s Discussion and Analysis and Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements. See ‘‘Forward Looking Statements’’ in the beginning of this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements. We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Our consolidated financial statements included elsewhere in this report have been prepared assuming that we will continue as a going concern. Since our inception in November 2003, we have generated minimal revenue, have incurred net losses and have not generated cash flow from operations. We have relied primarily on the sale of shares of equity to fund our operations. In addition, our cash reserves are only sufficient to fund our operation though July 2006. In view of our continuing losses, our auditors in their report on our December 31, 2005 consolidated financial statements (included in our 2005 Annual Report on form 10-KSB) have stated that these continuing losses raise substantial doubt about our ability to continue as a going concern.

We must raise additional capital immediately. We have signed an engagement letter with an investment bank under which the investment bank has agreed to act as placement agent for up to a $10 million financing. The terms of the financing, whether debt or equity, and the pricing, have not been determined. There can be no assurance that we will be successful in raising a sufficient amount of capital in a timely manner or what the terms of such financing will be. If we cannot raise additional capital within the next 60-90 days, we may have to cease operations.

Background

We were originally formed in California on June 8, 1976 under the name ‘‘PerfectData Corporation.’’ On November 29, 2004, we reincorporated in the State of Delaware.

On April 19, 2005 (the ‘‘Merger Date’’), pursuant to an Agreement and Plan of Merger dated as of March 7, 2005 (the ‘‘Merger Agreement’’), Sona Mobile, Inc., a State of Washington corporation (‘‘Sona-Washington’’), was merged with and into PerfectData Acquisition Corporation, a Delaware corporation (‘‘Merger Sub’’) a wholly-owned subsidiary of PerfectData (the ‘‘Merger’’). Merger Sub simultaneously changed its named to Sona Mobile, Inc. PerfectData’s name was changed to Sona Mobile Holdings Corp. upon approval at the annual stockholders’ meeting on November 17, 2005.

In the Merger, the Sona-Washington shareholders received an aggregate of 539,733 shares of PerfectData’s Series A Convertible Preferred Stock (the ‘‘Series A Stock’’). The conversion ratio for the Series A Stock was 48.11159 to one — meaning each share of Series A Stock was convertible into 48.11159 shares of PerfectData’s common stock, par value $.01 per share (the ‘‘Common Stock’’), or a total of 25,967,458 shares of Common Stock. Sona Mobile’s financial advisor in connection with the Merger received 28,407 shares of the Series A Stock, convertible into 1,366,706 shares of Common Stock. The holders of the Series A Stock voted together with the pre-Merger holders of our Common Stock on all matters submitted for vote to shareholders on an as converted basis. As a result, the holders of the Series A Stock had 80% voting control of us on the Merger Date. An additional 11,389,217 shares of Common Stock will be issued to the original holders of the Series A Stock and the Series B Stock if either of the following two conditions are satisfied: (1) if we, on a consolidated basis, has revenues of at least $3,000,000 and a gross profit margin of at least 50% for its fiscal year ending December 31, 2005 or (2) if our aggregate revenues for 2005 and 2006 are at least $12,000,000 and the Company’s gross profit margin, combined aggregate revenues and aggregate cost of revenues, for 2005 and 2006 are at least 50%. The first option has not been satisfied.

The Series A Preferred Stock converted automatically into Common Stock at the time on November 17, 2005 when the stockholders approved an amendment to our Certificate of Incorporation that increased the number of authorized shares of Common Stock from 10,000,000 to 90,000,000. As a result, the 568,140 shares of the Series A Stock automatically converted into 27,334,165 shares of Common Stock at that date.

At the time of the Merger, PerfectData had net assets of $1.1 million but was not engaged in an active business. As a result of the Merger, PerfectData’s only business was the historical business of Sona-Washington. Also, as contemplated by the Merger Agreement, on the Merger Date, four of PerfectData’s five directors resigned, including the Chairman of the Board, and the remaining director appointed three designees of Sona-Washington to fill those vacancies. Also, on the Merger Date, PerfectData’s chief executive officer resigned and the reconstituted board appointed designees of Sona-Washington as PerfectData’s new executive officers. Accordingly, the Merger was accounted for as a reverse acquisition of a public shell and a recapitalization of Sona-Washington. No goodwill was recorded in connection with the Merger and the costs were accounted for as a reduction of additional paid-in-capital. The pre-Merger financial statements of Sona-Washington are treated as our historical financial statements. The historical financial statements of PerfectData prior to the Merger are not presented. Furthermore, because Sona-Washington is deemed the accounting acquirer, its historical stockholders’ equity has been adjusted to reflect the new capital structure.

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

Our value proposition is to unlock, integrate and seamlessly deliver all types of data to wireless devices, whether streaming financial markets data for the investment banking industry, complex databases and enterprise applications for supporting all areas of a corporate organization or live television and digital radio delivery to the growing consumer market via channel and content partners — anytime, anywhere. We market our products and services principally to two large vertical markets.

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

These products and services are deliverable globally across most of the major cellular networks and prominent wireless device operating systems. Our revenues consist primarily of project, licensing and support fees relating to our SWP and related end-user wireless application software products made available to enterprises and cellular operators.

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

Approximately two-thirds of our revenue for the quarters ended March 31, 2006 and March 31, 2005 resulted from project work and approximately one-third from continuing license subscriptions. Much of our project work is attributable to new engagements for which we received upfront development fees. We believe that ratio will move toward approximately 50% license subscriptions and 50% projects. The trend among our customers is to convert from one-time pilot programs with a single development fee to ongoing projects with multiple user licenses and maintenance fees. In addition, our new version of Sona Wireless Platform, MobileMarkets™ Enterprise Edition, is currently in trials in 6 major financial institutions. As these trials progress and new leads are generated, we anticipate that significant business opportunities will emerge. However, we cannot assure you that any such business opportunities will emerge, or if they do, that any such opportunity will result in a definitive arrangement with any such financial institution, or that any such definitive arrangement will be profitable.

Recent Developments

In January 2006, we entered into a strategic alliance distribution and licensing agreement with Shuffle Master, Inc. (‘‘Shuffle Master’’), a leading provider of table gaming content, to license, develop, distribute and market ‘‘in casino’’ wireless handheld gaming content and delivery systems to gaming venues throughout the world. Under the terms of the agreement, we have agreed to develop a Shuffle Master-branded wireless gaming platform powered by Sona’s SWP for in-casino use, which would feature handheld versions of Shuffle Master’s proprietary table game content as well as other popular public domain casino games.

On April 28, 2006, we purchased certain intellectual property assets from Digital Wasabi LLC, a Colorado limited liability company. The purchase price was 800,000 shares of our Common Stock. The assets consist of intellectual property in the form of software under development related to communications and gaming. The principals of Digital Wasabi LLC are our employees based in our Boulder, Colorado office.

On May 5, 2006 John Bush resigned as our President and Chief Executive Officer and Shawn Kreloff, our Chairman, was appointed as his replacement.

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

Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets have generally resulted from our business combinations accounted for as purchases. We are required to test amounts recorded as goodwill or recorded as intangible assets with indeterminate lives, at least annually for impairment. The review of goodwill and indeterminate lived intangibles for potential impairment is highly subjective and requires us to make numerous estimates to determine both the fair values and the carrying values of our reporting units to which goodwill is assigned. If the estimated fair value of an asset is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other intangible assets including in-process research and development, and developed technology. Changes in our internal business structure, changes in our future revenue and expense forecasts, and certain other factors that directly impact valuation could result in a future impairment charge. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows the assets are expected to generate. This methodology requires us to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates could result in impairment losses associated with other intangible assets. As of March 31, 2006, all intangible assets have been written off.

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

Capitalized Software

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes ‘‘technologically feasible.’’ Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. As of March 31, 2006, we did not have any software development projects where the product being developed meets the criteria for capitalization.

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

Stock-Based Compensation

During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (‘‘FASB’’) Statement of Financial Accounting Standards No. 123 — revised 2004 (‘‘SFAS 123R’’), ‘‘Share-Based Payment’’ that replaced" Statement of Financial Accounting Standards No. 123 (‘‘SFAS 123’’), ‘‘Accounting for Stock-Based Compensation’’ and supersedes APB Opinion No. 25 (‘‘APB 25’’), ‘‘Accounting for Stock Issued to Employees.’’ Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had an expense impact of $87,657 to our consolidated income statement in the first quarter of 2006.

Derivatives

We follow the provisions of SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ ("SFAS No. 133’’) along with related interpretations EITF No. 00-19 ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’’ (‘‘EITF 00-19’’) and EITF No. 05-2 ‘‘The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19’’ (‘‘EITF 05-2’’). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. We utilize the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. These assumptions require significant management judgment.

Results of Operations

Our business is in its early stages and consequently our financial results are difficult to compare from one period to the next. We expect such period-to-period differences to continue to be significant over the next several quarters, until we have a number of full years of operations.

Since December 2003, we have focused on two areas: (1) further developing and enhancing the SWP and developing an array of products for the financial services, entertainment and general corporate market that leverage the functionality of the SWP and (2) developing a sales strategy that contemplated building teams that would develop relationships with direct customers, software manufacturers, multi service operators and wireless carriers. Since we have limited capital, we lacked the resources to execute this strategy quickly. Once we began generating operating revenue — in late 2004 — and once we raised modest amounts of capital — in early 2005 — we were able to begin hiring the sales and marketing and administrative personnel necessary to execute on our strategy.

Comparison of three months ended March 31, 2006 and 2005

For the three months ended March 31, 2006, we had a comprehensive loss of $2.6 million compared to a comprehensive loss of $733,000 for the three months ended March 31, 2005. Most of this increase is attributable to increased expenses for an expanded sales and marketing effort and additional legal and accounting expenses. The following table compares Sona Mobile’s consolidated statement of operations data for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,
	2006	2005
Net Revenue	125,324	135,035
Operating expenses
Depreciation and amortization	7,837	200,292
General and administrative expenses	603,781	145,702
Professional fees	297,906	110,107
Development expenses	383,665	98,702
Selling and marketing expenses	1,300,984	334,194
Total operating expenses	2,594,173	888,997
Operating loss	(2,468,849)	(753,962)
Interest income	17,015	—
Interest expense	(953)	(1,082)
Other income and expense	(146,655)	—
Net loss	(2,599,442)	(755,044)
Foreign currency translation adjustment	25,405	21,983
Comprehensive loss	(2,574,037)	(733,061)

Revenue

Revenue in the first quarter of 2006 was $125,324 compared to revenue of $135,035 for the first quarter of 2005, a decrease of 7%. 2006 revenue included $115,000 of licensing fees and $10,000 of maintenance fees. Approximately 32% of the revenue is attributable to continuing license subscriptions and the balance relates to new projects begun this quarter and recognition of deferred revenue for projects in progress. Our new version of Sona Wireless Platform, MobileMarkets™ Enterprise Edition is currently in trials in six major financial institutions. We believe continuing increases in wireless IT spending and our continuing sales and marketing efforts will help drive revenue through the remainder of 2006.

Operating expenses

Total operating expenses for the first quarter of 2006 were $2.6 million compared to $889,000 for the first quarter of 2005. The increased operating expenses are primarily attributable to the growth in sales, marketing and software development staff to support an expanded effort to market and sell the SWP and related products. The increased professional fees relate to the preparation and filing of required forms with the Security and Exchange Commission including our quarterly reports on Form 10-QSB and the recently filed prospectus, as well as general corporate governance related to being a public company.

Depreciation and amortization

Depreciation and amortization expenses for the first quarter of 2006 were $8,000 compared to $200,000 in the first quarter of 2005. In 2005, this expense related primarily to amortization of the development acquired in the acquisition of Sona Innovation in late 2003. The depreciation and amortization expense for the first quarter of 2006 was composed entirely of depreciation of fixed assets.

General and Administrative expenses

General and administrative expenses for the first quarter of 2006 were $604,000 compared to $146,000 for the comparable quarter in 2005, a 314% increase. The increased expenses are attributable to the increased overhead structure required to support our sales and marketing and development efforts in 2006. We hired additional administrative, finance and accounting personnel, increasing our payroll related expenses to $165,000 in 2005 from $36,000 in 2005. We leased office space for a new corporate headquarters, sales and customer support office in New York, a sales office in London and a development facility in Boulder, Colorado, increasing our rent to $158,000 in the first quarter of 2006 from $9,000 in the first quarter of 2005. As a result of increased staff and office space, our expenses for office related costs, communication, insurance and other administrative expenses also increased. Our communication expenses increased to $42,000 in the first quarter of 2006 from $29,000 in the first quarter of 2005. Our stock compensation expense in this category for the first quarter of 2006 was $88,000 compared to zero in the first quarter of 2005 consisting of expenses related to the expensing of stock options under FAS 123R. These options were granted in October 2005.

Professional fees

Professional fees for the first quarter of 2006 were $298,000 compared to $110,000 for the comparable 2005 quarter, a 170% increase. Legal fees increased to $123,000 in 2006 from $98,000 in the first quarter of 2005. A large portion of the Q1 2006 legal expenses related to legal fees associated with the filing of the recently finalized prospectus, while in Q1 2005, legal fees were primarily related to costs incurred in advance of the reverse merger. Accounting fees increased to $30,000 in 2006 from $12,000 in 2005. Other professional fees of $24,000 were incurred in the first quarter of 2006 for stock transfer agent fees, directors’ fees, as well as specialist fees relating to an opinion on the valuation of options and warrants. Additionally, each new director elected in 2005 and 2006 was granted 40,000 shares of restricted stock. The fair market value of this stock was amortized over the period of vesting. Professional fees expense includes a charge of $107,000 relating to the charge for amortization of deferred stock based compensation for the first quarter of 2006.

Development expenses

Research and development expenses for the first quarter of 2006 were $384,000 compared to $99,000 for the 2005 quarter, a 288% increase. Payroll and related expenses comprise 91% of the total research and development expenses. The increase is predominantly due to the hiring of additional developers to support the increased sales and marketing effort, which has produced a substantial increase in development projects.

Selling and marketing expenses

Sales and marketing expenses for the first quarter of 2006 were $1,301,000 compared to $334,000 for 2005, a 289% increase. The increased expenses are attributable to the significant effort undertaken in 2006 to raise awareness of the SWP and related products in the two large vertical markets, (a) media, entertainment and gaming and (b) financial services and enterprise software, which we believe hold the greatest opportunities. We hired additional sales personnel, sales consultants and customer support personnel increasing our payroll and related expenses to $599,000 in the first quarter of 2006 from $23,000 in 2005. Our travel and entertainment expenses related to sales and marketing increased proportionately to $199,000 in 2006, from $35,000 in 2005. Consulting and independent contractor expenses rose to $389,000 in 2006 from $183,000 in 2005. We also increased our marketing and advertising efforts including development of marketing literature, participation in trade shows, attendance at trade conferences, and advertising targeted to specific industries within the market segments where we focus. Our marketing and advertising expenses increased to $79,000 in 2006 from $69,000 in the first quarter of 2005.

Other income and expense

The other expense in 2006 consists of $146,655 relating to the March 31, 2006 revaluation of warrants carried as a liability on the balance sheet in accordance with EITF-0019.

Interest income

Because we had limited capital, we had nominal interest income in 2005. Interest income of $17,000 in 2006 reflects the fact that, in the Merger, Sona Mobile acquired PerfectData’s net cash assets, which were in excess of $1 million, and subsequently raised in excess of $5 million through the sale of Series B Preferred Stock at the end of the second quarter. Interest income is derived from investing these funds in short-term liquid investments.

Interest expense

The small amounts of interest expense in the first quarters of both 2006 and 2005 relates primarily to bank charges and wire fees.

Foreign currency translation adjustment

The balance sheet of Innovations, a Canadian subsidiary of Sona Mobile, is translated into U.S. dollars on the date thereof using the official exchange rate on that date. Transactions that take place during the period are translated into U.S. dollars on the date of the transaction based on the official exchange rate on that date. The resulting difference in period income is treated as gain or loss during the period due to currency translation. The fact that there were gains in both the 2006 and the 2005 periods reflects the strengthening of the U.S. dollar relative to the Canadian dollar during the period. Balances payable from Sona Innovations to Sona Mobile Holdings Corp. are denominated in U.S. dollars and account for the majority of the translation gain in 2006.

Liquidity and Capital Resources

Because of our limited capital, we depend on external sources of financing to support our working capital and capital expenditure requirements. We have relied upon the proceeds of private securities transactions to satisfy our financing needs. Through March 31, 2006, we had accumulated losses of approximately $10 million, which were financed primarily through sales of equity securities. At the Merger Date, we had a net book value of approximately $1.146 million — mostly cash and cash equivalents. Through the period ended March 31, 2006, we consummated the following financing transactions:

•	In March 2005, (i) the holder of a $100,000 convertible promissory note issued by us in June 2004 converted that note into 1,162,655 shares of our Common Stock. Those shares were converted into shares of our Series A Preferred Stock in the Merger and (ii) we sold 250,000 shares of our Common Stock for $475,000, which shares were subsequently converted into 25,000 shares of our Series A Preferred Stock in the Merger.

•	In June 2005, we sold 3,848.7 shares of our Series B Preferred Stock and warrants to purchase 962,175 shares of our Common Stock (the ‘‘Warrants’’). The gross proceeds from the sale of the Series B Preferred Stock and the warrants were approximately $5.05 million.

•	In January 2006, we sold 2,307,693 shares of our Common Stock and issued a warrant to purchase 1,200,000 shares of our Common Stock to Shuffle Master for $3.0 million. This warrant has an exercise price of $2.025 per share and expires on July 12, 2007. The sale of these shares and the issuance of the warrant were in connection with a strategic alliance distribution and licensing agreement between us and Shuffle Master.

At March 31, 2006, we had total cash and cash equivalents of $2.2 million held in current and short-term deposit accounts. We believe that based on our current level of spending, this cash will only last 60-90 days. In addition, to our efforts to raise additional capital, we have centralized expense control by directing the Chief Financial Officer to approve all travel expenses and all other expenses in excess of $5,000. We have also made significant reductions in our work force and continually review other operating expenses such as telecommunications and rent. At the same time, we continue to aggressively market our products and services, particularly to existing and former customers. We cannot assure you that we will be able to successfully implement our plans to raise additional capital, increase our revenue and reduce our expenses. We may not be able to obtain the required additional capital or obtain additional project work on a timely basis, on favorable terms, or at all. If we cannot successfully implement our plans, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

Our working capital at March 31, 2006 was approximately $1.3 million, compared to our negative working capital of $356,000 at March 31, 2005. Our current ratio at March 31, 2006 was 2.0 to 1 compared to our current ratio of 0.65 to 1 at March 31, 2005. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities.

Overall, for the quarter ended March 31, 2006, we had a net cash increase of $932,000 attributable primarily to net cash provided by investing and financing activities of $3.0 million offset by net cash used in operating activities of $2.1 million. The primary components of our operating cash flows are net loss adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, and accounts payable. The largest component of cash flow provided by financing activities was the proceeds from the Shuffle Master option exercise with accompanying warrants, which generated $3 million in gross proceeds.

There were no capital expenditures for the quarter ended March 31, 2006.

At March 31, 2006, we had no indebtedness, other than accrued salaries from 2004 in the amount of $56,000 owing to our chief executive officer.

At March 31, 2006, we had commitments relating to office leases in New York City and Boulder, Colorado in the United States and Toronto, Canada, as well as some small amounts for office equipment leases. The current Toronto lease expires in April 2007. In New York, we have an office lease which runs through December 2007 and in London, a short-term lease, which ran to March 2006 and now continues on a month to month basis.

Commitment and Contingencies

At March 31, we had offices in Toronto, Ontario, New York, New York, Boulder, Colorado and London, United Kingdom. The London office is leased on a month-to-month basis. We also have equipment leases. These leases have been classified as operating leases. Future lease commitments by year are as follows (2006 amounts are for nine months):

	Future Lease Commitments by Year
	(US$)
	2006	2007	2008	2009	2010
Office Space Leases:
United States	$372,997	$500,915	$67,938	$74,732	$62,059
Canada	61,049	27,133	—	—	—
Total Office Space	434,046	528,048	67,938	74,732	62,059
Office Equipment	39,104	52,139	51,804	11,050	589
Total Lease Commitments	$473,150	$535,720	$75,159	$80,174	$62,650

Office lease payments for the first quarters of 2006 and 2005 were approximately $158,000 and $99,000 respectively. Office equipment lease expenses for the first quarters of 2006 and 2005 were approximately $5,000 and $1,000 respectively.

In January 2006, while a selling security holding registration statement was pending review by the Securities and Exchange Commission, we entered into a strategic alliance licensing and distribution agreement with Shuffle Master under which we agreed to develop certain wireless gaming technology for Shuffle Master. In connection with that agreement, we sold 2,307,693 shares of our Common Stock and warrants to purchase up to an additional 1,200,000 shares of our Common Stock to Shuffle Master for $3.0 million. The proceeds from the sale of those securities were intended to provide us with the working capital we would need to fulfill our obligations under the agreement. Since we agreed to register the purchased shares and the shares underlying the warrants, we included them in the pending registration statement. We were subsequently informed by the staff of the Commission that, because we included those securities in a pending registration statement, they were questioning the availability of the exemption from registration that we were claiming. The availability of the exemption requires that the transaction have a conclusion. Including the Shuffle Master securities in the pending registration statement raises the question whether the transaction with Shuffle Master ever concluded. The Commission suggested that we remove the Shuffle Master securities from the pending resale registration statement, which we did and the registration statement became effective April 24, 2006.

Notwithstanding that removal, if a court of competent jurisdiction were to ultimately determine that an exemption was not available, we may have to offer Shuffle Master rescission rights. In addition, we, and possibly some of our officers, may also be subject to penalties. However, we believe the sale of securities to Shuffle Master was exempt from the registration requirements of the Securities Act as a valid private placement transaction under Sections 4(2) and 4(6) of the Securities Act and will vigorously contend any claim to that contrary. Our belief is based on a variety of factors, including the following:

•	Shuffle Master is a sophisticated accredited investor that paid for and took possession of legended securities;

•	the negotiation of the strategic alliance agreement, including the sale of shares of our Common Stock to Shuffle Master, began before the registration statement was filed;

•	the sale of the shares and the issuance of the warrant were effected in connection with the strategic alliance agreement and the proceeds of the sale were intended to assist us in our development of the technology we agreed to develop for Shuffle Master in accordance with that agreement;

•	although we agreed to register the shares sold to Shuffle Master and the shares underlying the warrant we issued to Shuffle Master, we did not specifically agree to include those securities in the pending registration statement;

•	we have not been soliciting or marketing any of the securities covered by the registration statement;

•	the shares sold to Shuffle Master and those underlying the warrant were removed from the registration statement.

Item 3.    Controls And Procedures

Evaluation of Disclosure Controls and Procedures.    The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's ‘‘disclosure controls and procedures’’ (as defined in the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the ‘‘Evaluation Date’’). Based upon that evaluation, the chief executive officer and the chief financial officer that the Company's disclosure controls and procedures were effective, as of the Evaluation Date to ensure that (i) information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time limits specified in the Commission's rules and forms, and (ii) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In connection with the Merger, we issued a total of 568,140 shares of our Series A Convertible Preferred Stock, par value $.01 per share (the ‘‘Series A Stock’’); 539,733 shares were issued to the former shareholders of Sona Mobile and 28,407 were issued to Sona Mobile’s financial advisor in connection with the Merger (the ‘‘Advisor’’). These shares are convertible into 27,334,165 shares of our Common Stock. In issuing the shares of the Series A Stock, we relied on Section 4(2) of the Securities Act. We believe that Section 4(2) was available because the issuance did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

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

Between June 21, 2005 and July 8, 2005 we sold $5.05 million worth of our Series B Preferred Stock and the Warrants to 10 accredited investors (each an ‘‘Investor’’). The Investors purchased an aggregate of 3,848.7 shares of the Series B Preferred Stock, convertible into 3,848,700 shares of our Common Stock, and Warrants to purchase an aggregate of 962,175 shares of our Common Stock at an exercise price of $1.968 per share at any time up until June 20, 2009. The sale of the Series B Preferred Stock and the Warrants were made pursuant to an exemption from securities registration afforded by the provisions of Section 4(2) and Rule 506 of Regulation D as promulgated by the Commission under the Securities Act of 1933, as amended.

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

Sona Mobile Holdings Corp. (Registrant)
Date: May 12, 2006	/s/ Shawn Kreloff Chief Executive Officer
Date: May 12, 2006	/s/ John C. Rudy Chief Financial Officer (Principal Financial Officer)