Form 10QSB
period 2006-06-30
SONA MOBILE HOLDINGS CORP
filed 2006-08-11
CIK 719662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

Commission File Number 000-12817

SONA MOBILE HOLDINGS CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	95-3087593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Third Avenue, New York,
New York 10022

(Address of principal executive office)

(212) 486-8887

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

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 2006, there were 58,252,856 shares of common stock outstanding.

Transitional Small Business Disclosure Format.    Yes No

SONA MOBILE HOLDINGS CORP.

FORM 10-QSB REPORT
June 30, 2006

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

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

Sona Mobile Holdings Corp. And Subsidiaries
Consolidated Balance Sheet

At June 30, 2006
(unaudited)
Assets
Current:
Cash and cash equivalents	$618,275
Accounts receivable (net of allowance for doubtful accounts of $36,633)	128,273
Tax credits receivable	45,488
Prepaid expenses & deposits	117,175
Total current assets	909,211
Property and equipment:
Computer equipment	63,913
Furniture and equipment	30,428
Less: accumulated depreciation	(36,188)
Total property and equipment	58,153
Total Assets	$967,364
Liabilities and Stockholders' Equity
Current:
Accounts payable	$749,415
Accrued liabilities & payroll	666,830
Deferred revenue	152,081
Total current liabilities	1,568,326
Total Liabilities	1,568,326
Stockholders’ equity:
Preferred Stock – 10,000,000 shares authorized, par value $.01 per share – no shares issued and outstanding	—
Common Stock – 90,000,000 shares authorized, par value $.01 per share – 41,186,200 shares issued and outstanding	411,862
Additional paid-in capital	9,752,630
Common Stock purchase warrants	1,620,370
Unamortized stock based compensation	(81,000)
Accumulated other comprehensive (loss)	(285,717)
Accumulated deficit	(12,019,107)
Total stockholders’ equity	(600,962)
Total Liabilities and Stockholders’ Equity	$967,364

See accompanying notes to consolidated financial statements.

Item 1.    Financial Statements (Continued)

Sona Mobile Holdings Corp. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenue	$165,429	123,971	$290,753	259,006
Operating expenses
Depreciation and amortization	8,950	215,644	16,787	415,936
General and administrative expenses	525,925	324,261	1,129,706	469,963
Professional fees	302,180	100,702	600,086	210,809
Development expenses	370,029	140,557	753,694	239,259
Selling and marketing expenses	938,663	396,014	2,239,647	730,208
Total operating expenses	2,145,747	1,177,178	4,739,620	2,066,175
Operating loss	(1,980,318)	(1,053,207)	(4,449,167)	(1,807,169)
Interest income	19,638	8,862	36,653	8,862
Interest expense	(1,013)	(1,777)	(1,965)	(2,859)
Other income and expense	29,493	—	(117,162)	—
Net loss	$(1,932,200)	(1,046,122)	$(4,531,642)	(1,801,166)
Foreign currency translation adjustment	(215,462)	41,325	(190,058)	63,308
Comprehensive loss	$(2,147,662)	(1,004,797)	$(4,721,699)	(1,737,858)
Net loss per share of common stock – basic and diluted	(0.05)	(0.03)	(0.11)	(0.07)
Weighted average number of shares of common stock outstanding – basic and diluted (note 7)	40,914,710	32,595,079	40,408,581	26,805,195

See accompanying notes to consolidated financial statements

Item 1.    Financial Statements (Continued)

Sona Mobile Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Six months ended June 30,
	2006	2005
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities
Net loss	$(4,531,642)	$(1,801,166)
Adjustments for:
Depreciation and amortization	8,950	423,152
Amortization of deferred interest	—	15,210
Write-off of in-process purchased technology	597,652
Stock based compensation	205,882	—
Stock option expense	154,967	—
Gain on revaluation of common stock purchase warrants	(468,326)	—
Changes in non-cash working capital assets and liabilities:
Accounts receivable	284,849	(177,244)
Stock subscriptions receivable	—	(299,923)
Tax credits receivable	(14,689)	—
Prepaid expenses & deposits	(2,484)	(9,766)
Accounts payable	223,741	207,913
Accrued liabilities	(34,375)	(73,619)
Deferred revenue	21,794	51,374
Net cash provided by (used in) operating activities	$(3,553,681)	$(1,664,069)
Investing activities
Capital expenditures	(3,741)	(41,136)
Net cash provided by (used in) investing activities	$(3,741)	$(41,136)
Financing activities
Proceeds from the sale of redeemable preferred stock	—	150,000
Proceeds from the sale of common stock	1,664,400	683,707
Proceeds from exercise of stock option	69,334	—
Cash acquired in the reverse merger	—	1,101,858
Proceeds from the issuance of series B preferred stock	—	4,065,164
Proceeds from the issuance of common stock purchase warrants	1,335,600	650,083
Repayment of note payable and other loans	—	(44,545)
Net cash provided by financing activities	$3,069,334	$6,606,267
Effect of exchange rate changes on cash	(180,549)	90,654
Change in cash during the period	(668,637)	4,991,716
Cash, beginning of period	1,286,912	113,629
Cash, end of period	$618,275	$5,105,345

There were no amounts paid in cash for taxes or interest in the first six months of 2006 or 2005. In the first quarter of 2005, a convertible note with a principal amount of $100,000 was converted to 1,162,655 shares of common stock.

In the second quarter of 2006, warrants with a balance sheet value of $896,758 were reclassified from liability to equity in accordance with the provisions of EITF-0019.

See accompanying notes to consolidated financial statements.

Sona Mobile Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 1.    Going Concern and Management’s Plans

The accompanying consolidated financial statements of Sona Mobile Holdings Corp. (the ‘‘Company’’) have been prepared assuming that the Company will continue as a going concern. However, since its inception in November 2003, the Company has generated minimal revenue, has incurred substantial losses and has not generated any cash flow from operations. The Company has relied upon the sale of shares of equity securities to fund its operations. In view of the Company’s continuing losses and limited cash flow, the Company’s auditors, in their report issued in connection with their audit of the Company’s financial statements as of and for the year ended December 31, 2005, (included in our 2005 Annual Report on form 10-KSB) have stated that these continuing losses raise substantial doubt about the Company’s ability to continue as a going concern.

On July 7, 2006, the Company closed a private placement to accredited investors whereby it sold 16,943,323 shares of common stock and warrants to purchase 8,471,657 shares of common stock for gross proceeds of approximately $10.1 million before payment of commissions and expenses. Based on the Company’s current level of operating expenses, it believes that the net proceeds from this financing, approximately $9.4 million, will be sufficient to fund its operations and capital requirements for at least the next 12 months. However, if the Company’s operating assumptions are incorrect or if levels of spending increase due to unforeseen circumstances, additional financing may be required within that time frame.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sona Mobile Holdings Corp. (the ‘‘Company’’) have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly-owned subsidiaries, Sona Mobile, Inc. (‘‘Sona Mobile’’) and Sona Ltd, a company formed in the United Kingdom in September 2005 (‘‘Sona Ltd.’’), as well as Sona Mobile’s wholly-owned subsidiary, Sona Innovations, Inc. (‘‘Innovations’’), a Canadian company,. All material inter-company accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto included in Form 10-KSB filed with the United States Securities and Exchange Commission on March 31, 2006. Results of consolidated operations for the interim periods are not necessarily indicative of the operating results to be attained for the entire fiscal year.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which is a revision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’. SFAS 123R supersedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ and amends SFAS No. 95, ‘‘Statement of Cash Flows.’’ SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the

Sona Mobile Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 2.    Basis of Presentation (cont'd)

benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company adopted this statement effective for its fiscal year beginning January 1, 2006. The impact of adopting SFAS 123R is described in Note 4 (j), Stock-Based Compensation.

Note 3.    Company Background and Description of Business

Sona Mobile was formed under the laws of the State of Washington in November 2003 for the purpose of acquiring Innovations, which it did in December 2003. In April 2005 Sona Mobile merged with and into PerfectData Acquisition Corporation, a Delaware corporation (‘‘PAC’’) and a wholly-owned subsidiary of PerfectData Corporation, also a Delaware corporation (‘‘PerfectData’’). Under the terms of the merger, (i) PAC was the surviving company but changed its name to Sona Mobile, Inc.; (ii) the pre-merger shareholders of Sona Mobile received stock in PerfectData representing 80% of the voting power in PAC post-merger; (iii) all of PerfectData’s officers resigned and Sona Mobile’s pre-merger officers were appointed as the new officers of PerfectData; and (iv) four of the five persons serving as directors of PerfectData resigned and the remaining director appointed the three pre-merger directors of Sona Mobile to the PerfectData board of directors. In November 2005, PerfectData changed its name to ‘‘Sona Mobile Holdings Corp.’’

At the time of the merger, PerfectData was not engaged in an active business. It was essentially a shell company with approximately $1.1 million of net assets, principally cash. Upon completion of the merger, PerfectData’s only business was the historical business of Sona Mobile and the pre-merger shareholders of Sona Mobile controlled PerfectData. Accordingly, the merger was accounted for as a reverse acquisition of a public shell and a recapitalization of Sona Mobile. No goodwill was recorded in connection with the Merger and the costs were accounted for as a reduction of additional paid-in-capital. The pre-merger financial statements of Sona Mobile are treated as the historical financial statements of the combined companies. The historical financial statements of PerfectData prior to the merger are not presented. Furthermore, because Sona Mobile is deemed the accounting acquirer, its historical stockholders’ equity has been adjusted to reflect the new capital structure.

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

The Company markets its products and services principally to two large vertical markets:

•	Gaming and entertainment. The Company proposes to (i) deliver casino games wirelessly in designated areas on casino properties; (ii) offer real-time, multiplayer games that accommodate an unlimited number of players; and (iii) deliver games on a play-for-free or wagering basis (where permitted by law) on mobile telephone handsets over any carrier network. The Company also propose to deliver content via channel partners and content partners, including live streaming television, digital radio, specific theme downloads for mobile phones, media downloads and gaming applications.

•	Financial services and enterprise software. Our products and services extend enterprise applications to the wireless arena, such as customer relationship management systems, sales

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

Note 4.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. Customer account balances with invoices dated over 90 days are considered delinquent. The Company maintains reserves for potential credit losses based upon its loss history, its aging analysis and specific account review. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Such losses have been within management's expectations. The Company has some exposure to a concentration of credit risk as it relates to specific industry segments, as historically its customers have been primarily concentrated in the financial services industry. Since revenues are derived in large part from single projects, the Company bears some credit risk due to a high concentration of revenues from individual customers. During the second quarters of 2006, three customers comprised approximately 45%, 20% and 14%, respectively, of the Company's revenue. In the second quarter of 2005, one customer accounted for 41% of quarterly revenues. On a year to date basis for 2006, two customers accounted for 26% and 14% of revenues respectively. For the similar period in 2005, two different customers accounted for 39% and 12% of revenue respectively.

The Company had a balance of $36,633 in its Allowance for Doubtful Accounts provision as of June 30, 2006. This balance consists entirely of provisions made in 2005. There was a bad debt write off of $2,956 in the second quarter of 2005. This balance was deemed to be uncollectible and had been specifically provided for in 2005.

Note 5.    Summary of Significant Accounting Policies

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with GAAP and reflect the following policies:

(a)    Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sona Mobile, Sona Mobile’s wholly-owned subsidiary, Innovations, and the Company’s wholly owned United Kingdom subsidiary, Sona Ltd. All inter-company accounts and transactions have been eliminated in consolidation.

(b)    Cash and cash equivalents

Cash and cash equivalents are comprised of cash and term deposits with original maturity dates of less than 90 days. Cash and cash equivalents are stated at cost, which approximates market value, and are concentrated in two major financial institutions.

(c)    Foreign currency translation

The functional currency is the U.S. dollar. In accordance with the provisions of SFAS No. 52, ‘‘Foreign Currency Translation,’’ assets and liabilities denominated in a foreign currency have been translated at the period end rate of exchange. Revenue and expense items have been translated at the transaction

Sona Mobile Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 5.    Summary of Significant Accounting Policies (cont'd)

date rate. For Innovations and Sona Ltd., which use their local currencies (Canadian dollar and British pound, respectively) as their functional currency, the resulting translation adjustments are included in other comprehensive income. Other gains or losses resulting from foreign exchange transactions are reflected in earnings.

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

(f)    Software rights

Software rights were recorded at the excess of the purchase price for Innovations, purchased in 2003, over the fair value of that company's identifiable net tangible assets. During 2004 and 2005, the software rights were amortized on a straight-line basis assuming a four-year life. In 2005, we determined that our technology had moved beyond the levels for which these software rights were originally acquired. Accordingly, these software rights were written off as of December 31, 2005. In April 2006, the Company completed the acquisition of certain software from Digital Wasabi, LLC. The software, which has not been fully developed, will facilitate the playing of certain games of chance, such as bingo and poker, on mobile wireless communication devices. The in-process purchased software does not meet the criteria for capitalization as prescribed in SFAS 86 and as such has been written off in the quarter of acquisition.

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

Development costs for the quarters ended June 30, 2006 and 2005 were $370,000 and $141,000 respectively. These costs were expensed in the respective periods and there are no capitalized development costs as of June 30, 2006.

(j)    Stock based compensation

As of January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (‘‘FASB’’) Statement of Financial Accounting Standards No. 123 — revised 2004 (‘‘SFAS 123R’’), ‘‘Share-Based Payment’’ which replaced Statement of Financial Accounting Standards No. 123 (‘‘SFAS 123’’), ‘‘Accounting for Stock-Based Compensation’’ and supersedes APB Opinion No. 25 (‘‘APB 25’’), ‘‘Accounting for Stock Issued to Employees.’’ Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had an expense impact of $67,310 to the Company’s consolidated income statement in the second quarter of 2006 and $154,967on a year to date basis. See below for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if the Company had recorded stock-based compensation expense.

Under the modified-prospective method allowed by SFAS 123R, the Company is to disclose on a pro forma basis the impact of the adoption of SFAS 123R on the prior period. The fourth quarter of 2005 was the only quarter in which the Company issued stock options. The fourth quarter of 2005 was also the only prior period where stock option expense would have been recognized, if SFAS 123R had been adopted by the Company at that point in time. The pro forma expense for the quarter ended December 31, 2005 was $502,127. There was no FAS123 pro forma stock option expense for the first or second quarters of 2005. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model, assuming a risk-free interest rate of 4.24% - 4.83%, a three-year term, 65% volatility, and no expected dividend rate.

Sona Mobile Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 5.    Summary of Significant Accounting Policies (cont'd)

(k)    Derivatives

The Company follows the provisions of SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (SFAS No. 133) along with related interpretations EITF No. 00-19 ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’’ (EITF 00-19) and EITF No. 05-2 ‘‘The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19’’ (EITF 05-2). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Balance Sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each quarter, and their value is marked to market to market at the end of each reporting period with the gain or loss recognition recorded against earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. The Company uses the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

Note 6.    Stockholders’ Equity

In January 2006, the Company sold 2,307,693 shares of Common Stock and a warrant to purchase 1,200,000 shares of our Common Stock to Shuffle Master, Inc. (‘‘Shuffle Master’’) for $3.0 million. This warrant has an exercise price of $2.025 per share and expires on July 12, 2007. Using the Black-Scholes option model, the accompanying warrants were valued at $1,335,600 using a volatility of 65% and a risk-free interest rate of 4.4%.

In the first quarter of 2006, an employee was granted 20,000 shares of common stock as payment in lieu of salary for three months. Two terminated employees exercised 1,667 and 41,667 stock options during the first and second quarters resulting in proceeds to the Company of $2,668 and $66,667 respectively. Other stock transactions in the second quarter of 2006 included the issuance of 800,000 shares for the purchase of technology from Digital Wasabi and 27,778 shares of common stock that were issued to the former chief financial officer as per his employment contract. No cash proceeds were received in connection with these issuances and the stock was valued based on the market price on the date of issuance.

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

The calculation of diluted earnings per share did not include 1,562,083 shares of the Company’s Common Stock issuable upon the exercise of options nor did it include the 2,170,728 shares issuable upon exercise of the common stock warrants, as their inclusion would be anti-dilutive.

Note 8.    Lease Commitments

The Company leases office space in Toronto, Ontario, New York, New York and Boulder, Colorado. The Company also leases office equipment. These leases have been classified as operating leases. Office lease payments for the second quarters of 2006 and 2005 were approximately $202,000 and $32,000 respectively. Office equipment lease expenses for the second quarters of 2006 and 2005were approximately $18,000 and $0 respectively. Future lease commitments by year are as follows (2006 amounts are for six months):

Sona Mobile Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 8.    Lease Commitments (cont'd)

Future Lease Commitments by Year
(US$)

	2006	2007	2008	2009	2010
Office Space Leases:
United States (New York and Boulder)	$248,890	$500,915	$67,938	$74,732	$62,059
Canada	42,586	28,391	—	—	—
Total Office Space	291,476	529,306	67,938	74,732	62,059
Office Equipment	26,727	53,455	53,104	11,379	616
Total Lease Commitments	$318,203	$582,761	$121,042	$86,110	$62,675

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

Note 10.    Income Taxes

Deferred tax benefits arising from net operating loss carry forwards were determined using the applicable statutory rates. At June 30, 2006, the Company had net deferred tax assets of approximately $4,326,000 arising from net operating loss (NOL) carry forwards. The NOL carry forwards, which are available to offset future profits of the Company begin to expire in 2010 if not utilized and expire in varying amounts through 2025. These deferred taxes benefits are fully offset by valuation allowances as there can be no assurance that the company will earn sufficient future profits to utilize the loss carry forwards. The net operating loss carry forward balances vary from the applicable percentages of net loss due to expenses, primarily amortization of software rights, recognized under generally accepted accounting principles, but not deductible for tax purposes.

Note 11.    Series B Stock Warrants

In June 2005, the Company sold 3,848.7 shares of Series B Convertible Preferred Stock and warrants to purchase 962,175 shares of its common stock to accredited investors for gross proceeds of $5.05 million (the ‘‘Series B Financing’’). The Series B Convertible Preferred Stock was converted into 3,848,700 shares of common stock in November 2005. As part of the financing transaction, the Company agreed to register the shares of Common Stock underlying the Series B Preferred Stock and the Series B Warrants and further agreed that if the registration statement covering those shares was not effective by April 19, 2006, it would issue to the holders additional warrants until the registration becomes effective. The registration statement became effective on April 24, 2006. Based on the calculation prescribed in the Series B Financing agreements, the Series B investors were entitled to an additional 8,553 Series B Warrants. These penalty warrants were issued during the second quarter of 2006.

From the date of issuance through the quarter ended March 31, 2006, the warrants issued in the Series B Financing were classed as a liability in accordance with the provisions of SFAS 133, SFAS 150 and

Sona Mobile Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 11.    Series B Stock Warrants (cont'd)

EITF 00-19. These standards require the Company to re-measure the value at the end of each reporting period with the resulting increase or decrease to the liability reported as a component of the Consolidated Statements of Operation and Comprehensive Loss. As a result of the increase in the value of the warrants since issuance to the quarter ended March 31, 2006, a cumulative revaluation expense of $246,675 has been included in Other Income and Expense. This included $146,655 for the first quarter of 2006 and $100,020 which was booked in 2005.

Upon the effectiveness of the resale registration statement on April 24, 2006, which included the shares of common stock underlying the warrants issued in the Series B Financing, the Company determined that the provisions of EITF 00-19 allow the Company to re-class these financial instruments as equity. In accordance with the EITF, the warrants were valued as of the date of the effectiveness of the registration statement and were reclassified as equity. The gain of $614,981 as a result of the April 24, 2006 valuation was charged to other income.

The warrants issued in the Series B Financing had an exercise price of $1.968 per share. The issuance of the shares to Shuffle Master in January 2006 at a share price of $1.30 per share triggered an anti-dilution provision of those warrants. As such, the revised exercise price for the Series B Warrants is $1.927 per share as of June 30, 2006.

Note 12.    Amounts due to Affiliated Parties and Related Party Transactions

As of June 30, 2006, Accrued Liabilities includes a balance due to a former officer and shareholder of the Company of $58,285, which is non-interest bearing and unsecured with no specific terms of repayment. This amount relates to compensation earned but not paid in 2004. The amount payable to the officer was repaid on July 19, 2006.

During the second quarters of 2006 and 2005, the Company paid consulting and director fees to shareholders and directors of the Company in the amount of approximately $38,000 and $48,000, respectively. This included payments for consulting fees of $20,000 and $47,635 to Nicholas Glinsman, a former director and the former Secretary of the Company, for the quarters ended June 30, 2006 and June 30, 2005 respectively. For the year to date periods of 2006 and 2005, the payments were approximately $121,000 and $116,000 respectively, of which approximately $85,000 and $115,000 were paid to Mr. Glinsman for consulting services.

There were no stock options or restricted stock grants to directors during the quarter, although following his appointment to the board and appointment as the Chairman of the Audit Committee on July 6, 2006, Jeffrey Branman was granted 100,000 shares of restricted stock by the Compensation and Nominating Committee on July 13, 2006.

Sona Mobile Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 13.    Stock Option Plans

As of June 30, 2006, the number of outstanding stock options as a percentage of the number of outstanding shares was approximately 3.8%. The following table summarizes option transactions under the Company’s stock option plan for fiscal 2005 and the first quarter of 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 19, 2005 (Merger Date)	249,000	1.003
Granted to directors	25,000	1.340
Granted to officers	737,665	1.600
Granted to employees & contractors	960,000	1.600
Cancelled	(46,665)	1.600
Outstanding, December 31, 2005	1,925,000	1.519
Granted to directors	5,000	2.200
Exercised	(43,334)	1.600
Cancelled	(324,583)	1.600
Outstanding, June 30, 2006	1,562,083	1.505

Information regarding the stock options outstanding at June 30, 2006 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - 0.99	85,000	1.80 years	0.520	85,000	0.520
$1.00 - 1.99	1,468,083	4.02 years	1.555	670,478	1.500
$2.00 - 3.43	9,000	3.43 years	2.747	5,250	3.137
	1,562,083	3.89 years	1.505	760,728	1.402

The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was $13,200 and $13,200, respectively.

Note 14.    Segment Information

The Company operates in Canada, the United States and the United Kingdom. All revenues are currently from the Canadian subsidiary.

Property and equipment by geographic region are as follows:

Property and Equipment	June 30, 2006
United States	$23,671
Canada	34,482
Total	$58,153

Property and equipment includes only assets held for use, and is reported by geography based on the physical location of the assets at the end of the current fiscal period. As of June 30, 2006, property and equipment assets were held only in the United States and Canada.

Note 15.    Stock Based Compensation

In accordance with the compensation plan for directors adopted by the Board on July 19, 2005, the five new non-employee directors in 2005 and the first quarter of 2006, immediately upon election to the Board, received 40,000 shares of Common Stock, of which 20,000 shares vested immediately and 20,000 will vest on the first anniversary of his election to the Board. In addition, Bryan Maizlish was

Sona Mobile Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

issued 40,000 shares of restricted stock on March 28, 2006 in recognition of his re-election to the board on November 17, 2005. These 240,000 shares of common stock were valued at the fair market value on the date of grant and are charged as stock compensation expense over the vesting period.

In the first quarter of 2006, an employee opted to receive stock in lieu of salary for three months and was issued 20,000 shares of stock that had a market value of $41,000 on the date of issue. The market value of the stock was credited to additional paid in capital in the first quarter of 2006, with the corresponding amount being charged to compensation expense.

In the second quarter of 2006, 27,778 shares were issued to the former CFO, in recognition of the vested portion of stock grants promised in his employment contract. The stock was vested immediately and as such an amount was charged to stock compensation expense equal to the market value of the stock on the date of issue.

Note 16.    Deferred Revenues

Deferred revenue occurs where the Company invoices customers for project work that has not been completed at the balance sheet date. The Company’s deferred revenue balance as of June 30, 2006 was $152,081.

Note 17.    Subsequent Events

On July 7, 2006 the Company closed a private placement to accredited investors whereby it sold 16,943,323 shares of common stock and warrants to purchase 8,471,657 shares of common stock for gross proceeds of approximately $10.1 million before payment of commissions and expenses. The warrants have an exercise price of $0.83 per share and are exercisable at any time during the period commencing July 7, 2006 and ending July 7, 2011. The funds from the financing will primarily be used for general working capital purposes. The Company used $300,000 of the funds raised to repurchase 650,000 shares of common stock from its former chief executive officer, John Bush. The Company has agreed to file a registration statement with the U.S. Securities and Exchange Commission (the ‘‘SEC’’) to register the resale of the shares of common stock issued in the private placement, as well as the shares of common stock issuable upon exercise of the aforementioned warrants. The Company has agreed to pay liquidated damages under certain circumstances in connection with such registration obligations.

On July 6, 2006 July 6, 2006, Jeffrey Branman was appointed to the Company’s board of directors and, as a result of the Company’s determination that he qualifies as an ‘‘audit committee financial expert’’, as Chairman of the Audit Committee. As an inducement for him to accept these appointments, Mr. Branman was granted 100,000 shares of restricted stock by the Compensation and Nominating Committee on July 13, 2006.

Note 18.    Contingent Liability

In February 2006, the Company was informed by the SEC that it was questioning whether an exemption to the registration requirements under the Securities Act of 1933 was available in connection with the sale to Shuffle Master of $3.0 million worth of stock and warrants in January 2006. If an exemption were not available, we would have to offer Shuffle Master rescission rights and we may also be subject to penalties. The Company believes the sale of securities to Shuffle Master was exempt from the registration requirements of the Securities Act as a valid private placement transaction under Sections 4(2) and 4(6) of the Securities Act for a variety of reasons and the Company will vigorously contest any claim to the contrary. No further action has occurred with respect to this matter.

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

•	Media, entertainment and gaming. We propose to (i) deliver casino games wirelessly in designated areas on casino properties; (ii) to offer real-time, multiplayer games that accommodate an unlimited number of players; and (iii) deliver games on a play-for-free or wagering basis (where permitted by law) on mobile telephone handsets over any carrier network. We also propose to deliver content via channel partners and content partners, including live streaming television, digital radio, specific theme downloads for mobile phones, media downloads and gaming applications.

•	Financial services and enterprise software. Our products and services extend enterprise applications to the wireless arena, such as customer relationship management systems, sales force automation systems, information technology (IT) service desk and business continuity protocols, all of which we believe are delivered in compliance with the current regulatory environment. One of our primary focuses is to develop solutions for the data-intensive investment banking community and client-facing applications for the retail banking industry.

These products and services are deliverable globally across most of the major cellular networks and prominent wireless device operating systems. Our revenues consist primarily of project, licensing and support fees relating to our Sona Wireless Platform (‘‘SWP’’) and related end-user wireless application software products made available to enterprises and cellular operators.

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

Approximately 80% of our revenue for the quarter ended June 30, resulted from project work and approximately 20% from continuing license subscriptions. The percentages were similar in the second quarter of 2005, when 76% was from project work and 24% from continuing subscriptions. Much of our project work is attributable to new engagements for which we received upfront development fees. We believe that in future quarters, the ratio will move toward continuing license subscription revenue, as we start to move away from focusing on custom projects in the financial services and enterprise segment and move towards longer term licensing contracts in the gaming industry in conjunction with our alliance with Shuffle Master Inc. As the relationship with Shuffle

Master progresses and new leads are generated, we anticipate that significant business opportunities will emerge. However, we cannot assure you that any such business opportunities will emerge, or if they do, that any such opportunity will result in a definitive arrangement with any enterprises in the gaming industry, or that any such definitive arrangement will be profitable.

Recent Developments

In January 2006, we entered into a strategic alliance distribution and licensing agreement with Shuffle Master, Inc. (‘‘Shuffle Master’’), a leading provider of table gaming content, to license, develop, distribute and market ‘‘in casino’’ wireless handheld gaming content and delivery systems to gaming venues throughout the world. Under the terms of the agreement, we have agreed to develop a Shuffle Master-branded wireless gaming platform powered by our SWP for in-casino use, which would feature handheld versions of Shuffle Master’s proprietary table game content as well as other proprietary gaming content and public domain casino games.

On April 28, 2006, we purchased certain intellectual property assets from Digital Wasabi LLC, a Colorado limited liability company. The purchase price was 800,000 shares of our common stock. The assets consist of intellectual property in the form of software under development related to communications and gaming. The principals and employees of Digital Wasabi became our employees and are based in our Boulder, Colorado office. While we believe this purchased technology will have significant future value, the software does not meet the criteria for capitalization as prescribed by SFAS 86 and as such have been written off in the quarter of acquisition.

Corporate History

Sona Mobile, Inc. was formed under the laws of the State of Washington (‘‘Sona Mobile’’) in November 2003 for the purpose of acquiring Sona Innovations, Inc., a Canadian company (‘‘Innovations’’), which it did in December 2003. In April 2005 Sona Mobile merged with and into PerfectData Acquisition Corporation, a Delaware corporation (‘‘PAC’’) and a wholly-owned subsidiary of PerfectData Corporation, also a Delaware corporation (‘‘PerfectData’’). Under the terms of the merger, (i) PAC was the surviving company but changed its name to Sona Mobile, Inc.; (ii) the pre-merger shareholders of Sona Mobile received stock in PerfectData representing 80% of the voting power in PAC post-merger; (iii) all of PerfectData’s officers resigned and Sona Mobile’s pre-merger officers were appointed as the new officers of PerfectData; and (iv) four of the five persons serving as directors of PerfectData resigned and the remaining director appointed the three pre-merger directors of Sona Mobile to the PerfectData board of directors. In November 2005, PerfectData changed its name to ‘‘Sona Mobile Holdings Corp.’’

At the time of the merger, PerfectData was not engaged in an active business. It was essentially a shell company with approximately $1.1 million of net assets, principally cash. Upon completion of the merger, PerfectData’s only business was the historical business of Sona Mobile and the pre-merger shareholders of Sona Mobile controlled PerfectData. Accordingly, the merger was accounted for as a reverse acquisition of a public shell and a recapitalization of Sona Mobile. No goodwill was recorded in connection with the Merger and the costs were accounted for as a reduction of additional paid-in-capital. The pre-merger financial statements of Sona Mobile are treated as the historical financial statements of the combined companies. The historical financial statements of PerfectData prior to the merger are not presented. Furthermore, because Sona Mobile is deemed the accounting acquirer, its historical stockholders’ equity has been adjusted to reflect the new capital structure.

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

    Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets have generally resulted from our business combinations accounted for as purchases. We are required to test amounts recorded as goodwill or recorded as intangible assets with indeterminate lives, at least annually for impairment. The review of goodwill and indeterminate lived intangibles for potential impairment is highly subjective and requires us to make numerous estimates to determine both the fair values and the carrying values of our reporting units to which goodwill is assigned. If the estimated fair value of an asset is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other intangible assets including in-process research and development, and developed technology. Changes in our internal business structure, changes in our future revenue and expense forecasts, and certain other factors that directly impact valuation could result in a future impairment charge. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows the assets are expected to generate. This methodology requires us to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates could result in impairment losses associated with other intangible assets. As of June 30, 2006, all intangible assets have been written off.

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

    Capitalized Software

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes ‘‘technologically feasible.’’ Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. As of June 30, 2006, we did not have any software development projects where the product being developed meets the criteria for capitalization.

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

The adoption of SFAS 123R had an expense impact of $87,657 to our consolidated income statement in the first quarter of 2006 and $67,310 in the second quarter of 2006.

    Derivatives

We follow the provisions of SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (SFAS No. 133’’) along with related interpretations EITF No. 00-19 ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’’ (‘‘EITF 00-19’’) and EITF No. 05-2 ‘‘The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19’’ (‘‘EITF 05-2’’). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. We utilize the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

Results of Operations

Our business is in its early stages and consequently our financial results are difficult to compare from one period to the next. We expect such period-to-period differences to continue to be significant over the next several quarters, until we have a number of full years of operations.

Since December 2003, we have focused on two areas: (1) further developing and enhancing the SWP and developing an array of products for the gaming, entertainment, financial services, and general corporate market that leverage the functionality of the SWP and (2) developing a sales strategy that would develop relationships with software manufacturers, multi service operators, wireless carriers and direct customers. Since we had limited capital, we lacked the resources to execute this strategy quickly. Once we began generating operating revenue in late 2004 and once we raised modest amounts of capital in the second quarter of 2005, we were able to begin hiring the sales and marketing and administrative personnel necessary to execute our strategy.

In 2006, in conjunction with our strategic alliance with Shuffle Master Inc. and because of the perceived opportunities for wireless applications in the gaming industry, we switched our primary sales and development focus towards the gaming industry. We continue to focus on the financial services and enterprise market segments for products, customers and verticals where we have previously experienced success.

Comparison of three months ended June 30, 2006 and 2005

For the three months ended June 30, 2006, we had a comprehensive loss of $2.15 million compared to a comprehensive loss of $1.0 million for the three months ended June 30, 2005. Most of this increase is attributable to increased expenses for an expanded sales and marketing effort and additional legal and accounting expenses. The following table compares our consolidated statement of operations data for the three months ended June 30, 2006 and 2005.

	Three months ended June 30,
	2006	2005
Net Revenue	$165,429	$123,971
Operating expenses
Depreciation and amortization	8,950	215,644
General and administrative expenses	525,925	324,261
Professional fees	302,180	100,702
Development expenses	370,029	140,557
Selling and marketing expenses	938,663	396,014
Total operating expenses	2,145,747	1,177,178
Operating loss	(1,980,318)	(1,053,207)
Interest income	19,638	8,862
Interest expense	(1,013)	(1,777)
Other income and expense	29,493	—
Net loss	$(1,932,200)	$(1,046,122)
Foreign currency translation adjustment	(215,462)	41,325
Comprehensive loss	$(2,147,662)	$(1,004,797)

Revenue

Revenue in the second quarter of 2006 was $165,000 compared to revenue of $124,000 for the second quarter of 2005, an increase of 33%. 2006 revenue included $157,000 of licensing fees and $8,000 of maintenance fees. Approximately 20% of the revenue is attributable to continuing license subscriptions and the balance relates to new projects begun this quarter and recognition of deferred revenue for projects in progress. We believe continuing increases in wireless IT spending and our continuing sales and marketing efforts will help drive revenue through the remainder of 2006.

Operating expenses

Total operating expenses for the second quarter of 2006 were $2.14 million compared to $1.18 million for the second quarter of 2005. The increased operating expenses are primarily attributable to the growth in sales, marketing and software development staff to support an expanded effort to market and sell the SWP and related products. The increased professional fees relate to the preparation and filing of required forms with the Security and Exchange Commission including our quarterly reports on Form 10-QSB, as well as general corporate governance related to being a public company.

Depreciation and amortization

Depreciation and amortization expenses for the second quarter of 2006 were $9,000 compared to $216,000 in the second quarter of 2005. In 2005, this expense related primarily to amortization of the software acquired in connection with the acquisition of Innovations in late 2003 which was fully written off in the second quarter of 2005. The depreciation and amortization expense for the second quarter of 2006 was composed of depreciation of fixed assets.

General and Administrative expenses

General and administrative expenses for the second quarter of 2006 were $526,000 compared to $324,000 for the comparable quarter in 2005, a 62% increase. The increased expenses are attributable to the increased overhead structure required to support our sales and marketing and development efforts in 2006. We hired additional administrative, finance and accounting personnel, increasing our payroll related expenses to $291,000 in 2006 from $189,000 in 2005. We leased office space for a new corporate headquarters, sales and customer support office in New York and a development facility in Boulder, Colorado, increasing our rent to $177,000 in the second quarter of 2006 from $32,000 in the second quarter of 2005. As a result of increased staff and office space, our expenses for office related costs, communication, insurance and other administrative expenses also increased. Our communication expenses increased to $26,000 in the second quarter of 2006 from $17,000 in the second quarter of 2005. Our stock compensation expense in this category for the second quarter of 2006 was $125,000 compared to zero in the second quarter of 2005 consisting of expenses related to the expensing of stock options under FAS 123R which were granted in October 2005 and amortization of restricted stock. General and administrative expenses were reduced in the second quarter of 2006 by an exchange gain of $201,000 versus an exchange loss of $25,000 in the 2005 comparable quarter. The gain in 2006 relates to the appreciation of the Canadian dollar against the U.S. dollar and the fact that the inter company loans on the Canadian subsidiary are denominated in U.S. dollars.

Professional fees

Professional fees for the second quarter of 2006 were $302,000 compared to $101,000 for the comparable 2005 quarter, a 200% increase. Legal fees increased to $218,000 in 2006 from $6,000 in the second quarter of 2005. A large portion of the Q2 2006 legal expenses related to legal fees associated with the filing of the recently finalized prospectus, as well as the normal legal costs associated with the quarterly public company filings and costs associated with the recently completed financing transaction. Accounting fees decreased to $63,000 in 2006 from $89,000 in 2005. Other professional fees of $21,000 were incurred in the second quarter of 2006 for stock transfer agent fees and directors’ fees.

Development expenses

Research and development expenses for the second quarter of 2006 were $370,000 compared to $141,000 for the comparable 2005 quarter, a 163% increase. Payroll and related expenses comprise 85% of the total research and development expenses in 2006 and over 90% in 2005. The increase in total R&D expenses is predominantly due to the hiring of additional developers to support the increased sales and marketing effort, which has produced a substantial increase in development projects.

Selling and marketing expenses

Sales and marketing expenses for the second quarter of 2006 were $939,000 compared to $396,000 for 2005, a 137% increase. The increased expenses are attributable to the significant effort undertaken in 2006 to raise awareness of the SWP and related products in the two large vertical markets, (a) gaming and entertainment and (b) financial services and enterprise software, which we believe hold the greatest opportunities. We hired additional sales personnel and customer support personnel increasing our personnel expenses to $704,000 in the second quarter of 2006 from $306,000 in 2005. Our travel and entertainment expenses related to sales and marketing decreased slightly to $77,000 in 2006, from $97,000 in 2005. We also increased our marketing and advertising efforts including participation in trade shows, attendance at trade conferences and investor and public relations.

Other income and expense

The other income amount in 2006 consists of a gain of approximately $615,000 due to the revaluation of the warrants previously carried as a liability on the balance. Upon the effectiveness of the resale registration statement on April 24, 2006, which included the shares of common stock underlying the warrants issued in the Series B Financing, the warrants were valued as of that date and the gain was charged to other income. This gain was offset by other expense of approximately $598,000, related to the write off of in-process technology which was acquired from Digital Wasabi in April 2006, as it did not meet the criteria for capitalization as prescribed in SFAS 86. There was also $12,000 in other income relating to the adjustment of the tax credits receivable balance in association with the filing of the 2004 tax returns.

Interest income

Interest income is derived from investing unused cash balances in short-term liquid investments. Average cash balances for the second quarter were higher in 2006 than in 2005, resulting in a higher level of interest income.

Interest expense

The small amounts of interest expense in the second quarters of both 2006 and 2005 relates primarily to bank charges and wire fees.

Foreign currency translation adjustment

The balance sheet of Innovations, a Canadian subsidiary of Sona Mobile, is translated into U.S. dollars on the date thereof using the official exchange rate on that date. Transactions that take place during the period are translated into U.S. dollars on the date of the transaction based on the official exchange rate on that date. The resulting difference in period income is treated as gain or loss due to currency translation during the period. The fact that there was a loss of $215,000 in the second quarter of 2006 reflects the weakening of the U.S. dollar relative to the Canadian dollar during the period. Prior period retained earnings on Innovations are translated at historical exchange rates while the rest of the financial statement line items are translated at current period rates, causing the foreign currency translation adjustment for the current period.

Comparison of six months ended June 30, 2006 and 2005

For the six months ended June 30, 2006, we had a comprehensive loss of $4.72 million compared to a comprehensive loss of $1.74 million for the six months ended June 30, 2005. Most of this increase is attributable to increased expenses for an expanded sales and marketing effort, including the related development and administrative costs of a larger company, as well as to the professional fees associated with quarterly and annual public company filings. The following table compares our consolidated statement of operations data for the six months ended June 30, 2006 and 2005:

	Six months ended June 30,
	2006	2005
Net Revenue	$290,753	$259,006
Operating expenses
Depreciation and amortization	16,787	415,936
General and administrative expenses	1,129,706	469,963
Professional fees	600,086	210,809
Development expenses	753,694	239,259
Selling and marketing expenses	2,239,647	730,208
Total operating expenses	4,739,920	2,066,175
Operating loss	(4,449,167)	(1,807,169)
Interest income	36,653	8,862
Interest expense	(1,965)	(2,859)
Other income and expense	(117,162)	—
Net loss	$(4,531,642)	$(1,801,166)
Foreign currency translation adjustment	(190,058)	63,308
Comprehensive loss	$(4,721,699)	$(1,737,858)

Revenue

Revenue for the six months ended June 30, 2006 was $291,000 compared to revenue of $259,000 for the six months ended June 30, 2005, an increase of 12%. Approximately 23% of the 2006 year to date revenue is attributable to continuing license subscriptions and the balance relates to new projects begun this year and recognition of deferred revenue for projects in progress.

Operating expenses

Total operating expenses for the six months ended June 30, 2006 were $4.74 million compared to $2.07 million for the six months ended June 30, 2005. The increased operating expenses are primarily attributable to the growth in sales, marketing and software development, in addition to increased professional fees related to being a public company.

Depreciation and amortization

Depreciation and amortization expenses for the six months ended June 30, 2006 were $17,000 compared to $416,000 in the six months ended June 30, 2005. In 2005, this expense related primarily to amortization of the software acquired in connection with the acquisition of Innovations in late 2003, which was fully written off in the six months ended June 30, 2005. The depreciation and amortization expense for the six months ended June 30, 2006 was composed of depreciation of fixed assets.

General and Administrative expenses

General and administrative expenses for the six months ended June 30, 2006 were $1,130,000 compared to $470,000 for the comparable quarter in 2005, a 140% increase. The increased expenses are attributable to the increased overhead structure required to support our sales and marketing and development efforts in 2006. We hired additional administrative, finance and accounting personnel, increasing our payroll related expenses to $456,000 in 2006 from $225,000 in 2005. We leased office space for a new corporate headquarters, sales and customer support office in New York and a development facility in Boulder, Colorado, increasing our rent to $335,000 in the six months ended June 30, 2006 from $40,000 in the six months ended June 30, 2005. As a result of increased staff and office space, our expenses for office related costs, communication, insurance and other administrative expenses also increased. Our communication expenses increased to $68,000 in the six months ended June 30, 2006 from $30,000 in the six months ended June 30, 2005. Our stock compensation expense in this category for the six months ended June 30, 2006 was $212,000 compared to zero in the six months ended June 30, 2005 consisting of expenses related to the expensing of stock options under FAS 123R and amortization of restricted stock grants. These options were granted in October 2005. General and administrative expenses were reduced in the six months ended June 30, 2006 by an exchange gain of $170,000 versus an exchange loss of $72,000 in the 2005 comparable period. The gain in 2006 relates to the appreciation of the Canadian dollar against the U.S. dollar and the fact that the inter company balances payable by the Canadian subsidiary to the U.S. parent are denominated in U.S. dollars.

Professional fees

Professional fees for the six months ended June 30, 2006 were $600,000 compared to $211,000 for the comparable 2005 first half, a 185% increase. Legal fees increased to $340,000 in 2006 from $104,000 in the six months ended June 30, 2005. A large portion of the legal expenses in the first half of 2006 related to legal fees associated with the filing of the recent registration statement that was declared effective in April 2006, as well as the normal legal costs associated with the quarterly public company filings and legal costs associated with the recently completed financing transaction. Accounting fees decreased slightly to $93,000 in 2006 from $101,000 in 2005. Other professional fees of $58,000 were incurred in the six months ended June 30, 2006 for stock transfer agent fees, directors’ fees and recruiting expenses, as well as $107,000 of stock compensation expense related to the amortization of restricted stock granted to external board members.

Development expenses

Research and development expenses for the six months ended June 30, 2006 were $754,000 compared to $239,000 for the comparable 2005 quarter, a 215% increase. Payroll and related expenses comprised approximately 90% of the total research and development expenses in the first half of 2006, as well as the comparable period in 2005. The increase in total R&D expenses is predominantly due to the hiring of additional developers to support the increased sales and marketing effort, which has produced a substantial increase in the number of development projects.

Selling and marketing expenses

Sales and marketing expenses for the six months ended June 30, 2006 were $2.24 million compared to $730,000 for 2005, a 207% increase. The increased expenses are attributable to the significant effort undertaken in 2006 to raise awareness of the SWP and related products in the two large vertical markets, (a) gaming and entertainment and (b) financial services and enterprise software, which we believe hold the greatest opportunities. We hired additional sales personnel and customer support personnel increasing our personnel expenses to $1,573,000 in the six months ended June 30, 2006 from $512,000 in 2005. Our travel and entertainment expenses related to sales and marketing increased to $276,000 in 2006, from $132,000 in 2005. We also increased our marketing and advertising efforts to $150,000 in the first half of 2006 from $33,000 in 2005. This included participation in trade shows, attendance at conferences as well as investor and public relations expenses.

Other income and expense

The other expense amount of $117,000 in 2006 consists of other expense of approximately $598,000 related to the previously described write-off of purchased technology and $468,000 of other income relating to the revaluation of warrants carried as a liability on the balance sheet in accordance with EITF-0019. There is also a small other income amount of $12,000 relating to the adjustment of the tax credits receivable balance in association with the filing of the 2004 tax returns.

Interest income

The interest income balance of $37,000 in the first half of 2006 is derived from investing unused cash balances in short-term liquid investments versus interest income of $9,000 in the first half of 2005. Average cash balances for the second quarter were higher in 2006 than in 2005, resulting in a higher level of interest income.

Interest expense

The small amounts of interest expense in the second quarters of both 2006 and 2005 relates primarily to bank charges and wire fees.

Foreign currency translation adjustment

The fact that there was a $190,000 loss in the first half of 2006 reflects the weakening of the U.S. dollar relative to the Canadian dollar during the period. Prior period retained earnings on Innovations are translated at historical exchange rates while the rest of the financial statement line items are translated at current period rates, causing the foreign currency translation adjustment for the current period. This compares to a gain of $63,000 for the first half of 2005, when the U.S. dollar strengthened against the Canadian dollar.

Liquidity and Capital Resources

Our consolidated financial statements included elsewhere in this report have been prepared assuming that we will continue as a going concern. Since our inception in November 2003, we have generated minimal revenue, have incurred net losses and have not generated cash flow from operations. We have relied primarily on the sale of shares of equity to fund our operations. In view of our continuing losses and limited cash flow, our auditors in their report on our December 31, 2005 consolidated financial statements (included in our 2005 Annual Report on form 10-KSB) have stated that these continuing losses raise substantial doubt about our ability to continue as a going concern. On July 7, 2006, we closed a private placement to accredited investors whereby we sold 16,943,323 shares of common stock and warrants to purchase 8,471,657 shares of common stock for gross proceeds of approximately $10.1 million before payment of commissions and expenses. Based on our current level of operating expenses, we believe that the net proceeds from this financing, approximately $9.4, will be sufficient to fund our operations and capital requirements for the next 12 months. However, if our operating assumptions are incorrect or if we are required to increase our level of spending due to unforeseen circumstances, we may be required to seek an additional financing within that time frame.

Because of our limited revenue and cash flow from operations, we depend on financing transactions to support our working capital and capital expenditure requirements. Through June 30, 2006, we had accumulated losses of approximately $12 million, which were financed primarily through sales of equity securities. Since our inception in November 2003 through June 30, 2006, we have raised approximately $10.8 million in equity financing, including the sale of 2,307,693 shares of our common stock and warrants to purchase 1,200,000 shares of our common stock to Shuffle Master for $3.0 million in January 2006. The Shuffle Master warrants have an exercise price of $2.025 per share and expire on July 12, 2007. The sale of these shares and the issuance of the warrants were in connection with a strategic alliance distribution and licensing agreement between us and Shuffle Master.

In addition, on July 7, 2006, we closed a private placement to accredited investors whereby we sold 16,943,323 shares of common stock and warrants to purchase 8,471,657 shares of common stock at an exercise price of $0.83 per share for gross proceeds of approximately $10.1 million before payment of commissions and expenses.

At June 30, 2006, we had total cash and cash equivalents of $618,000 held in current and short-term deposit accounts. In addition, to raising additional capital in July 2006, we have centralized expense control by directing the chief financial officer to approve all travel expenses and all other expenses in excess of $5,000. We have also made significant reductions in our work force and continually review other operating expenses such as telecommunications and rent. At the same time, we continue to aggressively market our products and services, particularly to existing and former customers.

Our working capital at March 31, 2006 was negative $659,000 compared to our working capital of $5.1 million at June 30, 2005 shortly after the Series B financing for $5 million. Our current ratio at June 30, 2006 was 0.6 to 1 compared to our current ratio of 8.7 to 1 at June 30, 2005. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities.

Overall, for the six months ended June 30, 2006, we had a net cash decrease of $668,000 attributable primarily to net cash used in operating activities of $3.6 million offset by net cash provided by investing and financing activities of $3.0 million. The primary components of our operating cash flows are net loss adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, and accounts payable. The largest component of cash flow provided by financing activities was the proceeds from the Shuffle Master option exercise with accompanying warrants, which generated $3 million in gross proceeds.

There were minimal capital expenditures of $4,000 for the six months ended June 30, 2006. Approximately $94,000 of fixed assets was converted to operating leases in the first quarter of 2006.

At June 30, 2006, we had no indebtedness, other than accrued salaries from 2004 in the amount of $58,000 owing to our former chief executive officer.

Commitments and Contingencies

At June 30, 2006, we had commitments relating to office leases in New York City and Boulder, Colorado in the United States and Toronto, Canada, as well as some amounts for office equipment leases. The current Toronto office lease expires in April 2007. In New York, we have an office lease which runs through December 2007. Office lease payments, including additional variable operating expense charges, for the second quarters of 2006 and 2005 were approximately $202,000 and $32,000 respectively. Office equipment lease expenses for the second quarters of 2006 and 2005were approximately $18,000 and $0 respectively.

Future lease commitments by year are as follows (2006 amounts are for six months):

	Future Lease Commitments by Year (US$)
	2006	2007	2008	2009	2010
Office Space Leases:
United States (New York and Boulder)	$248,890	$500,915	$67,938	$74,732	$62,059
Canada	42,586	28,391	—	—	—
Total Office Space	291,476	529,306	67,938	74,732	62,059
Office Equipment	26,727	53,455	53,104	11,379	616
Total Lease Commitments	$318,203	$582,761	$121,042	$86,110	$62,675

In February 2006, we were advised by the U.S. Securities and Exchange Commission that it was questioning whether an exemption to the registration requirements under the Securities Act of 1933 was available in connection with the sale to Shuffle Master of $3.0 million worth of stock and warrants in January 2006. If an exemption were not available, we would have to offer Shuffle Master rescission rights and we may also be subject to penalties. We believe the sale of securities to Shuffle Master was exempt from the registration requirements of the Securities Act as a valid private placement transaction under Sections 4(2) and 4(6) of the Securities Act and will vigorously contend any claim to that contrary. There has been no further communication with the SEC regarding this matter.

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

None

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

On July 13, 2006, the Company granted M. Jeffrey Branman, a newly-appointed member of the Company’s Board of Directors, Chairman of the Audit Committee and the ‘‘audit committee financial expert,’’ 100,000 shares of common stock, of which 50,000 vested immediately and 50,000 will vest on July 13, 2007.

In May 2005, the Board approved and ratified the execution and delivery of an Indemnity Agreement with each of the Company’s officers and directors. The Indemnity Agreement, a form of which is attached hereto as Exhibit 10.4, confirms the Company’s obligations, set forth in its charter, to indemnify and hold harmless all of its officers and directors to the maximum extent allowed by law, and sets forth procedures for implementing that obligation.

Item 6.    Exhibits.

a.	Exhibits:

Exhibit No.       Description

10.1	Compensation Plan for Directors, as amended

10.2	Form of Non-Employee Stock Option Agreement

10.3	Form of Non-Employee Restricted Stock Agreement

10.4	Form of Indemnity Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sona Mobile Holdings Corp. (Registrant)
Date: August 11, 2006	/s/ Shawn Kreloff Chief Executive Officer
Date: August 11, 2006	/s/ Stephen Fellows Chief Financial Officer (Principal Financial Officer)