Form 10QSB
period 2006-09-30
SONA MOBILE HOLDINGS CORP
filed 2006-11-14
CIK 719662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

Commission File Number 000-12817

SONA MOBILE HOLDINGS CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	95-3087593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, New York,
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

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2006, there were 57,767,856 shares of common stock outstanding.

Transitional Small Business Disclosure Format.    Yes No

SONA MOBILE HOLDINGS CORP.

FORM 10-QSB REPORT
September 30, 2006

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are ‘‘forward-looking statements’’ regarding the plans and objectives of management for future operations and market trends and expectations. The words ‘‘expect,’’ ‘‘believe,’’ ‘‘plan,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘anticipate,’’ ‘‘propose,’’ ‘‘seek’’ and similar words and variations thereof, when used, are intended to specifically identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties, including but not limited to those set forth in our Registration Statement on Form SB-2, as amended and filed with the SEC on November 1, 2006. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

The terms ‘‘we’’, ‘‘our’’, ‘‘us’’, and derivatives thereof, as used herein refer to Sona Mobile Holdings Corp., a Delaware corporation, and its subsidiaries and its predecessor, Sona Mobile, Inc., a Washington corporation (‘‘Sona-Washington’’).

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

Sona Mobile Holdings Corp. And Subsidiaries
Consolidated Balance Sheet

At September 30, 2006
(unaudited)
Assets
Current:
Cash and cash equivalents	$7,302,605
Accounts receivable (net of allowance for doubtful accounts of $26,620)	84,717
Tax credits receivable	45,427
Prepaid expenses & deposits	239,714
Total current assets	7,672,463
Property and equipment:
Computer equipment	91,153
Furniture and equipment	30,406
Less: accumulated depreciation	(45,778)
Total property and equipment	75,781
Total Assets	$7,748,244
Liabilities and Stockholders' Equity
Current:
Accounts payable	$408,615
Accrued liabilities & payroll	618,042
Deferred revenue	183,514
Total current liabilities	1,210,171
Total Liabilities	1,210,171
Stockholders’ equity:
Preferred Stock – 2,000,000 shares authorized, par value $.01 per share – no shares issued and outstanding	—
Common Stock – 90,000,000 shares authorized, par value $.01 per share – 57,767,856 shares issued and outstanding	577,678
Additional paid-in capital	15,595,809
Common Stock purchase warrants	4,734,965
Unamortized stock based compensation	(72,656)
Accumulated other comprehensive (loss)	(286,694)
Accumulated deficit	(14,011,029)
Total stockholders’ equity	6,538,073
Total Liabilities and Stockholders’ Equity	$7,748,244

See accompanying notes to consolidated financial statements.

Item 1.    Financial Statements (Continued)

Sona Mobile Holdings Corp. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenue	$53,380	$121,315	$344,133	$380,321
Operating expenses
Depreciation and amortization	9,607	15,847	26,394	431,783
General and administrative expenses	718,819	302,263	1,848,525	772,226
Professional fees	303,010	245,886	903,096	456,696
Development expenses	629,301	180,598	1,382,995	419,857
Selling and marketing expenses	454,400	1,230,767	2,694,047	1,960,974
Total operating expenses	2,115,137	1,975,361	6,855,057	4,041,536
Operating loss	(2,061,757)	(1,854,046)	(6,510,924)	(3,661,215)
Interest income	70,620	43,009	107,273	51,871
Interest expense	(785)	(2,511)	(2,751)	(5,370)
Other income and expense	—	(99,287)	(117,162)	(99,287)
Net loss	(1,991,922)	(1,912,835)	(6,523,564)	(3,714,001)
Foreign currency translation adjustment	(978)	(96,146)	(191,035)	(32,838)
Comprehensive loss	$(1,992,900)	$(2,008,981)	$(6,714,599)	$(3,746,839)
Net loss per share of common stock – basic and diluted	$(0.04)	$(0.06)	$(0.14)	$(0.13)
Weighted average number of shares of common stock outstanding – basic and diluted (note 7)	56,661,607	33,981,738	45,825,053	29,223,664

See accompanying notes to consolidated financial statements

Item 1.    Financial Statements (Continued)

Sona Mobile Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2006	2005
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities
Net loss	$(6,523,564)	$(3,714,001)
Adjustments for:
Depreciation and amortization	26,394	431,783
Amortization of deferred interest	—	15,210
Write-off of in-process purchased technology	597,652	—
Stock based compensation	302,709	—
Stock option expense	237,734	—
Gain on revaluation of common stock purchase warrants	(465,333)	99,287
Changes in non-cash working capital assets and liabilities:
Accounts receivable	328,405	(102,337)
Tax credits receivable	(14,628)	—
Prepaid expenses & deposits	(125,024)	(197,510)
Accounts payable	(117,059)	512,117
Accrued liabilities & payroll	(83,164)	(124,222)
Deferred revenue	53,227	21,909
Net cash provided by (used in) operating activities	(5,782,651)	(3,057,764)
Investing activities
Acquisition of property & equipment	(31,037)	(64,033)
Net cash (used in) investing activities	(31,037)	(64,033)
Financing activities
Proceeds from the sale of redeemable preferred stock	—	150,000
Proceeds from the sale of common stock	7,802,146	613,707
Proceeds from exercise of stock options	69,334	—
Cash acquired in the reverse merger	—	1,101,858
Proceeds from the issuance of series B preferred stock	—	4,365,087
Proceeds from the issuance of common stock purchase warrants	4,450,195	650,083
Repurchase of common stock from stockholder	(300,000)	—
Repayment of note payable and other loans	—	(55,325)
Net cash provided by financing activities	12,021,675	6,825,410
Effect of exchange rate changes on cash & cash equivalents	(192,294)	(34,842)
Change in cash & cash equivalents during the period	6,015,693	3,668,771
Cash & cash equivalents, beginning of period	1,286,912	113,629
Cash & cash equivalents, end of period	$7,302,605	3,782,400

There were no amounts paid in cash for taxes or interest in the first nine months of 2006 or 2005. In the first quarter of 2005, a convertible note with a principal amount of $100,000 was converted to 1,162,655 shares of common stock.

In the second quarter of 2006, warrants with a balance sheet value of $896,758 were reclassified from liability to equity in accordance with the provisions of EITF 00-19.

See accompanying notes to consolidated financial statements.

Note 1.    Going Concern and Management’s Plans

The accompanying consolidated financial statements of Sona Mobile Holdings Corp. (the ‘‘Company’’) have been prepared assuming that the Company will continue as a going concern. However, since its inception in November 2003, the Company has generated minimal revenue, has incurred substantial losses and has not generated any positive cash flow. The Company has relied upon the sale of shares of equity securities to fund its operations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

At September 30, 2006, the Company had cash and cash equivalents of approximately $7.3 million. Management believes that this existing cash on hand will be sufficient to fund our current level of operating expenses to September 2007. If the company does not generate additional revenues or if it increases its level of spending, the company will be obligated to raise additional financing. There can be no assurance that the Company will be successful in raising a sufficient amount of capital in a timely manner or what the terms of such a financing might be. If the Company cannot generate sufficient revenues or raise additional capital within the next ten months, its liquidity, financial condition and business prospects will be materially and adversely affected and it may have to cease operations.

Note 2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Sona Mobile Holdings Corp. (the ‘‘Company’’) have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly-owned subsidiaries, Sona Mobile, Inc. (‘‘Sona Mobile’’) and Sona Ltd., a company formed in the United Kingdom in September 2005 (‘‘Sona Ltd.’’), as well as Sona Mobile’s wholly-owned subsidiary, Sona Innovations, Inc. (‘‘Innovations’’), a Canadian company. All material inter-company accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto included in Form 10-KSB filed with the United States Securities and Exchange Commission on March 31, 2006. Results of consolidated operations for the interim periods are not necessarily indicative of the operating results to be attained for the entire fiscal year.

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

Note 4.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. Customer account balances with invoices dated over 90 days are considered delinquent. The Company maintains reserves for potential credit losses based upon its loss history, its aging analysis and specific account review. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Such losses have been within management's expectations. The Company has some exposure to a concentration of credit risk as it relates to specific industry segments, as historically its customers have been primarily concentrated in the financial services industry. Since revenues are derived in large part from single projects, the Company bears some credit risk due to a high concentration of revenues from individual customers. During the third quarter of 2006, five customers comprised approximately 83% of the Company's quarterly revenue and individually each accounted from 13% to 25% of quarterly revenue. In the third quarter of 2005, there were six customers accounting for 83% of quarterly revenues with individual amounts ranging from 10% to 16% of the total for that quarter. On a year to date basis for 2006, three customers accounted for 24%, 14% and 12% of revenues, respectively. For the similar period in 2005, two different customers accounted for 32% and 12% of revenue, respectively.

The Company had a balance of $26,620 in its Allowance for Doubtful Accounts provision as of September 30, 2006. There was a bad debt write off of $2,956 in the second quarter of 2006 and $20,000 in the third quarter of 2006. Both amounts were deemed to be uncollectible and had been specifically provided for in 2005.

Note 5.    Summary of Significant Accounting Policies

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’) and reflect the following policies:

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

Note 5.    Summary of Significant Accounting Policies (cont'd)

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

(f)    Software rights

Software rights were recorded at the excess of the purchase price for Innovations, purchased in 2003, over the fair value of that company's identifiable net tangible assets. During 2004 and 2005, the software rights were amortized on a straight-line basis assuming a four-year life. In 2005, we determined that our technology had moved beyond the levels for which these software rights were originally acquired. Accordingly, these software rights were written off as of December 31, 2005. In April 2006, the Company completed the acquisition of certain software from Digital Wasabi, LLC. The software, which has not been fully developed, is intended to facilitate the playing of certain games of chance, such as bingo and poker, on mobile wireless communication devices. The in-process purchased software does not meet the criteria for capitalization as prescribed in SFAS 86 and as such was written off last quarter in the quarter of acquisition.

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

Note 5.    Summary of Significant Accounting Policies (cont'd)

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

Development costs for the quarters ended September 30, 2006 and 2005 were approximately $629,000 and $181,000, respectively. These costs were expensed in the respective periods. There are no capitalized development costs as of September 30, 2006.

(j)    Stock based compensation

As of January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (‘‘FASB’’) Statement of Financial Accounting Standards No. 123 — revised 2004 (‘‘SFAS 123R’’), ‘‘Share-Based Payment’’ which replaced Statement of Financial Accounting Standards No. 123 (‘‘SFAS 123’’), ‘‘Accounting for Stock-Based Compensation’’ and supersedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures, as adjusted for estimated forfeitures.

The adoption of SFAS 123R had an expense impact of $82,767 to the Company’s consolidated income statement in the third quarter of 2006 and $237,734 on a year to date basis. Under the modified-prospective method allowed by SFAS 123R, the Company is to disclose on a pro forma basis the impact of the adoption of SFAS 123R on the prior period. The fourth quarter of 2005 was the only quarter in which the Company issued stock options during fiscal year 2005. The fourth quarter of 2005 was also the only prior period where stock option expense would have been recognized, if SFAS 123R had been adopted by the Company at that point in time. The pro forma expense for the quarter ended December 31, 2005 was $345,735. There was no FAS123 pro forma stock option expense for the first, second or third quarters of 2005. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model, assuming a risk-free interest rate of 4.24% - 5.17%, a three-year term, 65% volatility, and no expected dividend rate.

(k)    Derivatives

The Company follows the provisions of SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (SFAS No. 133) along with related interpretations EITF No. 00-19 ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’’ (EITF 00-19) and EITF No. 05-2 ‘‘The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19’’ (EITF 05-2). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each quarter, and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. The Company uses the Black-Scholes

Note 5.    Summary of Significant Accounting Policies (cont'd)

option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

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

In the first quarter of 2006, an employee was granted 20,000 shares of common stock as payment in lieu of salary for three months. Two terminated employees exercised 1,667 and 41,667 stock options during the first and second quarters resulting in proceeds to the Company of $2,668 and $66,667, respectively. Other stock transactions in the second quarter of 2006 included the issuance of 800,000 shares for the purchase of technology from Digital Wasabi and 27,778 shares of common stock that were issued to the former chief financial officer as per his employment contract. In the third quarter, 148,333 shares of restricted stock were issued to employees and former employees per the terms of employment contracts and 140,000 shares of restricted stock were issued to new directors under the provisions of the compensation plan for directors. No cash proceeds were received in connection with these issuances and the stock was valued relative to the market price on the date of issuance.

On July 7, 2006 the Company closed a private placement to accredited investors whereby it sold 16,943,323 shares of common stock and warrants to purchase 8,471,657 shares of common stock for net proceeds of approximately $9.3 million after payment of commissions, as well as legal and accounting expenses. The warrants have an exercise price of $0.83 per share, subject to downward adjustment if the Company does not meet specified annual revenue targets, and are exercisable at any time during the period commencing July 7, 2006 and ending July 7, 2011. The warrants were valued at $3,114,595 using the Black-Scholes option-pricing model, assuming a risk-free interest rate of 5.10%, a five-year expected life and a volatility rate of 65%. The remainder of the net proceeds from the financing was credited to common stock and additional paid in capital.

The Company used $300,000 of the funds raised on July 7, 2006 to repurchase 650,000 shares of common stock from its former chief executive officer, John Bush. The shares have been classified as treasury shares and will be used when share issuances for restricted stock and stock option exercises occur. In the third quarter of 2006, 288,333 of the repurchased shares were used for some of the above mentioned issuances of restricted stock to employees and directors.

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

The calculation of diluted earnings per share did not include 2,614,636 shares of the Company’s common stock issuable upon the exercise of options nor did it include the 10,642,385 shares issuable upon exercise of the common stock warrants, as their inclusion would be anti-dilutive.

Note 8.    Lease Commitments

The Company leases office space in Toronto, Ontario and Boulder, Colorado. The Company was released from its lease obligation in New York, New York at the end of September 2006. This lease previously ran to December 2007. The Company is currently leasing temporary space in New York,

Note 8.    Lease Commitments (cont'd)

New York for our corporate headquarters and sales and support functions on a month to month basis. The Company is currently searching for longer term replacement space in New York, New York. Office lease payments for the third quarters of 2006 and 2005 were approximately $149,000 and $140,000, respectively. The Company also leases office equipment. These leases have been classified as operating leases. Office equipment lease expenses for the third quarters of 2006 and 2005 were approximately $17,000 and $2,000, respectively. Future lease commitments by year are as follows (2006 amounts are for three months):

Future Lease Commitments by Year
(US$)

	2006	2007	2008	2009	2010
Office Space Leases:
United States (Boulder, CO)	$15,667	$64,454	$67,938	$74,732	$62,059
Canada	21,265	28,353	—	—	—
Total Office Space	36,932	92,807	67,938	74,732	62,059
Office Equipment	35,252	141,008	140,657	60,577	615
Total Lease Commitments	$72,184	$233,815	$208,595	$135,309	$62,674

Note 9.    Financial Instruments

The Company's financial instruments consist of cash & cash equivalents, accounts receivable, accounts payable and accrued liabilities & payroll. The Company is subject to credit risk with respect to its accounts receivable to the extent that debtors do not meet their obligations. The Company monitors the age of its accounts receivable and may delay development or terminate information fees if debtors do not meet payment terms. The fair value of all financial instruments approximates book values.

The Company is subject to foreign currency risk with respect to financial instruments denominated in a foreign currency.

Note 10.    Income Taxes

Deferred tax benefits arising from net operating loss carry forwards were determined using the applicable statutory rates. At September 30, 2006, the Company had net deferred tax assets of approximately $4.8 million arising from net operating loss (NOL) carry forwards. The NOL carry forwards, which are available to offset future profits of the Company begin to expire in 2010 if not utilized and expire in varying amounts through 2025. These deferred taxes benefits are fully offset by valuation allowances as there can be no assurance that the Company will earn sufficient future profits to utilize the loss carry forwards. The net operating loss carry forward balances vary from the applicable percentages of net loss due to expenses, primarily amortization and write off of software rights, recognized under generally accepted accounting principles, but not deductible for tax purposes.

Note 11.    Series B Stock Warrants

In June 2005, the Company sold 3,848.7 shares of Series B Convertible Preferred Stock and warrants to purchase 962,175 shares of its common stock to accredited investors for gross proceeds of $5.05 million (the ‘‘Series B Financing’’). The Series B Convertible Preferred Stock was converted into 3,848,700 shares of common stock in November 2005. As part of the financing transaction, the Company agreed to register and did register for resale the shares of common stock underlying the Series B Preferred Stock and the Series B Warrants. The registration statement became effective on April 24, 2006. During the second quarter of 2006, the Company issued an additional 8,553 Series B warrants to the Series B investors because the registration statement was not declared effective by April 19, 2006, as required by the Series B financing agreements.

Note 11.    Series B Stock Warrants (cont'd)

From the date of issuance through the quarter ended March 31, 2006, the warrants issued in the Series B Financing were classed as a liability in accordance with the provisions of SFAS 133, SFAS 150 and EITF 00-19. These standards require the Company to re-measure the value at the end of each reporting period with the resulting increase or decrease to the liability reported as a component of the Consolidated Statements of Operation and Comprehensive Loss. As a result of the increase in the value of the warrants since issuance to the quarter ended March 31, 2006, a cumulative revaluation expense of $246,675 was included in Other Income and Expense. This included $146,655 for the first quarter of 2006 and $100,020 which was booked in 2005.

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

The warrants issued in the Series B Financing had an exercise price of $1.968 per share. The issuance of the shares to Shuffle Master in January 2006 at a share price of $1.30 per share and the issuance of 16,943,332 shares at $0.60 in the July 2006 private placement financing triggered an anti-dilution provision of those warrants. As such, the revised exercise price for the Series B Warrants is $1.542 per share as of September 30, 2006.

Note 12.    Amounts due to Affiliated Parties and Related Party Transactions

As of the end of the previous quarter ended June 30, 2006, Accrued Liabilities included a balance due to a former officer and shareholder of the Company of $58,285, which was non-interest bearing and unsecured with no specific terms of repayment. This amount related to compensation earned but not paid in 2004. The amount payable to the officer was fully repaid on July 19, 2006.

During the third quarters of 2006 and 2005, the Company paid consulting and director fees to shareholders and directors of the Company in the amount of approximately $45,000 and $32,000, respectively. This included payments for consulting fees of $10,000 and $32,000 to Nicholas Glinsman, a former director and the former Secretary of the Company, for the quarters ended September 30, 2006 and September 30, 2005, respectively. The 2006 amount includes payments for $35,000 to Frank Fanzilli, a former director of the Company who resigned in June 2006. For the year to date periods of 2006 and 2005, the payments were approximately $166,000 and $148,000, respectively, of which approximately $95,000 and $148,000 were paid to Mr. Glinsman for consulting services.

Upon his appointment to the board and appointment as the Chairman of the Audit Committee on July 6, 2006, Jeffrey Branman was granted 100,000 shares of restricted stock and 5,000 stock options. On August 7, 2006, Michael Fields was appointed to the board and was granted 40,000 shares of restricted stock and 5,000 stock options as of that date.

Note 13.    Stock Option Plans

As of September 30, 2006, the number of outstanding stock options as a percentage of the number of outstanding shares was approximately 4.0%. The following table summarizes option transactions under the Company’s stock option plans for fiscal 2005 and the first three quarters of 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 19, 2005 (Merger Date)	249,000	1.003
Granted to directors	25,000	1.340
Granted to officers	737,665	1.600
Granted to employees & contractors	960,000	1.600
Cancelled	(46,665)	1.600
Outstanding, December 31, 2005	1,925,000	1.519
Granted to directors	15,000	1.167
Granted to officers	750,000	0.70
Granted to employees	441,000	0.70
Exercised	(43,334)	1.600
Cancelled	(771,251)	1.416
Outstanding, September 30, 2006	2,316,415	1.129

Information regarding the stock options outstanding at September 30, 2006 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.52 - 0.99	1,146,000	9.11 years	$0.690	178,333	$0.642
$1.00 - 1.99	1,161,415	3.72 years	1.549	855,535	1.530
$2.00 - 3.43	9,000	3.19 years	2.747	6,500	2.957
	2,316,415	6.38 years	1.129	1,040,368	1.387

The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was $10,200 and $10,400, respectively.

Note 14.    Segment Information

The Company operates in Canada, the United States and the United Kingdom. All revenues are currently from the Canadian subsidiary.

Property and equipment by geographic region are as follows:

Property and Equipment	September 30, 2006
United States	$45,429
Canada	30,352
Total	$75,781

Property and equipment includes only assets held for use, and is reported by geography based on the physical location of the assets at the end of the current fiscal period. As of September 30, 2006, property and equipment assets were held only in the United States and Canada.

Note 15.    Stock Based Compensation

In accordance with the compensation plan for directors adopted by the Board on July 19, 2005 and amended on August 3, 2006, the three new non-employee directors in 2006, immediately upon election to the Board, each received 40,000 shares of common stock, of which 20,000 shares vested immediately and 20,000 will vest on the first anniversary of his election to the Board. In addition,

Note 15.    Stock Based Compensation (cont'd)

Jeffrey Branman, by virtue of his appointment as Chairman of the Audit Committee was awarded an additional 60,000 shares of which 30,000 vested immediately and 30,000 will vest after one year. In addition, Bryan Maizlish was issued 40,000 shares of restricted stock on March 28, 2006 in recognition of his re-election to the board on November 17, 2005. These 220,000 shares of common stock were valued at the estimated fair market value on the date of grant and are charged as stock compensation expense over the vesting period.

In the first quarter of 2006, an employee opted to receive stock in lieu of salary for three months and was issued 20,000 shares of stock that had a market value of $41,000 on the date of issue. The market value of the stock was credited to additional paid in capital in the first quarter of 2006, with the corresponding amount being charged to compensation expense. In the second quarter of 2006, 27,778 shares were issued to the former CFO, in recognition of the vested portion of stock grants promised in his employment contract. The stock was vested immediately and as such an amount was charged to stock compensation expense equal to the market value of the stock on the date of issue. In the third quarter of 2006, 148,333 shares of restricted common stock were issued to employees of the Company per the terms of employment contracts and 140,000 shares were issued to newly appointed directors per the terms of the compensation plan for directors as further amended on September 29, 2006. These shares were valued at the estimated fair market value on the date of grant and are being charged as stock compensation expense over the vesting period.

Note 16.    Deferred Revenues

Deferred revenue occurs where the Company invoices customers for project work that has not been completed at the balance sheet date. The Company’s deferred revenue balance as of September 30, 2006 was $183,514.

Note 17.    Purchase Commitments

On September 1, 2006, the Company entered into a Private Label Partner Agreement
(the ‘‘Agreement’’) with Symbol Technologies, Inc. pursuant to which the Company has the exclusive right to purchase certain private label wireless solution products from Symbol to support the Company’s development of a secure wireless handheld gaming system. The Agreement requires that the Company purchase a specified minimum number of units over the three-year term of the Agreement. In the event such minimum purchase requirement is not met, Symbol has the right to adjust the unit purchase price to a level commensurate with the Company’s volume and the private label exclusivity under the Agreement will be void. The Company believes that in the event of either the loss of private label exclusivity or the renegotiation of the unit purchase price, its financial statements would not be materially affected.

Note 18.    Subsequent Events

On October 2, 2006, the Company issued 3,000,000 stock options to President and Chief Executive Officer, Shawn Kreloff in accordance with the terms of his employment agreement dated August 28, 2006. The stock options have an exercise price of $0.64, an expiry date of October 1, 2016 and vest over three years with one third vesting on each of the first three successive anniversaries.

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

Our consolidated financial statements included elsewhere in this report have been prepared assuming that we will continue as a going concern. Since our inception in November 2003, we have generated minimal revenue, have incurred net losses and have not generated positive cash flow from operations. We have relied primarily on the sale of shares of equity to fund our operations. In addition, our cash reserves are only sufficient to fund our current level of operating expenses to September 2007. In view of our continuing losses, our auditors in their report on our December 31, 2005 consolidated financial statements (included in our 2005 Annual Report on Form 10-KSB) have stated that these continuing losses raise substantial doubt about our ability to continue as a going concern.

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

•	Gaming and entertainment. We propose to (i) deliver casino games wirelessly in designated areas on casino properties; (ii) to offer real-time, multiplayer games that accommodate an unlimited number of players; and (iii) deliver games on a play-for-free or wagering basis (where permitted by law) on mobile telephone handsets over any carrier network. We also propose to deliver content via channel partners and content partners, including live streaming television, digital radio, specific theme downloads for mobile phones, media downloads and gaming applications.

•	Financial services and enterprise software. Our products and services extend enterprise applications to the wireless arena, such as customer relationship management systems, sales force automation systems, information technology (IT) service desk and business continuity protocols, all of which we believe are delivered in compliance with the current regulatory environment. One of our primary focuses is to develop solutions for the data-intensive investment banking community and client-facing applications for the retail banking industry.

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

Approximately 60% of our revenue for the quarter ended September 30, 2006 resulted from project work and approximately 40% from continuing license subscriptions. The percentages were similar in the third quarter of 2005, when 59% was from project work and 41% from continuing subscriptions. Much of our project work is attributable to new engagements for which we received upfront development fees. We believe that in future quarters, the ratio will move toward continuing license subscription revenue, as we start to move away from focusing on custom projects in the financial services and enterprise segment and move towards longer term licensing contracts in the gaming industry in conjunction with our alliance with Shuffle Master, Inc. (‘‘Shuffle Master’’). As the relationship with Shuffle Master progresses and new leads are generated, we anticipate that significant business opportunities will emerge. However, we cannot assure you that any such business opportunities will emerge, or if they do, that any such opportunity will result in a definitive arrangement with any enterprises in the gaming industry, or that any such definitive arrangement will be profitable.

Significant Transactions

In January 2006, we entered into a strategic alliance distribution and licensing agreement with Shuffle Master, a leading provider of table gaming content, to license, develop, distribute and market ‘‘in casino’’ wireless handheld gaming content and delivery systems to gaming venues throughout the world. Under the terms of the agreement, we have agreed to develop a Shuffle Master-branded wireless gaming platform powered by our SWP for in-casino use, which would feature handheld versions of Shuffle Master’s proprietary table game content, as well as other proprietary gaming content and public domain casino games.

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

On July 7, 2006, we closed a private placement to accredited investors whereby we sold 16,943,323 shares of common stock and warrants to purchase 8,471,657 shares of common stock for gross proceeds of approximately $10.1 million before payment of commissions and expenses. The warrants have an exercise price of $0.83 per share, subject to downward adjustment if the Company does not meet specified annual revenue targets, and are exercisable at any time during the period commencing July 7, 2006 and ending July 7, 2011. The funds from the financing will primarily be used for general working capital purposes. We used $300,000 of the funds raised to repurchase 650,000 shares of common stock from our former chief executive officer, John Bush. We agreed to file and have filed a registration statement with the U.S. Securities and Exchange Commission (the ‘‘SEC’’) to register the resale of the shares of common stock issued in the private placement, as well as the shares of common stock issuable upon exercise of the aforementioned warrants. Such registration statement was declared effective by the SEC on November 3, 2006.

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

Critical Accounting Policies

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’). These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of its financial statements. Management is also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. Management periodically evaluates these estimates and assumptions including those relating to revenue recognition, impairment of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, restructuring, income taxes, stock-based compensation and contingencies and litigation. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable based on specific circumstances. Management reviews the development, selection, and disclosure of these estimates with the Audit Committee of our board of directors. These estimates and assumptions form the basis for judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Further, changes in accounting and legal standards could adversely affect our future operating results. Our critical accounting policies include: revenue recognition, impairment of goodwill and other intangible assets, allowance for doubtful accounts, capitalized software, income taxes, stock-based compensation, and contingencies and liabilities, each of which are discussed below.

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

Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets have generally resulted from our business combinations accounted for as purchases. We are required to test amounts recorded as goodwill or recorded as intangible assets with indeterminate lives, at least annually for impairment. The review of goodwill and indeterminate lived intangibles for potential impairment is highly subjective and requires us to make numerous estimates to determine both the fair values and the carrying values of our reporting units to which goodwill is assigned. If the estimated fair value of an asset is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other intangible assets including in-process research and development, and developed technology. Changes in our internal business structure, changes in our future revenue and expense forecasts, and certain other factors that directly impact valuation could result in a future impairment charge. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows the assets are expected to generate. This methodology requires us to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates could result in impairment losses associated with other intangible assets. As of September 30, 2006, all intangible assets have been written off.

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

Capitalized Software

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes ‘‘technologically feasible.’’ Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. As of September 30, 2006, we did not have any software development projects where the product being developed meets the criteria for capitalization.

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

Stock-Based Compensation

During the first quarter of fiscal 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (‘‘FASB’’) Statement of Financial Accounting Standards No. 123 — revised 2004 (‘‘SFAS 123R’’), ‘‘Share-Based Payment’’ that replaced" Statement of Financial Accounting Standards No. 123 (‘‘SFAS 123’’), ‘‘Accounting for Stock-Based Compensation’’ and supersedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had an expense impact of $82,767 to our consolidated income statement in the third quarter of 2006 and $237,734 on a year to date basis.

Derivatives

We follow the provisions of SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS No. 133’’) along with related interpretations EITF No. 00-19 ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’’ (‘‘EITF 00-19’’) and EITF No. 05-2 ‘‘The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19’’ (‘‘EITF 05-2’’). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded on the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. We utilize the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

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

In 2006, in conjunction with our strategic alliance with Shuffle Master and because of the perceived opportunities for wireless applications in the gaming industry, we switched our primary sales and development focus towards the gaming industry. We continue to focus on the financial services and enterprise market segments for products, customers and verticals where we have previously experienced success.

Comparison of three months ended September 30, 2006 and 2005

For the three months ended September 30, 2006, we had a comprehensive loss of $1.99 million compared to a comprehensive loss of $2.01 million for the three months ended September 30, 2005. While total operating expenses remained fairly flat to the comparable quarter last year, sales and marketing decreased significantly due to our change in sales focus to a channel and partner based selling model. A channel and partner based selling model requires significantly less sales resources than a direct sales model, as it leverages the resources of the sales channels and partners. Decreases in sales and marketing expenses were offset by increases in general and administrative expenses, professional fees and development costs. Significant increases in expenses were incurred for product development related to our wireless gaming solution, as well as additional legal and accounting expenses related to our gaming license applications. The decline in revenues reflect the shift in focus from customized software projects in the financial services and enterprise market segments to the development of our wireless gaming solution for the Shuffle Master strategic alliance. The following table compares our consolidated statement of operations data for the three months ended September 30, 2006 and 2005.

	Three months ended September 30,
	2006	2005
Net Revenue	$53,380	$121,315
Operating expenses
Depreciation and amortization	9,607	15,847
General and administrative expenses	718,819	302,263
Professional fees	303,010	245,886
Development expenses	629,301	180,598
Selling and marketing expenses	454,400	1,230,767
Total operating expenses	2,115,137	1,975,361
Operating loss	(2,061,757)	(1,854,046)
Interest income	70,620	43,009
Interest expense	(785)	(2,511)
Other income and expense	—	(99,287)
Net loss	(1,991,922)	(1,912,835)
Foreign currency translation adjustment	(978)	(96,146)
Comprehensive loss	$(1,992,900)	$(2,008,981)

Revenue

Revenue in the third quarter of 2006 was $53,000 compared to revenue of $121,000 for the third quarter of 2005, a decrease of 56%. Third quarter 2006 revenue included $43,000 of licensing fees and $10,000 of maintenance fees. Approximately 40% of the current quarter revenue is attributable to continuing license subscriptions and the balance relates to new projects begun this quarter and recognition of deferred revenue for projects completed. We believe that the decrease this quarter primarily reflects the shift of a large portion of our selling and development resources from the financial services and enterprise products to the development and pre-sales of our wireless gaming solution which we anticipate will begin generating revenue in the next few months.

Operating expenses

Total operating expenses for the third quarter of 2006 were $2.12 million compared to $1.98 million for the third quarter of 2005. There were substantial changes in the type of expenses incurred this quarter versus the same quarter a year ago. Selling and marketing expenses decreased by $776,000 or 63%, as we moved from a direct sales model to a partner and channel-based selling model which requires less headcount resources. Research and development expenses increased by $449,000 or 248% reflecting an increase in the number of developers, as well as increased product development costs related to the development and testing of our wireless gaming solution. General and administrative expenses and professional fees also increased due to additional infrastructure costs, stock compensation expense, costs of preparation and filing of required forms with the SEC, as well as other general corporate governance costs related to being a public company.

Depreciation and amortization

Depreciation and amortization expenses for the third quarter of 2006 were $10,000 compared to $16,000 in the third quarter of 2005. The depreciation and amortization expense for the third quarter of both years was composed of depreciation of property, plant and equipment.

General and Administrative expenses

General and administrative expenses for the third quarter of 2006 were $719,000 compared to $302,000 for the comparable quarter in 2005, a 138% increase. The increased expenses are attributable to the increased overhead structure required to support our sales and marketing and development efforts in 2006. Payroll expenses increased to $182,000 in the third quarter of 2006 compared to

$119,000 for the comparable 2005 quarter. We leased office space for a new corporate headquarters, sales and customer support office in New York during the middle of the third quarter of 2005 and a development facility in Boulder, Colorado in the fourth quarter of 2005, increasing our rent to $154,000 in the third quarter of 2006 from $103,000 in the third quarter of 2005. As a result of increased staff and office space, our expenses for office related costs, communication, insurance and other administrative expenses also increased. Our stock compensation expense for the third quarter of 2006 was $180,000 compared to zero in the third quarter of 2005 consisting of expenses related to the expensing of stock options under FAS 123R which were granted in October 2005 and July 2006 and amortization of restricted stock.

Professional fees

Professional fees for the third quarter of 2006 were $303,000 compared to $246,000 for the comparable 2005 quarter, a 23% increase. This increase was almost entirely made up of costs relating to our pending Nevada gaming license application including investigation costs paid to the Nevada Gaming Control Board pursuant to our gaming license application. Accounting, legal and consulting fees decreased slightly to $187,000 in the current quarter from $192,000 in the 2005 quarter. Other professional fees of $21,000 were incurred in the third quarter of 2006 for stock transfer agent fees and directors’ fees which was virtually unchanged from the same quarter last year.

Development expenses

Development expenses for the third quarter of 2006 were $629,000 compared to $181,000 for the comparable 2005 quarter, a 248% increase. Payroll related expenses increased by 131% from $167,000 in last year’s quarter to $384,000 in the current quarter reflecting the hiring of additional developers to support the wireless gaming software product development effort. Travel increased by $53,000 and product development and consulting expenses increased by $140,000 which were both also connected to the wireless gaming software project.

Selling and marketing expenses

Sales and marketing expenses for the third quarter of 2006 were $454,000 compared to $1,231,000 for the same period in 2005, a 63% decrease. The decrease in expenses is attributable to the significant effort undertaken in 2006 to reduce the selling costs associated with our products by switching to a partner and channel driven sales model, instead of the relatively expensive direct sales model we had previously employed. Our personnel and sales contractor costs decreased by 58%, from $718,000 in the third quarter of 2005 to $302,000 in the current quarter. Marketing, advertising and trade shows decreased from $198,000 in last year’s quarter to $19,000 in the third quarter of 2006, as we reduced our direct marketing efforts. Travel also decreased substantially in this category from $206,000 to $78,000 this year in the comparable quarters, which also reflected our reduced level of sales personnel.

Other income and expense

The other expense amount in the third quarter of 2005 was approximately $99,000 due to the revaluation of the warrants carried as a liability on the balance sheet at that time, in accordance with the provisions of EITF 00-19. In the second quarter of 2006, these warrants were reclassified as equity and as such do not require revaluation at the end of subsequent quarters.

Interest income

Interest income is derived from investing unused cash balances in short-term liquid investments. Average cash balances for the third quarter were higher in 2006 than in 2005, resulting in a higher level of interest income.

Interest expense

The interest expense amounts in the third quarters of both 2006 and 2005 relate primarily to bank charges and wire fees.

Foreign currency translation adjustment

Prior period retained earnings on Innovations’ books are translated at historical exchange rates while the rest of the financial statement line items are translated at current period rates. The resulting difference is treated as gain or loss due to foreign currency translation during the period. The fact that there was a relatively insignificant fluctuation in the Canadian dollar exchange rate in the third quarter of 2006 is reflected in the minor loss in this category this quarter, as compared to the larger translation adjustment loss incurred in the third quarter of 2005 when the exchange fluctuation was greater, as the U.S. dollar weakened against the Canadian dollar.

Comparison of nine months ended September 30, 2006 and 2005

For the nine months ended September 30, 2006, we had a comprehensive loss of $6.71 million compared to a comprehensive loss of $3.75 million for the nine months ended September 30, 2005. Most of this increase is attributable to increased expenses for an expanded sales and marketing effort, including the related development and administrative costs of a larger company, as well as to the professional fees associated with quarterly and annual public company filings. While the third quarter costs of each year are relatively unchanged, the first and second quarter expenses in 2006 were significantly higher than in the prior year. This reflects the timing of our company going public in the reverse merger at the end of April 2005 and subsequent hiring efforts commencing in the third quarter of 2005, following our June 2005 private placement for approximately $5 million. The following table compares our consolidated statement of operations data for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30,
	2006	2005
Net Revenue	$344,133	$380,321
Operating expenses
Depreciation and amortization	26,394	431,783
General and administrative expenses	1,848,525	772,226
Professional fees	903,096	456,696
Development expenses	1,382,995	419,857
Selling and marketing expenses	2,694,047	1,960,974
Total operating expenses	6,855,057	4,041,536
Operating loss	(6,510,924)	(3,661,215)
Interest income	107,273	51,871
Interest expense	(2,751)	(5,370)
Other income and expense	(117,162)	(99,287)
Net loss	(6,523,564)	(3,714,001)
Foreign currency translation adjustment	(191,035)	(32,838)
Comprehensive loss	$(6,714,599)	$(3,746,839)

Revenue

Revenue for the nine months ended September 30, 2006 was $344,000 compared to revenue of $380,000 for the nine months ended September 30, 2005, a decrease of 10%. Approximately 33% of the 2006 year to date revenue is attributable to continuing license subscriptions and the balance relates to new projects begun this year and recognition of deferred revenue for projects in progress. The decrease in 2006 relates to the slowdown in third quarter revenues resulting from the shift in focus from customized software projects in the financial services and enterprise market segments to the development of our wireless gaming solution for the Shuffle Master strategic alliance.

Operating expenses

Total operating expenses for the nine months ended September 30, 2006 were $6.85 million compared to $4.04 million for the nine months ended September 30, 2005. The increased operating expenses are primarily attributable to the growth in sales, marketing and software development, in addition to increased professional fees related to being a public company.

Depreciation and amortization

Depreciation and amortization expenses for the nine months ended September 30, 2006 were $26,000 compared to $432,000 in the nine months ended September 30, 2005. In 2005, this expense related primarily to amortization of the software acquired in connection with the acquisition of Innovations in late 2003, which was fully written off in the six months ended June 30, 2005. The depreciation and amortization expense for the nine months ended September 30, 2006 was composed entirely of depreciation related to property, plant and equipment.

General and Administrative expenses

General and administrative expenses for the nine months ended September 30, 2006 were $1,849,000 compared to $772,000 for the comparable quarter in 2005, a 139% increase. The increased expenses are attributable to the increased overhead structure required to support our sales and marketing and development efforts in 2006. Subsequent to going public in the reverse merger in April 2005 and raising $5 million in financing in June 2005, we hired additional administrative, finance and accounting personnel, increasing our year to date payroll related expenses to $698,000 in 2006 from $336,000 in 2005. We leased office space for a new corporate headquarters, sales and customer support office in New York, New York and a development facility in Boulder, Colorado, increasing our rent to $489,000 in the nine months ended September 30, 2006 from $143,000 in the nine months ended September 30, 2005. As a result of increased staff and office space, our expenses for office related costs, communication, insurance and other administrative expenses also increased. Our communication expenses increased to $88,000 in the nine months ended September 30, 2006 from $57,000 in the nine months ended September 30, 2005. Our stock compensation expense in this category for the nine months ended September 30, 2006 was $392,000 compared to zero in the nine months ended September 30, 2005 consisting of expenses related to the expensing of stock options under FAS 123R and amortization of restricted stock grants. These options were granted in October 2005. Other office related and infrastructure costs including supplies, postage, printing costs increased from $75,000 in 2005 to $130,000 in 2006.

Professional fees

Professional fees for the nine months ended September 30, 2006 were $903,000 compared to $457,000 for the comparable 2005 period, a 98% increase. Legal fees increased to $433,000 in 2006 from $269,000 in the nine months ended September 30, 2005. A large portion of the legal expenses in the first nine months of 2006 related to legal fees associated with the filing of a registration statement that was declared effective in April 2006, as well as the normal legal costs associated with the quarterly public company filings. Accounting fees decreased slightly to $118,000 in 2006 from $128,000 in 2005. Other professional fees of $169,000 were incurred in the nine months ended September 30, 2006 compared to $58,000 in 2005. In 2006, $100,000 of this related to amounts paid to the Nevada Gaming Control Board in connection with the investigations required in conjunction with our pending Nevada gaming license application. Other amounts in this category were incurred for stock transfer agent fees, directors’ fees and recruiting expenses, as well as $107,000 of stock compensation expense related to the amortization of restricted stock granted to external board members.

Development expenses

Research and development expenses for the nine months ended September 30, 2006 were $1,383,000 compared to $420,000 for the comparable 2005 period, a 229% increase. Payroll and related expenses comprised approximately 76% of the total research and development expenses in the first nine months of 2006, and 92% in the comparable period in 2005. The 2006 year to date payroll related costs were $1,056,000 as compared to $386,000 in 2005. This increase in total development expenses is predominantly due to the hiring of additional developers to support the increased sales and marketing efforts and the development of the wireless gaming solution. Travel, consulting and other product development costs related to the development of the wireless gaming solutions accounted for $248,000 in this category in the first nine months of 2006, as compared to $34,000 in the previous year.

Selling and marketing expenses

Sales and marketing expenses for the nine months ended September 30, 2006 were $2,690,000 compared to $1,960,000 for 2005, an increase of $733,000 or 37%. The increased expenses are attributable to the significant effort undertaken in 2006 to raise awareness of the SWP and related products in the two large vertical markets, (a) gaming and entertainment and (b) financial services and enterprise software, which we believe hold the greatest opportunities. Personnel expenses increased to $1,921,000 in the nine months ended September 30, 2006 compared to $1,228,000 in the similar period in the previous year when incremental hiring efforts did not start to increase significantly until the middle of the third quarter. Our travel and entertainment expenses related to sales and marketing increased to $353,000 in 2006, from $338,000 in 2005. We decreased our marketing and advertising costs to $120,000 in 2006 from $225,000 in 2005, which was primarily reflected in the reduction in marketing efforts in the third quarter of 2006. Marketing costs included participation in trade shows, attendance at conferences as well as investor and public relations expenses in both 2006 and 2005.

Other income and expense

The other expense amount of $117,000 in 2006 consists of other expense of approximately $598,000 related to the previously described write-off of purchased technology partially offset by $468,000 of other income relating to the revaluation of warrants carried as a liability on the balance sheet in accordance with EITF 00-19. There is also other income of $12,000 relating to the adjustment of the tax credits receivable balance in association with the filing of the 2004 tax returns. The 2005 amount relates to the revaluation of the aforementioned warrants in the third quarter of that year.

Interest income

The interest income balance of $107,000 in the nine months ended September 30, 2006 is derived from investing unused cash balances in short-term liquid investments versus interest income of $52,000 in the comparable period of 2005. Average cash balances for the third quarter were higher in 2006 than in 2005, resulting in a higher level of interest income.

Interest expense

Interest expense in both 2006 and 2005 relates primarily to bank charges and wire fees.

Foreign currency translation adjustment

The fact that there was a $191,000 loss in the nine months ending September 30, 2006 reflects the weakening of the U.S. dollar relative to the Canadian dollar during the period. Prior period retained earnings on Innovations’ books are translated at historical exchange rates while the rest of the financial statement line items are translated at current period rates, causing the foreign currency translation adjustment for the current period. This compares to a loss of $33,000 for the nine months ending September 30, 2005, when the U.S. dollar also weakened against the Canadian dollar.

Liquidity and Capital Resources

At September 30, 2006, we had total cash and cash equivalents of $7.3 million held in current and short-term deposit accounts. We believe that based on our current level of spending, this cash will only be sufficient to fund our operations to September 2007. If we do not generate new revenues or if we increase our level of spending, we will be obligated to seek additional financing.

We cannot assure you that we will be able to successfully implement our plans to increase our revenue and if necessary, raise additional capital. We may not be able to obtain additional capital or generate new revenue opportunities on a timely basis, on favorable terms, or at all. If we cannot successfully implement our plans, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

Because of our limited revenue and cash flow from operations, we depend on financing transactions to support our working capital and capital expenditure requirements. Through September 30, 2006, we had accumulated losses of approximately $14 million, which were financed primarily through sales of equity securities. Since our inception in November 2003 through September 30, 2006, we have raised approximately $20 million in equity financing, including the sale of 2,307,693 shares of our common stock and warrants to purchase 1,200,000 shares of our common stock to Shuffle Master for $3.0 million in January 2006. The Shuffle Master warrants have an exercise price of $2.025 per share and expire on July 12, 2007. The sale of these shares and the issuance of the warrants were in connection with a strategic alliance distribution and licensing agreement between us and Shuffle Master.

In addition, on July 7, 2006, we closed a private placement to accredited investors whereby we sold 16,943,323 shares of common stock and warrants to purchase 8,471,657 shares of common stock at an exercise price of $0.83 per share, subject to downward adjustment if the Company does not meet specified annual revenue targets, for gross proceeds of approximately $9.3 million after payment of commissions and expenses.

At September 30, 2006, we had total cash and cash equivalents of $7.3 million held in current and short-term deposit accounts. In addition, to raising additional capital in July 2006, we have also made significant reductions in our work force and continually review other operating expenses such as telecommunications and rent. At the same time, we continue to aggressively market our products and services, particularly to existing and former customers.

Our working capital at September 30, 2006 was $6.5 million compared to our working capital of $3.4 million at September 30, 2005. Our current ratio at September 30, 2006 was 6.3 to 1 compared to our current ratio of 4.9 to 1 at September 30, 2005. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities.

Overall, for the nine months ended September 30, 2006, we had a net cash increase of $6.0 million attributable primarily to net cash provided by investing and financing activities of $12.0 million offset by net cash used in operating activities of $5.7 million. The primary components of our operating cash flows are net loss adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, and accounts payable. The largest components of cash flow provided by financing activities were the proceeds from the Shuffle Master option exercise with accompanying warrants, which generated $3 million in gross proceeds, and the July 2006 private placement, which generated approximately $9.3 million in net proceeds after commissions and expenses.

There were capital expenditures of $31,000 for the nine months ended September 30, 2006. Approximately $94,000 of property, plant and equipment was converted to operating leases in the nine months ending September 30, 2006.

At September 30, 2006, we had no indebtedness.

Commitment and Contingencies

At September 30, 2006, we had commitments relating to office leases in Boulder, Colorado in the United States and Toronto, Ontario in Canada, as well as office equipment leases. The current Toronto office lease expires in April 2007. In New York, we had an office lease which ran to December 2007; however we were released from our lease obligation at the end of September 2006. We are currently looking for replacement office space in New York and are leasing temporary space on a month to month basis. Office lease payments, including additional variable operating expense charges, for the third quarters of 2006 and 2005 were approximately $149,000 and $140,000, respectively. Office equipment lease expenses for the third quarters of 2006 and 2005 were approximately $17,000 and $2,000, respectively.

Future lease commitments by year are as follows (2006 amounts are for nine months):

	Future Lease Commitments by Year (US$)
	2006	2007	2008	2009	2010
Office Space Leases:
United States (Boulder, CO)	$15,667	$64,454	$67,938	$74,732	$62,059
Canada	21,265	28,353	—	—	—
Total Office Space	36,932	92,807	67,938	74,732	62,059
Office Equipment	35,252	141,008	140,657	60,577	615
Total Lease Commitments	$72,184	$233,815	$208,595	$135,309	$62,674

On September 1, 2006, the Company entered into a Private Label Partner Agreement (the ‘‘Agreement’’) with Symbol Technologies, Inc. (‘‘Symbol’’) pursuant to which the Company has the exclusive right to purchase certain private label wireless solution products from Symbol to support the Company’s development of a secure wireless handheld gaming system. In connection therewith, Symbol will provide sales and technical education and certification training to the Company. The Agreement requires that the Company purchase a specified minimum number of units over the three-year term of the Agreement. In the event such minimum purchase requirement is not met, Symbol has the right to adjust the unit purchase price to a level commensurate with the Company’s volume and the private label exclusivity under the Agreement will be void. The Company believes that in the event of either the loss of private label exclusivity or the renegotiation of the unit purchase price, its financial statements would not be materially impacted.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements (as defined in Item 303 of Regulation S-B).

Item 3.    Controls And Procedures

Evaluation of Disclosure Controls and Procedures.    The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's ‘‘disclosure controls and procedures’’ (as defined in the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the ‘‘Evaluation Date’’). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective, as of the Evaluation Date to ensure that (i) information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time limits specified in the Commission's rules and forms, and (ii) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.    There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Small Business Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2006	650,000	(1)	$0.46	0	0
August 1 – August 31, 2006	0		$0	0	0
September 1 – September 30, 2006	0		$0	0	0
Total	650,000		$0.46	0	0

(1)	On July 7, 2006, the Company repurchased shares of common stock from its former chief executive officer, John Bush.

Item 4.    Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on September 29, 2006. At the meeting, the following actions were taken:

•	Our stockholders elected the four nominees, namely Shawn Kreloff, Paul C. Meyer, Michael Fields and M. Jeffrey Branman to the Board of Directors to serve until the annual meeting of stockholders in 2007 and until each director's successor is elected and qualified. The number of votes cast for management’s nominees and the number of votes cast against or withheld are listed in the table directly below. There were no abstentions and broker non-votes.

Name	For	Withheld
Shawn Kreloff	36,892,867	257,517
Paul C. Meyer	36,893,067	257,517
Michael Fields	36,913,067	237,517
M. Jeffrey Branman	36,913,067	237,517

•	Our stockholders approved the 2006 Stock Incentive Plan. The number of votes cast for this proposition was 20,184,801, the number of votes cast against was 4,838,884 and the number of abstentions and broker non-votes was 12,126,899.

•	Our stockholders approved the appointment of Horwath Orenstein LLP (‘‘Horwath’’) as the Company’s auditors for 2006. The number of votes cast for this proposition was 36,954,295 and the number of votes cast against was 180,258. There were no abstentions or broker non-votes for this matter.

Item 6.    Exhibits.

Exhibits:

Exhibit No.       Description

10.1	Compensation Plan for Directors, as amended

10.2	Employment Agreement, dated as of August 28, 2006 between the Company and Shawn Kreloff

10.3	Private Label Partner Agreement, dated as of September 1, 2006 between the Company and Symbol Technologies, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s current report on form 8-K/A, filed November 1, 2006)

10.4	2006 Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement, filed August 30, 2006)

10.5	Form of Incentive Stock Option Award Agreement

10.6	Form of Nonqualified Stock Option Award Agreement

10.7	Form of Nonqualified Stock Option Award Agreement for Directors

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sona Mobile Holdings Corp. (Registrant)
Date: November 14, 2006	/s/ Shawn Kreloff Chief Executive Officer
Date: November 14, 2006	/s/ Stephen Fellows Chief Financial Officer (Principal Financial Officer)