Form 10KSB
period 2006-12-31
SONA MOBILE HOLDINGS CORP
filed 2007-03-29
CIK 719662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM To .

Commission File Number 000-12817

SONA MOBILE HOLDINGS CORP.
(Name of small business issuer in its charter)

Delaware	95-3087593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, New York, New York 10167
(Address of principal executive office)

(212) 486-8887
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None	None
(Title of Each Class)	(Name of each Exchange on Which Registered)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No

Issuer’s revenues for its most recent fiscal year: $398,134.

As of March 26, 2007, the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $14.1 million. The market value of the Issuer’s voting stock was computed by reference to the average of the closing bid and asked prices of the Issuer’s Common Stock on such date.

As of March 26, 2007, there were 57,797,857 shares of the Issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format.    Yes     No

SONA MOBILE HOLDINGS CORP
YEAR ENDED DECEMBER 31, 2006
FORM 10-KSB

ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are ‘‘forward-looking statements’’ regarding the plans and objectives of management for future operations and market trends and expectations. The words ‘‘expect,’’ ‘‘believe,’’ ‘‘plan,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘anticipate,’’ ‘‘propose,’’ ‘‘seek’’ and similar words and variations thereof, when used, are intended to specifically identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties, including but not limited to those set forth in this Annual Report on Form 10-KSB beginning on page 11. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

The terms the ‘‘Company’’, ‘‘Sona’’, ‘‘we’’, ‘‘our’’, ‘‘us’’, and derivatives thereof, as used herein refer to Sona Mobile Holdings Corp., a Delaware corporation, and its subsidiaries and its predecessor, Sona Mobile, Inc., a Washington corporation (‘‘Sona-Washington’’).

PART I

Item 1.    Description of Business

Introduction

We are a wireless software and service provider that specializes in value-added applications to data-intensive vertical and horizontal market segments including the gaming industry. Through our subsidiaries, we develop, market and sell wireless data application software for mobile devices which enables secure execution of real time transactions on a flexible platform over cellular or Wi-Fi networks, and is compatible with most wireless devices that are Internet enabled. Our target customer base includes casinos, race track and cruise ship operators on the gaming side, and corporations that require secure transmissions of large amounts of data in the enterprise and financial services verticals. Our revenues consist of project, licensing and support fees generated by our flagship Sona Wireless Platform™ (‘‘SWP’’) and related vertical wireless application software products. We operate as one business segment focused on the development, sale and marketing of wireless application software.

We are a Delaware corporation. Our predecessor, Sona Mobile, Inc., commenced operations in November 2003. On April 19, 2005, which we refer to as the ‘‘Merger Date,’’ pursuant to an Agreement and Plan of Merger dated as of March 7, 2005, Sona Mobile, Inc. merged with and into PerfectData Acquisition Corporation, a Delaware corporation (‘‘PerfectData’’) and a wholly-owned merger subsidiary of PerfectData Corporation, a then inactive publicly held Delaware corporation. In connection with the merger with PerfectData, on the Merger Date,

•	all but one of PerfectData’s directors and officers resigned and Sona’s nominees were elected to our Board of Directors; and officers designated by Sona were elected by our Board; and

•	the former shareholders of Sona received shares of our Series A Convertible Preferred Stock, convertible into shares of our common stock representing approximately 76% of our then issued and outstanding common stock on a fully diluted basis.

As a result, the merger has been accounted for as a reverse merger, with Sona Mobile, Inc. deemed to be the accounting acquirer. In connection with the merger, the merger subsidiary changed its name to Sona Mobile, Inc. and, on November 17, 2005, we changed our corporate name from PerfectData to Sona Mobile Holdings Corp.

We market the SWP principally to two large vertical markets:

•	Gaming and entertainment. We propose to deliver casino games wirelessly in designated areas on a casino property to offer real-time, multiplayer games that accommodate an unlimited number of players and to deliver games on a play-for-free or wagering basis (where permitted by law) on mobile telephone handsets over any carrier network. We also propose to deliver content via channel partners and content partners, including live streaming television, digital radio, specific theme downloads for mobile phones, media downloads and gaming applications.

•	Financial services and enterprise software. Our products and services extend enterprise applications to the wireless arena, such as customer relationship management systems, sales force automation systems, information technology (IT) service desk and business continuity protocols, all of which we believe are delivered in compliance with the current regulatory environment. One of our primary focuses is to develop software for the data-intensive investment banking community and client-facing applications for the retail banking industry.

We have sales offices in New York, New York and Toronto, Canada and research and development operations in Boulder, Colorado and Toronto, Canada. Our principal executive office is located at 245 Park Avenue, 39th Floor, New York, New York. Our Web address is www.sonamobile.com.

Mission Statement

Our mission is to allow widely distributed users and subscribers to use the standards based SWP, a secure client-server wireless development environment, to achieve real-time secure wireless transactional solutions to their business requirements and consumer applications, and to ultimately become the de facto industry standard.

We have identified specific market segments in the wireless arena that demand secure real-time, live and accurate information, and which also require transactional capabilities and interaction with this information. These markets include, but are not limited to, wireless gaming and entertainment, financial services, and businesses that require extension of enterprise applications to their mobile work force.

We are committed to providing solutions that would generate new revenue streams and cost saving opportunities to our customers in gaming, financial and enterprise sectors by allowing them to securely extend data access and transaction capabilities to end users and employees.

Our approach is to aggregate best-of-breed technology, data and content into our device-independent SWP and application software, which we believe will enable customers to extend the functionality of their current wireless devices.

Our software products are developed from the ‘‘ground up’’ using the standards based SWP, a secure client-server wireless development environment. The SWP consists of distinct client-side and server-side software development kits (‘‘SDK’s’’). These SDK’s work together to produce compelling, intelligent client application software that deliver optimum wireless performance using our mobile multi-threading technology on host devices without compromising performance or security.

We intend to continue our development and implementation of the SWP in a manner that will enable a multitude of separate and distinct applications to co-exist and function seamlessly on hand held business devices across a service provider’s global network.

To enable this functionality, we intend to extend the Sona Wireless Application Framework across applications and devices with a common core, allowing for security, transport, administration and billing. The kernel of this framework exists in the form of the SWP and new elements and connectors are being prioritized and launched on an ongoing basis.

Growth Strategy

We believe that the two essential components for long-term success in the highly competitive wireless application software market are focus and expertise. Our strategy is to leverage our unique expertise in secure, real-time mobile solutions and be singularly focused on developing advanced wireless applications aimed at increasing the productivity, efficiency and revenue generating potential of our customers. Our growth strategy includes the following key components:

•	To take advantage of the growth and the latest trends in the gaming and entertainment market by leveraging our expertise in wireless applications. Table games, sports books, lotteries, horse racing, and other types of gaming are all portable and are expected to be increasingly offered in wireless format.

•	To develop and market best-of-breed wireless gaming and entertainment applications that provide additional revenue sources and content distribution channels to casino operators and other businesses in the gaming and entertainment sector.

•	To partner with leading content providers in the gaming and entertainment space enabling delivery of comprehensive solutions combining advanced wireless technology with popular content to our customers.

•	To form strong and lasting business relationships, directly and through our strategic partners, with the leading casino operators in the world and work closely with them in aligning our wireless gaming solutions to the needs of their end-users.

•	To leverage our technology across a wide range of end-markets. While our primary focus will remain on gaming and entertainment markets, we will continue pursuing select applications in the enterprise space capitalizing on the increasingly mobile nature of the modern work force and the necessity to expand PC-based corporate applications to a mobile device.

•	To continuously search for best-of-breed technology to be incorporated into our products so that these products will remain adaptable as market requirements change.

•	To increase our international presence based on wide acceptance of wireless gaming and favorable legal environment in several large international markets, including Macau, Europe and Asia.

Gaming and Entertainment

In January 2006, we entered into a strategic alliance distribution and licensing agreement with Shuffle Master, Inc. (‘‘Shuffle Master’’), a leading provider of table gaming content. Shuffle Master beneficially owns 10% of our common stock and its President is a member of our board of directors. The licensing agreement was amended and restated in its entirety, as was a related master services agreement, effective February 28, 2007. Under the terms of the agreements, we have agreed to develop a Shuffle Master-branded wireless gaming platform powered by Sona’s SWP for in-casino use, which would feature handheld versions of Shuffle Master’s proprietary table game content as well as other popular public domain casino games. These products are in development and currently expected to be commercially available in the second quarter of 2007.

In addition, both the Company and Shuffle Master are permitted to distribute, market and sell the GLI-approved Casino On Demand Wireless Gaming System to gaming venues worldwide. Additionally, our Company has been granted a non-exclusive worldwide license to offer Shuffle Master’s proprietary table game content on the platform, and the Company has granted Shuffle Master a non-exclusive worldwide license to certain Sona-developed wireless platform software and enhancements that support the integration and mobilization of casino gaming applications into in-casino wireless gaming delivery systems.

On September 1, 2006, the Company entered into a Private Label Partner Agreement with Motorola, Inc. (‘‘Motorola’’), formerly Symbol Technologies, Inc., pursuant to which the Company can purchase certain wireless solution products to support the Company’s development of a secure wireless handheld gaming system. In connection therewith, Motorola will provide sales and technical education and certification training to the Company.

mCasino™

The mCasino™ wireless gaming delivery system will enable both in-casino wireless gaming, as well as off-property wagering from mobile devices within areas where mobilized gaming is permitted. mCasino™ will include a variety of table game selections including most of Shuffle Master’s proprietary titles as well as a robust race and sports book offering. Built on the award-winning SWP, mCasino™ realistically replicates table game play on secure handheld devices while providing casinos with the ability to dramatically increase the gaming activity taking place. We believe this will provide a versatile, efficient way for casinos to expand their gaming services without increasing their gaming floors.

mWager™ and mWager™ with SportsBook

The mWager™ wireless wagering system for horse racing will allow users to place wagers, conduct pre-race research for current and near-future races, receive real-time race alerts, watch races in real-time or as video clips, and provide instant access to post-race information. Built on the secure Sona Wireless Platform™, mWager™ uses encryption and security at both the application and network levels, protecting both users and the horse racing facility. The server console provides real-time monitoring and cash management for all users, including bettors and race tracks, to better track all aspects of wagering. The mWager™ accounting system provides real-time monitoring and cash management to better audit all aspects of wagering such as: average bet amount; wager types; frequency of wagers; and percent of events wagered. This product is ‘‘device agnostic’’ meaning it will work with almost any current mobile phone or PDA Wi-Fi device. mWager™ with SportsBook allows users to place wagers, conduct research for current contests and near-future sports events, obtain instant alerts to line changes, odds changes, team news, injuries, and athlete information, check account balances and watch streaming video of live events, in addition to the other security and accounting features provided by the mWager™ system.

MobileTV™ and Sona MediaPlayer™ for BlackBerry®

Using our patent-pending mobile media player technology for mobile devices, we have made it possible for users to access and view live multi-media content on BlackBerry® and other handheld devices. We have developed the MediaPlayer™ for BlackBerry®, a software platform designed specifically to deliver and play multimedia content on the latest generation of Research In Motion (‘‘RIM’’) devices. The MediaPlayer™ is designed for near-TV quality playback of synchronized video and audio files. Users can have content pushed out to their device automatically as content becomes available, or can take advantage of a download-and-play method of receiving multimedia files.

Our entertainment software products also give content providers a new platform to sell, market and distribute their broadcast content to customers in a mobile format. We believe that the key differentiator of our video products is the ability to integrate them with our existing data applications, such as our horse racing and financial markets products. We believe that particular types of information will be purchased by retail customers, including headline news clips, sports clips, full length sporting events, entertainment news, and music videos. In addition, we believe that there is significant demand in the financial services sector for wireless access to analyst calls, morning market calls, and other time-sensitive financial markets news. By partnering with content providers, we plan to offer the ability to view streamed video in real-time on most wireless devices (JAVA phones, PDA’s, and SmartPhones).

Financial Services

Financial markets are open 24 hours a day, five days a week, and are prone to volatility. Financial institutions and professionals are demanding market related information 24 hours a day, seven days a week, as well as cost-effective mobile solutions, in order to increase information visibility, service availability, productivity, risk management, and ultimately, profitability. For these enterprises, we have developed application software products that deliver in real-time information that may be required by professionals in the finance sector, including traders, risk managers, investment bankers and stock brokers. Such information takes the form of live market data and news, proprietary data and risk systems, research, internal Web casts, as well as trade execution and regulatory compliance. With the convergence of technologies, devices, connectivity, availability and pricing, there is now an opportunity to deliver financial and business data services in a wireless format, which meets the needs of the end users in both the professional and retail space.

In the wireless data market place, there are many technology companies providing solutions. However, we believe most of these providers lack an accurate understanding of their customers’ requirements, resulting in the following flaws:

•	Technology driven. Many technology companies provide their clients with complex technology products rather than solutions that meet their unique requirements – ease-of-use, timely data and reliability.

•	Single technology delivery. Most technology companies offer only one common technology to deliver such data, whereas varying types of data requires different modes of delivery.

•	Narrow products. Competitors offer narrow products rather than robust and customer-driven products. These narrow products are designed to meet only specific requirements, leaving the customer to cobble together an array of products on varying platforms to replicate the workplace environment.

As an alternative, we offer financial services companies the following products and services:

Sona Mobile Markets™

Sona Mobile Markets™ is a suite of application software programs that we believe meets the needs of trading, corporate finance and research professionals in the financial services industry. This suite provides real-time market data, quotes, graphs, portfolios, watch lists, news and trading transactions for the financial marketplace. Sona Mobile Markets™ is an ‘‘out-of-the-box’’ product enabling mobile access to business-critical information previously only available to financial market professionals on the trading floor. This product serves as an access point for a full array of financial services comprised of carefully selected technologies, including real-time streaming of prices, up-to-the-second news, market analysis, research and more, all combined into one device and benefiting from complete synergy with a user’s workplace systems. While Sona Mobile Markets™ currently targets the financial services market, we believe that it can rapidly be modified to deliver content to different markets.

Sona TransAct™

Sona TransAct™ is an application software program that allows wireless device users to perform look-up functions and process transactions in a secure environment. TransAct’s primary function is to enable traders to execute trades in real-time from their wireless devices. However, we believe that this application program can be modified to enable any type of wireless transaction (wireless payments, interacting with corporate systems, etc.).

Enterprise Software

Our wireless enterprise software products allow mobile workers to access all their critical applications from handheld devices and interact with enterprise data systems from anywhere. Whether involving replication of corporate help desk software, capturing inspection data or transmitting any proprietary programs and information, we believe that our wireless enterprise application software products make working outside the office simple and efficient.

The emergence of a new generation of mobile computers has compelled enterprises to deploy mobile applications software in many areas. Mobile employees can access enterprise data and applications and transact with them while in the field, providing increased efficiency, productivity, employee satisfaction, and responsiveness.

We believe that our software products can be seamlessly integrated with existing infrastructure and create efficiency gains by allowing employees in the field to spend less time on administrative tasks as follows:

•	User interface features such as pre-populated fields, check-boxes and selectable menus reduce time requirements;

•	Data is captured once and transmitted to a central repository immediately via a wireless data connection or through an end-of-day synchronization;

•	Client history or site information may be pre-loaded for reference for faster response; and

•	Custom features are easily incorporated into any application, including scheduling, route planning and employee visibility.

CallMaster™

Sona Mobile has partnered with Alcatel and the power of their My Teamwork™ conferencing and collaboration solution, to create CallMaster™ a unique standards-based mobile application. We believe CallMaster™ provides call initiation, conferencing and collaboration capabilities across any network and from any location while retaining the convenience and ubiquitous access of the mobile device.

Sona Mobile Workflow and Mobile Forms™

This application software allows organizations with mobile workers to capture data anywhere utilizing PDA’s, Rugged PDA’s and SmartPhones instead of entering data into paper based forms or on costly industrial notebook computers on a regular basis with a need to update enterprise databases. Sona Mobile Forms™ allows companies to simplify the process of building mobile electronic forms for hand-held devices effortlessly. This application eliminates the cumbersome effort of transferring traditional paper based forms into electronic formats across Palm, Pocket PC, RIM Blackberry or Tablet PC platforms.

Sona Service Desk™

As an example of the modular flexibility of our technology, we have combined the Mobile Workflow™, Sona TransAct™ and our Mobile Array Technology™ software to launch our mobile customer relations manager and Help Desk™/ Service Desk™ software applications. We believe that these new programs extend the functionality of market leading trouble management and sales force automation software packages like Remedy, Peregrine, salesforce.com and Siebel software to RIM Blackberry, Symbian and Pocket PC devices.

We believe that Sona Service Desk™ provides the mobile foundation for an integrated, ‘‘end-to-end’’ approach to information technology service management. This product wirelessly enables a mobile work force to submit, monitor, and manage help desk cases, change tasks, and asset and inventory records. Sona Service Desk™ also indicates which business services are impacted by a given incident or problem by sending trouble tickets to your wireless device of choice. Sona Service Desk™ allows the user to determine priorities based on business needs and respond within seconds to address those priorities.

We believe that the benefits Sona Service Desk™ can offer include the following:

•	Increases the adoption of Help Desk features for better trouble shooting;

•	Improves productivity and effectiveness of field service representatives;

•	Improves the product data quality for forecasting, ordering, performance evaluation and customer service requests; and

•	Is scalable and adaptable to customer requirements.

Sona Service Desk™ takes the capabilities of the enterprise’s ‘‘help desk’’ software and builds a tailored interface for the wireless handheld device of choice. This product is designed for the real world and seamlessly delivers the applications of an enterprise to wireless devices in a personalized fashion. We believe that this product minimizes downtime and maximizes productivity. With Sona Service Desk™, information technology staff can wirelessly access the same help desk they know and use in their office from wherever they may be located. By using our multi-threading technology, users can run Mobile Help Desk in the background while accessing other key information and applications on their wireless devices, such as short messaging services (‘‘SMS’’), e-mail and voice services.

SalesMaster™

Sona’s SalesMaster™ application software is designed to give sales executives mobile access to their sales force automation application (‘‘SFA’’). Our product is built on the SWP and we believe it will easily integrate into the most widely used SFA/CRM systems – be it hosted / on-demand or deployed, including salesforce.com, Siebel (in prototype) and NetSuite (in prototype).

We recognize the value in mobilizing business processes, rather than simply mobilizing applications. Whereas most of our competitors approach mobilizing SFA from a pure ‘‘mobilize the application’’ perspective, we approach mobilizing SFA from a business process perspective, with the aim of creating a product that addresses all of the needs of the mobile sales executive, some of which are addressed by particular SFA applications. Our SalesMaster™ product is device agnostic, has on-line and off-line capabilities, integrates seamlessly to back-end systems and is easy to install and manage.

Technology

We provide ‘‘end-to-end’’ wireless software products to our customers. Our products rely on standards-based, proprietary Java 2 Enterprise Edition (‘‘J2EE’’)-based SWP, Applications Programming Interfaces (‘‘API’’), Software Developer Kit (‘‘SDK’’) and SonaSlim™ Client Plug-ins to provide ‘‘end-to-end encryption,’’ avoiding the need to decrypt and re-encrypt sensitive data, as is required by competing technologies. We believe that this ‘‘direct connect’’ approach, using ‘‘slim’’ client technology, dramatically increases application security and speed, thus enhancing the customer experience.

The SWP platform is deliverable to partners as a ‘‘plug-and-play’’ system that includes all necessary hardware and software. We believe that the SWP platform is configured to our clients’ needs and integrates seamlessly with legacy systems and all content and presentation requirements, notably:

•	Wireless connection with existing terrestrial networks with no fundamental changes to back-end systems;

•	API Integration to any back-end trading, billing or other legacy systems;

•	API Integration to most third party systems or applications (profiling, IM, chat, CRM, etc.);

•	Integration of any defined content;

•	Creation or modification of required features;

•	Full customization on the terminal side: special features, graphical user interface (GUI), look and feel, etc. We are actively marketing four core wireless building-block products that are built on the SWP. Each of these building blocks is targeted to specific markets; however, each can be modified easily to address similar needs in different markets; and

•	Compatibility with most wireless devices that are Internet enabled.

Incumbent in all of our products is the notion that technological development follows many threads. With the experience of working for and with various mobile networks around the world, we believe that we have an appreciation and understanding of what network operators require. As a result, our software products are designed to be ‘network friendly’, only transposing necessary data, i.e. changes, updates etc., which we believe results in a lower cost of ownership and a better utilization of network resources and bandwidth.

Our expertise has earned us the 2004 Frost & Sullivan Award for Technology Innovation of the Year for the SWP, version 2.5 and the Sona Mobile Markets™ product set as well as accreditation by RIM, Microsoft, Palm Source, National Software Testing Laboratory (‘‘NSTL’’), BMC Software, Vodafone, O2, and Cingular.

Sales and Marketing

We market our products to some of the leading casino, race track and cruise ship operators, as well as mid and large size enterprises in data intensive verticals, including the financial services and insurance industries. We use a comprehensive distribution channel strategy in order to penetrate our target markets as rapidly as possible and to reach a significantly high number of users, while seeking to keep resource consumption low. Our channel partners represent an essential component of our sales and marketing strategy. We pursue sales alliances and reseller arrangements within the following categories of businesses:

•	Providers of gaming hardware and content;

•	Cellular telephone operators, who could take SonaMobile Markets™, Sona Mobile TV™ and the SWP to their client bases, satisfying both the needs of their enterprise clients in this vertical space and their own need to increase revenues and usage of data services;

•	IT systems integration and hosting companies – firms that can add our products to their integration services in their geographic regions;

•	Wireless device marketing and distribution companies;

•	Hardware and operating systems software vendors;

•	Vertical specific channel companies having significant client bases and brands in the financial services vertical space; and

•	Technology providers.

We cannot assure you that our marketing and sales efforts will result in definitive business arrangements with any of these companies or if we do enter into any such arrangements, that such arrangements will be advantageous or profitable for us.

During 2006 and 2005, three customers collectively comprised approximately 60% and 70%, respectively in each year, of our revenue. Since revenues are derived in large part from single projects, we bear some credit risk due to a high concentration of revenues from individual customers. In 2006, 60% of total revenues were generated from customers individually representing over 10% of total revenue. In 2005, 91% of total revenues were generated from customers individually representing over 10% of total revenue.

Product Development Strategy

We seek to operate according to the stringent requirements for providing secure execution of real time transactions over wireless delivery systems. We have developed implementation processes and procedures that we believe surpass requirements of the typical business environment in our target vertical markets. Our strategy seeks to deliver our software products worldwide in a flexible architecture. This flexible approach allows clients to select the approach best suited to them. We have combined a straightforward installation process with a hosting capability we believe to be world class. Our solutions are supported by industry leading systems integrators and support teams.

Our products undergo rigorous stress-testing and quality assurance cycles internally before deployment. We also seek to have our business and technology partners measure the SWP by their own standards. To validate this philosophy, the SWP has been submitted to several quality assurance procedures. In 2004, Vodafone contracted NSTL (Philadelphia, PA, USA) to analyze and accredit the SWP’s performance on the Vodafone wireless data network as well as RIM devices. Having successfully completed this process, we were the first third party software vendor accredited on the Vodafone network and on RIM devices.

The distribution of gaming products and the conduct of gaming operations are subject to extensive regulation by various domestic and foreign gaming authorities. Our gaming devices and related software are subject to independent testing prior to approval for each jurisdiction in which we plan to do business    On March 1, 2007 we received GLI certification of the Casino on Demand™ Wireless Gaming System for use with Shuffle Master’s Three Card Poker® game under the GLI-26 ‘‘Wireless Gaming Systems Standards.’’ We believe that we are the first company in the world to receive GLI certification for a wireless gaming system based on random number generation technology, a key component in many casino products including automatic card shufflers, slot machines and multi-player table games. The certification covers use of our system with Shuffle Master’s Three Card Poker® game and will allow us and our strategic alliance partner Shuffle Master to deploy and operate wireless gaming systems in a variety of domestic and international jurisdictions. Additional regulatory approval in some jurisdictions may be required. The Company and Shuffle Master plan for additional games to be GLI certified for use with the system, including Shuffle Master’s proprietary Ultimate Texas Hold’em™, Dragon Bonus® Baccarat, Let It Ride Bonus® and other Shuffle Master titles, as well as public domain and non-proprietary games.

In early 2005, PalmSource, Inc., the developer of the Palm OS mobile device operating system, requested that Sona Mobile Markets™ be tested and accredited for performance on wirelessly enabled Palm devices. This application program was tested and approved for distribution to Treo users. Upon successful completion of an in-house accreditation procedure, our products were approved for usage on the Cingular Wireless data network. Most recently, Sona Mobile Help Desk™, a trouble ticketing application for BlackBerry devices based on the Remedy application, has been submitted for accreditation by BMC Software’s third party testing contractor, Product Quality Partners, Inc. (Pleasanton, CA, USA). Sona’s BlackBerry module passed the Quality Assurance test and has been officially endorsed by BMC Software.

We are committed to deploying software products that surpass not only industry standards for performance and resilience, but also meet the expectations of our partners through independent testing and verification. We believe that this distinguishes us from competing wireless software providers.

With production proven installation processes, installing our SWP can be done by the client. The installation processes are documented in our Installation Guides with easy to follow steps and testing procedures.

Competition

We compete in the highly competitive business of wireless enterprise application software, mobile and wireless telecommunications, systems integration and professional services. The competition is from a broad range of both large and small domestic and international corporations. Most of our competitors have far greater financial, technical and marketing resources than we do.

In the mobile gaming and entertainment industry, our competition includes but is not limited to, Cantor Gaming, Diamond I, FortuNet, International Game Technology, Gametech International, and Phantom Fiber Corporation. In the enterprise and financial services sector, our competitors include @Hand Corp, Dexterra, Defywire, Sybase, Infowave Systems and Novarra.

We believe that our principal competitive advantages are our partners, our focus and our expertise. We are focused on wireless applications based on our broad understanding of wireless technology and how best to leverage such technology to create new revenue streams for our customers and increase their productivity and efficiency. The competitive factors important to us are our technology, development and engineering expertise, subject matter expertise, customer support, distribution channel and customer relationships. Industry competitive factors include, but are not, limited to, technology, engineering capability, customer support, breadth and depth of strategic relationships, financial condition, and marketing initiatives. We seek to leverage the quality of our development team, the depth and breadth of our customer relationships, and our ability to respond quickly to change and respond in order to be competitive and successful.

Research and Development

We maintain our research and development operations in Toronto, Canada and Boulder, Colorado. At December 31, 2006, we employed 20 persons in research and development and engineering. We find it advantageous to have the majority of our research and development activities in Toronto due to the abundance of available, affordable and talented software engineers. Total costs incurred in research and development amounted to $2,002,121 for fiscal 2006 and $894,287 for the year ended December 31, 2005.

Regulatory & Legal Environment

The distribution of gaming products and the conduct of gaming operations are subject to extensive regulation by various domestic and foreign gaming authorities. The manufacture and distribution of gaming equipment and related software is subject to regulation in these jurisdictions by various regulators at all levels including federal, state, provincial, tribal, international and local. While the regulatory requirements vary from jurisdiction to jurisdiction, the majority of these jurisdictions require:

•	licenses and/or permits

•	findings of suitability

•	documentation of qualification including evidence of financial stability

•	other required approvals for companies who manufacture and distribute gaming equipment

•	individual suitability of officers, directors, major stockholders and key employees

Our gaming devices and related software are subjected to independent testing, so that we may obtain or apply for all government licenses, permits, registrations, findings of suitability and approvals necessary to comply with all regulatory agency requirements. Many of the regulations at each level are similar or overlapping, however, we are required to satisfy all conditions individually for each jurisdiction. Laws of the various gaming regulatory agencies serve to protect the public and ensure that gaming related activity is conducted honestly, competitively, and free of corruption. The costs of such licensing, related investigations and costs of continued compliance with the regulations are generally born by the Company and may significantly increase the Company’s cost to do business.

Intellectual Property

Our success and ability to compete effectively are dependent in part upon our proprietary technology. We rely on a combination of copyright, provisional patent applications, trademark and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights.

Employees are required to execute confidentiality and non-use agreements that transfer any rights they may have in copyrightable works or patentable technologies to us. In addition, prior to entering into discussions with potential business partners or customers regarding our business and technologies, we generally require that such parties enter into nondisclosure agreements with us. If these discussions result in a license or other business relationship, we also generally require that the agreement setting forth the parties’ respective rights and obligations include provisions for the protection of our intellectual property rights. For example, the standard language in our agreements provides that we retain ownership of all patents and copyrights in our technologies and requires our customers to display our copyright and trademark notices, where feasible and appropriate.

‘‘Sona’’ is a registered trademark of ours. We have filed a patent application on the Sona MediaPlayer™ for Blackberry®, however, we may not be successful obtaining the patent for which we have applied. In addition, pending provisional patents may not provide us with any competitive advantages and may be challenged by third parties. They may also not result in issued patents. Our practice is to affix copyright notices on our software and product literature in order to assert copyright protection for these works.

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

Companies in the software and wireless application services and wireless industries have frequently resorted to litigation regarding intellectual property rights. We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of others’ proprietary rights. From time to time, we have received, and may receive in the future, notice of claims of infringement of others’ proprietary rights. Any such claims could be time-consuming, result in costly litigation, divert management’s attention, cause product or service release delays, require us to redesign our products or services or require us to enter into royalty or licensing agreements. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could suffer.

Employees

At February 28, 2007, we had 30 full-time employees. Approximately 5 of our employees are engaged in sales and marketing, 5 are engaged in executive management, finance and administration,

and 20 in engineering and development. No employees are covered by a collective bargaining agreement. We believe that we have a good relationship with all of our employees.

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

We have a history of continuing losses and negative cash flow from operations. From our inception in November 2003 through December 31, 2006, we had cumulative net losses of approximately $16 million and we had negative cash flow from operations in the year ended December 31, 2006 of approximately $7.7 million. We expect that our expenses will increase substantially as we continue to develop our products and services. In addition, as a public company our general and administrative expenses have increased significantly. As a result, we expect to continue to incur losses for the foreseeable future.

Because of our history of continuing losses, our auditors, in their report on our audited financial statements included elsewhere in this report, have stated that these losses raise substantial doubt about our ability to continue as a going concern. The going concern qualification from our auditors could have a negative impact on our future sales to customers, inhibit our ability to obtain financing terms from vendors and may adversely impact our ability to raise additional financing. Accordingly, we cannot assure you that we will ever be profitable. Whether we ever become profitable will depend on many factors, but principally on our ability to raise additional capital and to successfully market our products and services. See Item 6, Management’s Discussion and Analysis and Plan of Operations-Liquidity and Capital Resources.

We will need additional financing to continue our operations past September 2007, which financing may not be available on acceptable terms or at all and, if available, may result in significant additional dilution to our current stockholders.

    At December 31, 2006, we had total cash and cash equivalents of $5.7 million held in current and short-term deposit accounts. We believe that based on our current level of spending, this cash will only be sufficient to fund our operations until September 2007. Based on our current business plans, it is likely that we will be obligated to seek additional financing before that time. Such financing may not be available to us on favorable terms, or at all. If adequate funds are not available when required or on acceptable terms, we may be unable to continue our operations as planned, or at all. In addition, financing transactions, if successful, are likely to result in significant additional dilution to the voting and economic rights of our existing stockholders. Financings may also result in the issuance of securities with rights, preferences and other characteristics superior to those of our common stock and, in the case of debt or preferred stock financings, may subject the company to covenants that restrict its ability to freely operate its business.

Our competitive position may depend upon our strategic alliance agreements with Shuffle Master.

Pursuant to our strategic alliance agreements with Shuffle Master, we have agreed to develop a wireless gaming solution for marketing and distribution by Shuffle Master in exchange for a percentage of revenues received from sales. If we are unable to develop the contemplated products, or if we experience delays in development, we may not recoup our investment.  Moreover, Shuffle Master is not obligated to market and distribute our products under the agreements and we may not receive any revenues under the agreements. These agreements are non-exclusive and, if Shuffle Master decides to license its proprietary content to third parties, our products may face additional competition. In addition, if we breach the agreements with Shuffle Master or those agreements are terminated, our competitive position may suffer and our business could be adversely affected. Without revenues from the agreements with Shuffle Master, we will have to either license alternative proprietary content or develop non-proprietary content for inclusion in our products in order to generate revenues. If such content is not available on favorable terms, or at all, our revenues and business could be adversely affected. In addition, we may need to hire additional sales people to market our products in the absence of the Shuffle Master alliance.

We are an early stage software development company and our business focus is primarily on product development of unproven products.

Our business is primarily focused on research and development of wireless applications which have not yet proven themselves or been widely accepted in the industries in which we are targeting our products. These products have not generated sufficient levels of revenue to date to sustain our current level of expenditures. There can be no assurance that our wireless applications will be developed into marketable products from which we will generate significant revenue. Our future revenues and success will depend upon our successful development efforts and the sales and marketing of our wireless gaming solution and other products, which are largely unproven at this time. Our ability to successfully introduce our products into the market may be affected by a number of factors, such as our relationship with Shuffle Master, consumer acceptance, unforeseen costs and expenses, regulatory approvals, technological changes, economic downturns, competitive factors or other events beyond our control.

Our future success depends on broad market acceptance of wireless technology for data applications, which may not happen.

The market for wireless data application products and services has begun to develop only recently and is characterized by rapid technological change, evolving industry standards and strong customer demand for new products, applications and services. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of wireless data application products and services are highly uncertain. We cannot assure you that the use of wireless data application products and services will become widespread. The commercial acceptance of wireless data application products and services may be affected by a number of factors including:

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

As a supplier of technology products and services for enterprises, our business depends on the level of capital spending for technology products and services by enterprises in our markets. We believe that an enterprise’s investment in computer network and communications systems and related products and services depends largely on general economic conditions that can vary significantly as a result of changing conditions in the economy as a whole. The market for technology and communications products and services may continue to grow at a modest rate, or may not grow at all. If the level of spending by our customers on technology and communications systems and related products and services decreases, our revenue and operating results may be adversely affected.

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

The markets for our products and services are extremely competitive and may change rapidly. Substantial growth in demand for wireless technology products and services has been predicted and we expect competition to increase as existing competitors enhance and expand their products and services and as new participants enter the wireless data application market. There are relatively few barriers to entry for companies with computer and network experience. A rapid increase in competition could negatively affect the amount of business that we get and the prices that we can charge.

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

If we do not become licensed in various gaming jurisdictions, including Nevada, it could limit our ability to generate revenues.

Pursuant to our distribution and licensing agreement with Shuffle Master, we are in the process of obtaining the necessary gaming regulatory licenses and approvals in various jurisdictions deemed necessary for the development, marketing and distribution of the Wireless Gaming Solution. All revenues generated in jurisdictions will be shared with Shuffle Master pursuant to the terms of the distribution and licensing agreement. In the event we are unable to obtain the appropriate license in a particular jurisdiction, Shuffle Master will set aside our portion of the revenues earned for the first 180 days while Sona is acquiring the appropriate licenses to enable it to share revenues in that jurisdiction. In the event we fail to obtain the license within 24 months, the revenues will revert back to Shuffle Master and we will forfeit those revenues. The loss of these revenues could have an adverse effect on our results of operations.

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

We depend on the continued efforts of our senior management team, including Shawn Kreloff, Stephen Fellows and Lance Yu. If for any reason our senior executives do not continue to be active in our business, our business, financial condition or results of operations could be adversely affected. Also, we do not carry, nor do we anticipate obtaining, ‘‘key man’’ insurance on these executives. It would be difficult for us to replace any of these individuals. We cannot assure you that we will be able to continue to retain our senior executives or other personnel necessary for the development of our business.

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

Although we attempt to protect our intellectual property through patents, trademarks, trade secrets, copyrights, confidentiality and non-disclosure agreements and other measures, intellectual property is difficult to protect and these measures may not provide adequate protection. Patent filings by third parties, whether made before or after the date of our patent filings, could render our intellectual property less valuable. Competitors may misappropriate our intellectual property, disputes as to ownership of intellectual property may arise and our intellectual property may otherwise become known or independently developed by competitors. The failure to protect our intellectual property could seriously harm our business because we believe that developing new products and technologies that are unique to us is important to our success. If we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenue.

We may be found to infringe third-party intellectual property rights.

Third parties may in the future assert claims or initiate litigation related to their patent, copyright, trademark and other intellectual property rights in technology that is important to us. The asserted claims and/or litigation could include claims against us or our suppliers alleging infringement of intellectual property rights with respect to our products or components of those products. Regardless of the merit of the claims, they could be time consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. We cannot assure you that licenses will be available on acceptable terms, if at all. Furthermore, because of the potential for significant damage awards, which are not necessarily predictable, it is not unusual to find unmeritorious claims resulting in large settlements. If any infringement or other intellectual property claim made against us by any third party is successful, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results and financial condition could be materially adversely affected.

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

General Company Related Risks

We do not intend to pay dividends and, consequently, the only opportunity for investors to achieve a return on their investment is if a trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit.

We will need all of our cash resources to fund our operations, including the development of future products and services. Accordingly, we do not expect to pay cash dividends on our common stock in the foreseeable future. We cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business. At the present time there is a limited trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party would offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

Our compliance with the Sarbanes-Oxley Act and the U.S. Securities and Exchange Commission rules concerning internal controls may be time consuming, difficult and costly for us.

Our senior management has limited experience with publicly-traded companies and may not be fully familiar with the requirements of the Sarbanes-Oxley Act and other laws, rules and regulations that apply to companies required to file reports with the U.S. Securities and Exchange Commission (the ‘‘Commission’’ or ‘‘SEC’’). It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

The public market for our common stock is limited, and stockholders may not be able to resell their shares at or above the purchase price paid by such stockholder, or at all.

There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. The market price of our common stock may fluctuate significantly in response to factors, some of which are beyond our control, such as: the announcement of new products or product enhancements by us or our competitors; developments concerning intellectual property rights and regulatory approvals; quarterly variations in our competitors’ results of operations; changes in earnings estimates or recommendations by securities analysts; developments in our industry; and general market conditions and other factors, including factors unrelated to our own operating performance. The stock market in general has recently experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock. Prospective investors should also be aware that price volatility might be worse if the trading volume of our common stock is low.

We may not be able to attract the attention of major brokerage firms, which could have a material adverse impact on the market value of our common stock.

Security analysts of major brokerage firms may not provide coverage of our common stock since there is no incentive to brokerage firms to recommend the purchase of our common stock. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It will also likely make it more difficult to attract new investors at times when we require additional capital.

We may be unable to list our common stock on Nasdaq or on any securities exchange.

Although we may apply to list our common stock on Nasdaq or the American Stock Exchange in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on Nasdaq, the American Stock Exchange or another trading venue, our common stock will continue to trade on the OTC Bulletin Board or another over-the-counter quotation system, or on the ‘‘pink sheets,’’ where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the Commission impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors. Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

Our common stock may be considered a ‘‘penny stock’’ and may be difficult to sell.

The Commission has adopted regulations which generally define a ‘‘penny stock’’ to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock, if an active trading market develops, may be less than $5.00 per share and, therefore, it may be designated as a ‘‘penny stock’’ according to the Commission’s rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suited to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

A significant number of shares of our common stock have been registered for resale or will be released from lock-ups in 2007, and such sales could depress the market price of our stock.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. As of March 26, 2007, we had 57,797,857 shares of common stock issued and outstanding. Virtually all of these shares are either registered for resale under the Securities Act or saleable under Rule 144(k) under the Securities Act. Our management and directors signed share lockup agreements as part of the private placement financing in July 2006. The lockup periods begin to expire in May 2007 through November 2007, at which time the underlying shares are eligible or partially eligible for sale. All selling restrictions under such agreements expire by July 2008.

We are controlled by a limited number of stockholders, which will limit your ability to influence the outcome of key decisions.

Our executive officers and directors beneficially own, in the aggregate, shares of our capital stock representing approximately 8.5%, and Shuffle Master and John Bush each beneficially own approximately 10%, of the voting power of the issued and outstanding shares of our capital stock that are entitled to vote. As a result, these stockholders will have the ability to exercise substantial control over our affairs and corporate actions requiring stockholder approval, including electing and removing directors, selling all or substantially all of our assets, merging with another entity or amending our articles of incorporation. This de facto control could be disadvantageous to our other stockholders with interests that differ from those of the control group. For example, the control group could delay, deter or prevent a change in control even if a transaction of that sort would benefit the other stockholders. In addition, concentration of ownership could adversely affect the price that investors might be willing to pay in the future for our securities.

As a result of our inclusion of certain securities in a registration statement filed by the Company, the U.S. Securities and Exchange Commission has questioned the availability of an exemption from the registration requirements of the Securities Act in connection with the sale of those securities. If the exemption is not available, it could have adverse economic and financial consequences to us.

In January 2006, while a registration statement filed by the Company was pending review by the U.S. Securities and Exchange Commission, we entered into a strategic alliance licensing and distribution agreement with Shuffle Master, Inc. under which we agreed to develop certain wireless gaming technology for Shuffle Master. In connection with that agreement, we sold 2,307,693 shares of our common stock and warrants to purchase up to an additional 1,200,000 shares of our common stock to Shuffle Master for $3.0 million. The proceeds from the sale of those securities were intended to provide us with the working capital we would need to fulfill our obligations under the agreement. We agreed to register the purchased shares and the shares underlying the warrants, and had included them in a registration statement filed with the Commission.

We were then informed by the staff of the Commission that, because we included those securities in a pending registration statement, they questioned the availability of the exemption from registration that we were claiming. The sale of these securities to Shuffle Master was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the ‘‘Securities Act’’) as provided in Section 4(2) of the Securities Act. The exemption provided in Section 4(2) is available for transactions by an issuer not involving any public offering. At the time of the transaction with Shuffle Master, we had filed a Form SB-2 and were therefore deemed to be engaged in a public offering at the time of the sale of the securities to Shuffle Master. The availability of the exemption requires that the transaction have a conclusion. Including the Shuffle Master securities in the pending registration statement raised the question as to whether the transaction with Shuffle Master had, in fact, concluded. The Commission suggested that we remove the Shuffle Master securities from the then pending resale registration statement. We complied with that suggestion. However, if a court of competent jurisdiction were to ultimately determine that an exemption was not available, we may have to offer Shuffle Master rescission rights. If Shuffle Master asserted that right and prevailed, we would be required to ‘‘buy back’’ the securities from Shuffle Master for $3 million, in which event we may not have the resources to return the consideration and we might have to seek bankruptcy protection. If Shuffle Master no longer desired to be an investor in our company and they could not dispose of these securities in a transaction or transactions in which they would receive in excess of $3 million they might elect to pursue rescission. In addition, we, and possibly some of our officers, may also be subject to penalties. We believe that the Shuffle Master transaction was exempt from the registration requirements of the Securities Act and we would vigorously contest any claim to the contrary. See ‘‘Management’s Discussion and Analysis or Plan of Operation.’’ We have registered the total number of shares sold to Shuffle Master, and shares underlying the warrants included in a registration statement.

Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could delay, defer or prevent a change in control of our company or our management.

These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. For example:

•	Without prior stockholder approval, the board of directors has the authority to issue one or more classes of preferred stock with rights senior to those of common stock and to determine the rights, privileges and inference of that preferred stock.

•	There is no cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect director candidates.

Additional Information

We electronically file annual, quarterly and current reports and amendments to such reports, proxy statements and other information with the Commission. You may read and copy any report or other document that we file at the Commission’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information as to the operation of the Public Reference Room. The Commission also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that electronically file documents with the Commission.

Item 2.    Description of Property

We lease a total of approximately 6,000 square feet of office space for sales, support, research and development, accounting and administrative functions. Of this total, we lease

•	approximately 2,800 square feet in Toronto, Canada for sales, research and development, administrative and accounting functions under a lease expiring in April 2007, at an annual rental of approximately $84,000, The Toronto office is moving to a new location in Toronto at the end of March 2007 under a lease expiring February 2012. The new location has approximately 3,100 square feet of office space at an annual rental of approximately $96,000, subject to escalation for our pro rata share of realty taxes and operating expenses of the building. Under the new lease agreement there is a gross free rent period for the first 6 months of the lease, with the first payment due in September 2007;

•	approximately 2,600 square feet of office space in Boulder, Colorado for research and development under a lease expiring in October 2010, at annual rental of approximately $61,000, subject to escalation for our pro rata share of real estate taxes and operating expenses of the building; and

•	approximately 500 square feet in New York, New York, for our corporate headquarters and sales and support functions which we are currently leasing on a short-term basis under a renewable lease which runs to May 2007, at a monthly rent of approximately $12,000. The Company intends to renew its lease on substantially the same terms on a short-term basis when the current lease agreement expires. The Company was released from its prior lease obligation in New York, New York at the end of September 2006, which was to expire December 2007.

In addition, we lease approximately 1,000 square feet in Las Vegas, Nevada, for our corporate apartment which is leased on an annual basis which runs to October 31, 2007, at a monthly rent of approximately $2,300. Our frequent trips to Las Vegas make this lease a cost effective way to house our employees during business trips for meetings with our partner Shuffle Master and in connection with GLI certification of our wireless gaming solution.

Item 3.    Legal Proceedings

None.

Item 4.    Submission of Matters to a vote of Security Holders

None.

Part II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

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

		Bid Prices
Year	Fiscal Quarter Ended Year	High	Low
2005	March 31, 2005	$1.65	$0.66
	June 30, 2005	$1.90	$1.18
	September 30, 2005	$1.97	$1.15
	December 31, 2005	$2.45	$1.55
2006	March 31, 2006	$2.99	$2.60
	June 30, 2006	$2.00	$0.68
	September 30, 2006	$0.80	$0.45
	December 31, 2006	$0.70	$0.24

The approximate number of stockholders of record at February 28, 2007 was 213. The number of stockholders of record does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We have not declared any cash dividends on our common stock and do not expect to do so in the near future.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2006. All outstanding awards relate to our common stock. For additional information about our equity compensation plans, see notes 12 to our financial statements in Item 7.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,869,277	$0.81	3,322,500
Equity compensation plans not approved by security holders	—	—	—
Total	5,869,277	$0.81	3,322,500

On July 19, 2005, our Board adopted a new compensation plan for directors, which was amended on August 3, 2006 and again on September 29, 2006. Under the new plan, each non-employee director, immediately upon his or her election or appointment to the Board, receives 40,000 shares of common stock, of which 20,000 shares will vest immediately and 20,000 will vest on the first anniversary of his or her election to the Board. If the director leaves the Board for any reason, voluntarily or involuntarily, before the first anniversary of his or her election to the Board, he or she will forfeit any unvested shares. In addition, any Chairman of the Audit Committee who is also designated as an Audit Committee ‘‘financial expert’’ will receive an additional 60,000 restricted shares upon his or her appointment as such, 30,000 of which will vest immediately and 30,000 of which will vest on the first anniversary of his or her appointment. Further, each non-employee director receives an option to purchase such number of shares of common stock having a value equal to approximately $40,000, with the number of shares determined based upon the trading price of the Company’s common stock on the date of grant, which option will vest in equal quarterly installments.

Item 6.	Management’s Discussion and Analysis and Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. See ‘‘Forward Looking Statements’’ on page 3 of this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

Our consolidated financial statements included elsewhere in this report have been prepared assuming that we will continue as a going concern. Since our inception in November 2003, we have generated minimal revenue, have incurred net losses and have not generated positive cash flow from operations. We have relied primarily on the sale of shares of equity to fund our operations. In addition, our cash reserves are only sufficient to fund our current level of operating expenses to September 2007. In view of our continuing losses, our auditors in their report on our December 31, 2006 consolidated financial statements (included in our 2006 Annual Report on Form 10-KSB) have stated that these continuing losses raise substantial doubt about our ability to continue as a going concern.

Business Overview

We are a wireless software and service provider specializing in value-added services to data-intensive vertical and horizontal market segments. We develop and market wireless data applications for mobile devices in the rapidly growing wireless data marketplace. We operate as one business segment focused on the development, sale and marketing of wireless application software.

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

Approximately 60% of our revenue for the fiscal year ended December 31, 2006 resulted from upfront development fees for project work and approximately 40% from continuing license subscriptions. During the comparative fiscal year ended 2005, 72% of revenue resulted from project work and 28% from continuing subscriptions. Much of our project work is attributable to new engagements for which we received upfront development fees. We believe that in future quarters, the ratio will move toward continuing license subscription revenue, as we start to transition from focusing on custom projects in the financial services and enterprise segment and move towards longer term licensing contracts in the gaming industry in conjunction with our alliance with Shuffle Master, Inc. (‘‘Shuffle Master’’). As the relationship with Shuffle Master progresses and new leads are generated, we anticipate that significant business opportunities will emerge. However, we cannot assure you that any such business opportunities will emerge, or if they do, that any such opportunity will result in a definitive arrangement with any enterprises in the gaming industry, or that any such definitive arrangement will be profitable.

Significant Transactions

In January 2006, we entered into a strategic alliance distribution and licensing agreement with Shuffle Master, a leading provider of table gaming content, to license, develop, distribute and market ‘‘in casino’’ wireless handheld gaming content and delivery systems to gaming venues throughout the world. Under the terms of the agreement, we agreed to develop a Shuffle Master-branded wireless gaming platform powered by our SWP for in-casino use, which would feature handheld versions of Shuffle Master’s proprietary table game content, as well as other proprietary gaming content and public domain casino games. In conjunction with this strategic alliance, Shuffle Master invested $3 million in Sona, in exchange for common stock and warrants to purchase common stock in our Company. This agreement was amended and restated in February 2007. See ‘‘Subsequent Events’’. Shuffle Master beneficially owns 10% of our common stock and its President is a member of our board of directors.

On April 28, 2006, we purchased certain intellectual property assets from Digital Wasabi LLC, a Colorado limited liability company. The purchase price was 800,000 shares of our common stock. The assets consist of intellectual property in the form of software under development related to communications and gaming. The principals and employees of Digital Wasabi became our employees and are based in our Boulder, Colorado office. While we believe this purchased technology will have significant future value, the software does not meet the criteria for capitalization as prescribed by SFAS 86 and as such was written off in the quarter of acquisition.

On July 7, 2006, we closed a private placement to accredited investors whereby we sold 16,943,323 shares of common stock and warrants to purchase 8,471,657 shares of common stock for gross proceeds of approximately $10.1 million before payment of commissions and expenses. The warrants had an exercise price of $0.83 per share, subject to downward adjustment if the Company does not meet specified annual revenue targets, and are exercisable at any time during the period commencing July 7, 2006 and ending July 7, 2011. The funds from the financing will primarily be used for general working capital purposes. During the fourth quarter of fiscal 2006, as a result of the Company not meeting the specified revenue targets, the exercise price of the warrants was adjusted downwards to an exercise price of $0.70 per share. We used $300,000 of the funds raised to repurchase 650,000 shares of common stock from our former chief executive officer, John Bush. We agreed to file and have filed a registration statement with the U.S. Securities and Exchange Commission (the ‘‘SEC’’) to register the resale of the shares of common stock issued in the private placement, as well as the shares of common stock issuable upon exercise of the aforementioned warrants. Such registration statement was declared effective by the SEC on November 3, 2006.

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

Subsequent Events

As described above under ‘‘Significant Transactions’’, in January 2006, we entered into a strategic alliance distribution and licensing agreement with Shuffle Master. The licensing agreement was amended and restated in its entirety, as was a master services agreement, effective February 28, 2007. Under the terms of the amended agreements both the Company and Shuffle Master are permitted to distribute, market and sell the Casino On Demand Wireless Gaming System to gaming venues worldwide. Additionally, our Company has been granted a non-exclusive worldwide license to offer Shuffle Master’s proprietary table game content on the platform, and the Company has granted Shuffle Master a non-exclusive worldwide license to certain Sona-developed wireless platform software and enhancements that support the integration and mobilization of casino gaming applications into in-casino wireless gaming delivery systems.

Critical Accounting Policies

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’). These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of its financial statements. Management is also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. Management periodically evaluates these estimates and assumptions including those relating to revenue recognition, impairment of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, restructuring, income taxes, stock-based compensation and contingencies and litigation. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable based on specific circumstances. Management reviews the development, selection, and disclosure of these estimates with the Audit Committee of our Board. These estimates and assumptions form the basis for judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Further, changes in accounting and legal standards could adversely affect our future operating results. Our critical accounting policies include: revenue recognition, impairment of goodwill and other intangible assets, allowance for doubtful accounts, capitalized software, income taxes, stock-based compensation, and contingencies and liabilities, each of which are discussed below.

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

Percentage of Completion Accounting.    Fees from licenses sold together with consulting services are generally recognized upon shipment of the licenses, provided (i) the criteria described in subparagraphs (a) through (d) in the second paragraph under ‘‘Revenue Recognition’’ above are met; (ii) payment of the license fee is not dependent upon performance of the consulting services; and (iii) the consulting services are not essential to the functionality of the licensed software. If the services are essential to the functionality of the software, or performance of services is a condition to payment of license fees, both the software license and consulting fees are recognized under the ‘‘percentage of completion’’ method of contract accounting. Under this method, we are required to estimate the number of total hours needed to complete a project, and revenues and profits are recognized based on the percentage of total contract hours as they are completed. Due to the complexity involved in the estimating process, revenues and profits recognized under the percentage of completion method of accounting are subject to revision as contract phases are actually completed. Historically, these revisions have not been material.

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

Service Revenues.    Technical support revenues are recognized ratably over the term of the related support agreement, which in most cases is one year. Revenues from consulting services subjected to time and materials contracts, and for education, are recognized as services are performed. Revenues from other contract services are generally recognized based on the proportional performance of the project, with performance measured based on hours of work performed.

Impairment of Goodwill and Other Intangible Assets

Goodwill and intangible assets have generally resulted from our business combinations accounted for as purchases. We are required to test amounts recorded as goodwill or recorded as intangible assets with indeterminate lives, at least annually for impairment. The review of goodwill and indeterminate lived intangibles for potential impairment is highly subjective and requires us to make numerous estimates to determine both the fair values and the carrying values of our reporting units to which goodwill is assigned. If the estimated fair value of an asset is determined to be less than its carrying value, we are required to perform an analysis similar to a purchase price allocation for an acquired business in order to determine the amount of goodwill impairment, if any. This analysis requires a valuation of certain other intangible assets including in-process research and development, and developed technology. Changes in our internal business structure, changes in our future revenue and expense forecasts, and certain other factors that directly impact valuation could result in a future impairment charge. For these purposes, recoverability of these assets is measured by comparing their carrying values to the future undiscounted cash flows the assets are expected to generate. This methodology requires us to estimate future cash flows associated with certain assets or groups of assets. Changes in these estimates could result in impairment losses associated with other intangible assets. As of December 31, 2006, all intangible assets have been written off.

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

Capitalized Software

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes ‘‘technologically feasible.’’ Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. As of December 31, 2006, we did not have any software development projects where the product being developed meets the criteria for capitalization.

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

Stock-Based Compensation

As of January 1, 2006, we adopted the provisions of, and accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (‘‘FASB’’) Statement of Financial Accounting Standards No. 123 – revised 2004 (‘‘SFAS 123R’’), ‘‘Share-Based Payment’’ which replaced Statement of Financial Accounting Standards No. 123 (‘‘SFAS 123’’), ‘‘Accounting for Stock-Based Compensation’’ and supersedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures, as adjusted for estimated forfeitures.

Under the modified-prospective method allowed by SFAS 123R, the Company is to disclose on a pro forma basis the impact of the adoption of SFAS 123R on the prior period. The fourth quarter of 2005 was the only prior period where stock option expense would have been recognized if SFAS 123R had been adopted by the Company at that point in time. The pro forma expense for the quarter ended December 31, 2005 was $345,735. During fiscal 2006 the Company issued stock options to directors, officers, and employees under the 2006 Incentive Plan as described in Note 12 to our consolidated financial statement. The fair value of these option grants was estimated at the date of each grant using a Black-Scholes option-pricing model. The assumptions used in our calculations were a range of risk-free interest rates from 4.24% – 5.17%, option terms ranging from 3 to 4 years, an expected volatility of 65% and no dividends.

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

Since December 2003, we have focused on two areas: (1) further developing and enhancing the SWP and developing an array of products for the gaming, entertainment, financial services, and general corporate market that leverage the functionality of the SWP and (2) developing a sales strategy that would develop relationships with software manufacturers, multi-service operators, wireless carriers and direct customers. Since we had limited capital, we lacked the resources to execute this strategy quickly. Once we began generating operating revenue in late 2004 and once we raised modest amounts of capital in the second quarter of 2005, we were able to begin hiring the sales and marketing and administrative personnel necessary to execute our strategy.

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

Comparison of the Year Ended December 31, 2006 and 2005

For the period ending fiscal 2006, we had a comprehensive loss of $8.4 million compared to a comprehensive loss of $6.8 million for the period ending fiscal 2005. Total operating expenses increased by $1.6 million in 2006 versus the same period for the previous year. Sales and marketing costs decreased by approximately $500,000 due to the change in our sales focus to a channel and partner based selling model. A channel and partner based selling model requires significantly less sales resources than the direct sales model which we had previously employed, as it leverages the resources of the Company’s sales channels and partners. Decreases in sales and marketing expenses were offset by increases in general and administrative expenses, professional fees and development costs. Increases in expenses were incurred for product development related to our wireless gaming solution, as well as additional legal and accounting expenses. The decline in revenues reflects the partial shift in focus from customized software projects in the financial services and enterprise market segments to the development of our wireless gaming solution for the Shuffle Master strategic alliance. The following table compares our consolidated statement of operations data for the fiscal periods ending 2006 and 2005:

	Year ended December 31
	2006	2005
Net Revenue	$398,134	$565,489
Operating expenses:
Depreciation and amortization	37,403	439,370
General and administrative expenses	2,608,774	1,348,461
Professional fees	1,075,011	927,425
Development expenses	2,002,121	894,287
Selling and marketing expenses	3,179,401	3,672,346
Total operating expenses	8,902,710	7,281,889
Operating income/(loss)	$(8,504,576)	$(6,716,400)
Interest income	215,234	76,415
Interest expense	(3,192)	(6,480)
Other income and expense	(193,360)	(100,020)
Net income/(loss)	$(8,485,894)	$(6,746,485)
Gain/(loss) on currency translation	44,797	(70,007)
Comprehensive income/(loss)	$(8,441,097)	$(6,816,492)

Revenue

Revenue in fiscal 2006 was $398,134 compared to revenue of $565,489 for fiscal 2005. Current year revenues included $360,253 of licensing fees and $37,881 for support and maintenance fees. Approximately 40% of the revenue is attributable to continuing license subscriptions and the balance relates to new projects begun during fiscal 2006. The decrease in 2006 relates to the slowdown in second-half revenues due to our shift in focus from customized software projects in the financial services and enterprise market segments to the development of our wireless gaming solution for the Shuffle Master strategic alliance. We believe continuing increases in wireless IT spending, our focus on revenue opportunities in the gaming and horse racing industries and our continuing sales and marketing efforts will help drive revenue in 2007.

Operating expenses

Total operating expenses for the fiscal year ended 2006 were $8.9 million compared to $7.3 million for the fiscal year ended 2005. Although total expenses increased year over year, the trend in 2006 was a decrease in expenses for each consecutive quarter throughout the year, while in 2005 expenses increased in every quarter over the course of that year. There were also substantial changes in the type of expenses incurred in the current year, as compared to 2005. Selling and marketing expenses decreased by $492,945 or 13%, as we moved from a direct sales model to a partner and channel-based selling model which required a lower number of sales personnel. Research and development expenses increased by $1,107,835 or 124% reflecting an increase in the number of developers, as well as increased product development costs related to the development and testing of our wireless gaming solution. General and administrative expenses and professional fees also increased due to additional infrastructure costs, stock compensation expense, costs of preparation and filing of required forms with the SEC, as well as other general costs related to being a public company.

Depreciation and amortization

Depreciation and amortization expenses for fiscal 2006 were $37,403 compared to $439,370 in fiscal 2005. In 2005, this expense related primarily to amortization of the software acquired in connection with the acquisition of Sona Innovations Inc, in late 2003 which was fully written off in 2005. The depreciation and amortization expense for 2006 was composed entirely of depreciation of fixed assets.

General and Administrative expenses

General and administrative expenses for fiscal 2006 were $2,608,774 compared to $1,348,461 for fiscal 2005, a 93% increase. The increased expenses are attributable to the increase expenditures in payroll, rent, and the recognition of stock-based compensation. Subsequent to going public in the reverse merger in April 2005 and raising $5 million in financing in June 2005, we hired additional administrative, finance and accounting personnel, increasing our year to date payroll related expenses to $813,345 in 2006 from $644,730 in 2005. We leased office space for a new corporate headquarters, sales and customer support office in New York, New York and a development facility in Boulder, Colorado, increasing our rent to $582,949 for the year ended December 31, 2006, compared to $277,878 for the prior fiscal year, an increase of $305,071. As a result of increased staff and office space, our expenses for office related costs, communication, insurance and other administrative expenses also increased. Our stock compensation expense in this category for fiscal 2006 was $644,008 compared to nil in fiscal 2005, consisting of expenses related to the commencement of expensing of stock options under FAS 123R in 2006 and amortization of restricted stock grants. Other office related and infrastructure costs including supplies, communication, postage, and printing costs increased from $173,000 in 2005 to $283,000 in 2006.

Professional fees

Professional fees for fiscal 2006 were $1,075,011 compared to $927,425 for fiscal 2005, a 16% increase. Legal fees increased to $584,572 during 2006 from $497,121 in 2005. A large portion of the legal expenses during fiscal 2006 related to legal fees associated with the filing of two registration statements that were declared effective in April 2006 and November 2006 respectively, as well as the normal legal costs associated with the quarterly, annual and other public company filings. Accounting fees decreased slightly to $137,189 in 2006 from $143,432 in 2005. Other professional fees of $253,385 were incurred in during fiscal 2006 compared to $159,173 in 2005. In 2006, $200,000 of our professional fees related to amounts paid to the Nevada Gaming Control Board in connection with the investigations required in conjunction with our pending Nevada gaming license application. Other amounts in this category were incurred for stock transfer agent fees, directors’ fees and recruiting expenses.

Development expenses

Research and development expenses for fiscal 2006 were $2,002,121 compared to $894,287 for fiscal 2005, a 124% increase. Payroll and related expenses comprised approximately 75% of the total research and development expenses for fiscal 2006 compared to 93% in 2005. This represents total payroll related costs during fiscal 2006 of $1,494,462 compared to $827,765 in 2005. The increase in total development expenses is predominantly due to the hiring of additional developers to support the development of the wireless gaming solution. Travel, consulting, equipment leasing, and other product development costs related to the development of our products accounted for $507,659 in this category during fiscal 2006, as compared to $66,522 in the previous year.

Selling and marketing expenses

Sales and marketing expenses for the year ended fiscal 2006 were $3,179,401 compared to $3,672,346 for fiscal 2005; a decrease of $492,945 or 13%. This decrease is primarily attributable to the significant effort undertaken in 2006 to reduce the selling costs associated with our products by switching to a partner and channel driven sales model, instead of the relatively expensive direct sales model we had previously employed. This initiative predominantly impacted the last two quarters of fiscal 2006. During the first and second quarter of fiscal 2006 sales and marketing expense were substantially higher then those of the comparable quarters of 2005. This was a result of the significant effort undertaken in early fiscal 2006 and the last half of 2005 to raise awareness of the SWP and related products in the two large vertical markets, gaming and entertainment and financial services and enterprise software, which we believe hold the greatest opportunities. Our travel and entertainment expenses related to sales and marketing decreased to $400,154 in 2006, from $540,926 in 2005. We decreased our marketing and advertising costs to $129,587 in 2006 from $616,650 in 2005, which was primarily reflected in the reduction in marketing efforts in 2006. Marketing costs included participation in trade shows, attendance at conferences as well as investor and public relations expenses in both fiscal 2006 and 2005.

Other income and expense

The other expense amount of $193,360 in fiscal 2006 consists of other expense of $597,652, related to the write off of in-process technology which was acquired from Digital Wasabi in April 2006, as it did not meet the criteria for capitalization as prescribed in SFAS 86. This expense is partially offset by $468,326 of other income relating to the revaluation of warrants carried as a liability on the balance sheet in accordance with EITF 00-19. The 2005 amount of $100,020 relates to the revaluation of the aforementioned warrants in the third and fourth quarters of that year. In addition, there was approximately $76,198 of other expense related to foreign exchange loss and $12,164 of other income related to research and development tax credits in 2006.

Interest income

Interest income of $215,234 for fiscal 2006 is derived from investing unused cash balances in short-term liquid investments versus interest income of $76,415 in the comparable period of 2005. Average cash balances were higher in 2006 than in 2005, resulting in a higher level of interest income.

Interest expense

Interest expense of $3,192 in fiscal 2006 and $6,480 in fiscal 2005 relates primarily to bank charges and wire fees.

Foreign currency translation adjustment

The $44,797 gain for the fiscal year ending December 31, 2006 reflects the overall strengthening of the U.S. dollar relative to the Canadian dollar during the year. Prior period retained earnings on Innovations’ books are translated at historical exchange rates while the rest of the financial statement line items are translated at current period rates, causing the foreign currency translation adjustment for the current period. This compares to a loss of $70,007 for fiscal year 2005, when the U.S. dollar weakened against the Canadian dollar.

Liquidity and Capital Resources

At December 31, 2006, we had total cash and cash equivalents of $5.7 million held in current and short-term deposit accounts. We believe that based on our current level of spending, this cash will only be sufficient to fund our operations until September 2007. Based on our current business plan, we will be obligated to seek additional financing before that time.

We cannot assure you that we will be able to successfully implement our plans to raise additional capital or to increase revenue. We may not be able to obtain additional capital or generate new revenue opportunities on a timely basis, on favorable terms, or at all. If we cannot successfully implement our plans, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

Because of our limited revenue and cash flow from operations, we depend on financing transactions to support our working capital and capital expenditure requirements. Through December 31, 2006, we had accumulated losses of approximately $16 million, which were financed primarily through sales of equity securities. Since our inception in November 2003 through December 31, 2006, we have raised approximately $20 million in equity financing. In 2006, this included the sale of 2,307,693 shares of our common stock and warrants to purchase 1,200,000 shares of our common stock to Shuffle Master for $3.0 million in January 2006. The Shuffle Master warrants have an exercise price of $2.025 per share and expire on July 12, 2007. The sale of these shares and the issuance of the warrants were in connection with a strategic alliance distribution and licensing agreement between us and Shuffle Master.

In addition, on July 7, 2006, we closed a private placement to accredited investors whereby we sold 16,943,323 shares of common stock and warrants to purchase 8,471,657 shares of common stock at an exercise price of $0.83 per share, subject to downward adjustment if the Company does not meet specified annual revenue targets, for gross proceeds of approximately $9.3 million after payment of commissions and expenses. As of December 31, 2006, as a result of the Company not meeting the specified annual revenue targets, the exercise price of the warrants have been adjusted downwards to $0.70 per share.

We have made significant reductions in our work force in 2006 and continually review other operating expenses such as travel and entertainment, marketing, telecommunications and rent. At the same time, we continue to market our financial services and enterprise products and services, particularly to existing and former customers, as well as searching out new opportunities in the gaming and horse racing industries.

Our working capital at December 31, 2006 was $4.9 million compared to our working capital of $0.4 million at December 31, 2005. Our current ratio at December 31, 2006 was 5.2 to 1 compared to our current ratio of 1.3 to 1 at December 31, 2005. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities.

Overall, for the fiscal year ended December 31, 2006, we had a net cash increase of $4.4 million, attributable primarily to net cash provided by investing and financing activities of $12 million offset by net cash used in operating activities of $7.6 million. The primary components of our operating cash flows are net loss adjusted for non-cash expenses, such as depreciation and amortization, and the changes in accounts receivable, accrued liabilities & payroll, deferred revenue, and accounts payable. The largest components of cash flow provided by financing activities were the proceeds from the Shuffle Master option exercise with accompanying warrants, which generated $3 million in gross proceeds, and the July 2006 private placement, which generated approximately $9.3 million in net proceeds after commissions and expenses.

There were capital expenditures of $50,209 for the fiscal year ended December 31, 2006. Approximately $94,000 of property, plant and equipment was converted to operating leases during the fiscal year ending December 31, 2006.

At December 31, 2006, we had no indebtedness.

Commitment and Contingencies

Lease commitments.    The Company leases office space in Toronto, Ontario and Boulder, Colorado. The Company was released from its lease obligation in New York, New York, which was to expire December 2007, at the end of September 2006. The Company is currently leasing space in New York, New York on a short-term basis under a lease which runs to May 2007 for our corporate headquarters and sales and support functions. The Company intends to renew its New York lease on substantially the same terms on a short-term basis when the current lease agreement expires. The Toronto office will be moving to a new location in Toronto on a 5-year lease commencing March 1, 2007. Total office lease payments for the fiscal year ended 2006 and 2005 were $602,633 and $277,878, respectively. In addition, the Company leases an apartment, consisting of condo rent and furniture rent, in Las Vegas, Nevada, which runs to October 31, 2007 as a cost effective way to house employees during our frequent business visits to Las Vegas, The Company also leases office equipment. These leases have been classified as operating leases. Office equipment lease expenses for the fiscal years ended 2006 and 2005 were $85,317 and $6,263, respectively. Future lease commitments by year are as follows:

Future Lease Commitments by Year
(US$)

	2007	2008	2009	2010	2011
Office Space Leases:
United States	$153,682	$67,938	$74,732	$62,059	$—
Canada	58,364	95,949	98,911	101,921	104,982
Total Office Space	212,046	163,887	173,642	163,980	104,982
Office Equipment	141,599	141,307	60,458	590	—
Total Lease Commitments	$353,645	$305,194	$234,100	$164,570	$104,982

Purchase commitments.    On September 1, 2006, the Company entered into a Private Label Partner Agreement (the ‘‘Agreement’’) with Motorola, Inc. (‘‘Motorola’’), formerly Symbol Technologies, Inc. pursuant to which the Company has the exclusive right to purchase certain private label wireless solution products from Motorola to support the Company’s development of a secure wireless handheld gaming system. The Agreement requires that the Company purchase a specified minimum number of units over the three-year term of the Agreement. In the event such minimum purchase requirement is not met, Motorola has the right to adjust the unit purchase price to a level commensurate with the Company’s volume and the private label exclusivity under the Agreement will be void. The Company believes that in the event of either the loss of private label exclusivity or the renegotiation of the unit purchase price, its financial statements would not be materially affected.

Off-Balance Sheet Arrangements.

As of December 31, 2006, there were no off-balance sheet arrangements.

Item 7.    Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sona Mobile Holdings Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sona Mobile Holdings Corp. and Subsidiaries (the ‘‘Company’’) as at December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sona Mobile Holdings Corp. and Subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), ‘‘Share-Based Payment.’’

	/s/	Horwath Orenstein LLP
Toronto, Canada March 16, 2007		Chartered Accountants Licensed Public Accountants

SONA MOBILE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As at December 31, 2006	As at December 31, 2005
Assets
Current:
Cash and cash equivalents	$5,682,162	$1,286,912
Accounts receivable (net of allowance for doubtful accounts of $25,531 and $37,479, respectively)	204,379	413,122
Tax credits receivable	43,568	30,929
Prepaid expenses & deposits	95,967	114,691
Total current assets	6,026,076	1,845,654
Property and equipment:
Computer equipment	101,168	152,686
Furniture and equipment	37,211	29,761
Less: accumulated depreciation	(55,581)	(19,393)
Total property and equipment	82,798	163,054
Total Assets	$6,108,874	$2,008,708
Liabilities and Stockholders’ Equity
Current:
Accounts payable	$350,375	$619,729
Accrued liabilities & payroll (note 14)	412,796	701,206
Deferred revenue (note 15)	389,562	130,287
Total current liabilities	1,152,733	1,451,222
Warrant liabilities (note 5)	—	750,103
Total Liabilities	1,152,733	2,201,325
Stockholders’ equity:
Preferred stock – 2,000,000 shares authorized, par value $.01 per share – no shares issued and outstanding	—	—
Common stock – 90,000,000 shares authorized, par value $.01 per share – 57,809,523 and 37,907,350 shares issued and outstanding respectively	578,095	379,074
Additional paid-in capital	15,706,398	7,064,433
Common stock purchase warrants	4,734,965	—
Unamortized stock based compensation	(39,096)	(53,000)
Accumulated other comprehensive (loss)	(50,862)	(95,659)
Accumulated deficit	(15,973,359)	(7,487,465)
Total stockholders’ equity	4,956,141	(192,617)
Total Liabilities and Stockholders’ Equity	$6,108,874	$2,008,708
Subsequent event (note 16)

See accompanying notes to consolidated financial statements.

SONA MOBILE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31, 2006	Year ended December 31, 2005
Net Revenue	$398,134	$565,489
Operating expenses
Depreciation and amortization	37,403	439,370
General and administrative expenses	2,608,774	1,348,461
Professional fees	1,075,011	927,425
Development expenses	2,002,121	894,287
Selling and marketing expenses	3,179,401	3,672,346
Total operating expenses	8,902,710	7,281,889
Operating loss	(8,504,576)	(6,716,400)
Interest income	215,234	76,415
Interest expense	(3,192)	(6,480)
Other income and expense (note 9)	(193,360)	(100,020)
Net loss	$(8,485,894)	$(6,746,485)
Foreign currency translation adjustment	44,797	(70,007)
Comprehensive loss	$(8,441,097)	$(6,816,492)
Net loss per share of common stock – basic and diluted	$(0.17)	$(0.22)
Weighted average number of shares of common stock outstanding – basic and diluted (note 6)	48,841,115	30,916,820

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Series A & Series B Convertible Preferred Stock		Warrants on Common Stock	Additional paid-in Capital	Unamortized Stock Based Compensation	Accumulated Comprehensive Income Amount	Accumulated Deficit	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	11,413,232	$775,696	$—	$—	$—	$205,556	$(325,237)	$(25,652)	$(740,980)	$(110,616)
Sona common stock issued prior to reverse merger	14,758,278	683,707								683,707
Convertible note conversion	1,162,655	70,420								70,420
Common stock acquired in the reverse merger	6,584,530	65,845				1,146,433				1,212,278
Recapitalization and exchange of stock pursuant to merger	(27,334,120)	(1,529,823)				1,478,905	325,237			274,319
Issuance of Series A Convertible Preferred Stock pursuant to merger			568,140	5,681						5,681
Issuance of Series B Convertible Preferred Stock			3,849	38		4,365,049				4,365,087
Conversion of Series A and Series B Convertible Preferred Stock into common stock	31,182,820	311,828	(571,989)	(5,719)		(306,109)				—
Deferred stock based compensation	140,000	1,400				174,600	(53,000)			123,000
Other comprehensive (loss)								(70,007)		(70,007)
Net loss									(6,746,485)	(6,746,485)
Balance at December 31, 2005	37,907,395	$379,074	$—	$—	$—	$7,064,433	$(53,000)	$(95,659)	$(7,487,465)	$(192,617)
Stock option expense						332,988				332,988
Stock issued for acquired intangibles	800,000	8,000				590,400				598,400
Stock-base compensation	457,778	4,578				333,538	13,904			352,020
Exercise of employee stock options	43,334	434				68,900				69,336
Common stock and warrants issued to Shuffle Master upon exercise of options	2,307,693	23,076			1,335,600	1,641,324				3,000,000
Reclassify warrants from liability to equity as of registration statement effective date					281,777					281,777
Issuance of penalty warrants					2,993					2,993
Common stock and warrants issued under private placement, net of issuance costs	16,943,323	169,433			3,114,595	5,968,315				9,252,341
Repurchase of treasury stock	(650,000)	(6,500)				(293,500)				(300,000)
Other comprehensive income								44,797		44,797
Net loss									(8,485,894)	(8,485,894)
Balance at December 31, 2006	57,809,523	$578,095	$—	$—	$4,734,965	$15,706,398	($39,096)	($50,862)	($15,973,359)	$4,956,141

See accompanying notes to consolidated financial statements.

SONA MOBILE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005
Cash provided by (used in):
Operating activities
Net loss	$(8,485,894)	$(6,746,485)
Adjustments for:
Depreciation and amortization	37,403	439,370
Amortization of deferred interest	—	15,210
Write-off of in-process purchased technology	597,652	—
Amortization of stock based compensation	352,020	123,000
Stock option expense	332,988	—
Issuance of penalty warrants	2,993
Gain on revaluation of common stock purchase warrants	(468,326)	100,020
Changes in non-cash working capital assets and liabilities:
Accounts receivable	208,743	(272,578)
Tax credits receivable	(12,639)	59,504
Prepaid expenses & deposits	18,723	(96,839)
Accounts payable	(175,299)	534,041
Accrued liabilities & payroll	(288,410)	330,882
Deferred revenue	259,275	128,855
Net cash (used in) operating activities	(7,620,771)	(5,385,020)
Investing activities
Acquisition of property & equipment	(50,209)	(167,217)
Net cash (used in) investing activities	(50,209)	(167,217)
Financing activities
Proceeds from the sale of redeemable preferred stock	—	150,000
Proceeds from the sale of common stock	7,802,148	613,707
Proceeds from exercise of stock options	69,334	—
Cash acquired in the reverse merger	—	1,101,858
Proceeds from the issuance of series B preferred stock	—	4,365,087
Proceeds from the issuance of common stock purchase warrants	4,450,195	650,083
Repurchase of common stock from stockholder	(300,000)
Repayment of note payable and other loans		(55,325)
Net cash provided by financing activities	12,021,677	6,825,410
Effect of exchange rate changes on cash & cash equivalents	44,553	(99,890)
Change in cash & cash equivalents during the period	4,395,250	1,173,283
Cash & cash equivalents, beginning of period	1,286,912	113,629
Cash & cash equivalents, end of period	$5,682,162	$1,286,912

There were no amounts paid in cash for taxes or interest in 2006 or 2005. In the first quarter of 2005, a convertible note with a principal amount of $100,000 was converted to 1,162,655 shares of common stock. In the second quarter of 2006, warrants with a balance sheet value of $281,777 were reclassified from liability to equity in accordance with the provisions of EITF 00-19.

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

At December 31, 2006, the Company had cash and cash equivalents of approximately $5.7 million. Management believes that this existing cash on hand will be sufficient to fund our current level of operating expenses to September 2007. If the Company does not generate additional revenues or if it increases its level of spending, the Company will be obligated to raise additional financing. There can be no assurance that the Company will be successful in raising a sufficient amount of capital in a timely manner or what the terms of such a financing might be. If the Company cannot generate sufficient revenues or raise additional capital within the next ten months, its liquidity, financial condition and business prospects will be materially and adversely affected and it may have to cease operations.

Note 2.    Company Background and Description of Business

Sona Mobile was formed under the laws of the State of Washington in November 2003 for the purpose of acquiring Sona Innovations, Inc. (‘‘Innovations’’), which it did in December 2003. In April 2005 Sona Mobile merged with and into PerfectData Acquisition Corporation, a Delaware corporation (‘‘PAC’’) and a wholly-owned subsidiary of PerfectData Corporation, also a Delaware corporation (‘‘PerfectData’’). Under the terms of the merger, (i) PAC was the surviving company but changed its name to Sona Mobile, Inc.; (ii) the pre-merger shareholders of Sona Mobile received stock in PerfectData representing 80% of the voting power in PAC post-merger; (iii) all of PerfectData’s officers resigned and Sona Mobile’s pre-merger officers were appointed as the new officers of PerfectData; and (iv) four of the five persons serving as directors of PerfectData resigned and the remaining director appointed the three pre-merger directors of Sona Mobile to the PerfectData board of directors. In November 2005, PerfectData changed its name to ‘‘Sona Mobile Holdings Corp.’’.

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

Note 2.    Company Background and Description of Business   (cont'd)

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

Note 3.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited consolidated financial statements of Sona Mobile Holdings Corp. and its subsidiaries, included herein have been prepared by the Company in accordance with U. S. generally accepted accounting principles (‘‘GAAP’’). The audited consolidated financial statements herein include the accounts of the Company and its wholly-owned subsidiary, Sona Mobile, Inc. and Sona Mobile’s wholly-owned subsidiary, Sona Innovations Inc., a Canadian company, and Sona Ltd., a wholly-owned subsidiary of the Company formed in the United Kingdom in September 2005. All material inter-company accounts and transactions have been eliminated in consolidation.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which is a revision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’. SFAS 123R supersedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’ and amends SFAS No. 95, ‘‘Statement of Cash Flows.’’ SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company adopted this statement effective for its fiscal year beginning January 1, 2006. The impact of adopting SFAS 123R is described in Note 3 (j), Stock-Based Compensation.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (‘‘SFAS 157’’), ‘‘Fair Value Measurements.’’ SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS No. 157 is effective for the first fiscal period beginning after November 15, 2007. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

Note 3.    Summary of Significant Accounting Policies   (cont'd)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard will provide companies with the option to measure certain financial assets and financial liabilities at fair value. This standard requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard also requires disclosure of additional information to identify the effects of a company’s fair value election on its earnings. The provisions of SFAS No. 159 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial statements.

(a)    Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sona Mobile, Sona Mobile’s wholly-owned subsidiary, Innovations, and the Company’s wholly owned United Kingdom subsidiary, Sona Ltd. All inter-company accounts and transactions have been eliminated in consolidation.

(b)    Cash and cash equivalents

Cash and cash equivalents are comprised of cash and term deposits with original maturity dates of less than 90 days. Cash and cash equivalents are stated at cost, which approximates market value, and are concentrated in three major financial institutions.

(c)    Foreign currency translation

The functional currency is the U.S. dollar as that is the currency in which the Company primarily generates revenue and expends cash. In accordance with the provisions of SFAS No. 52, ‘‘Foreign Currency Translation,’’ assets and liabilities denominated in a foreign currency have been translated at the period end rate of exchange. Revenue and expense items have been translated at the transaction date rate. For Innovations and Sona Ltd., which use their local currencies (Canadian dollar and British pound, respectively) as their functional currency, the resulting translation adjustments are included in other comprehensive income because they are foreign self-sustaining operations. Other gains or losses resulting from foreign exchange transactions are reflected in earnings.

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

(f)    Software rights

Software rights were recorded at the excess of the purchase price for Innovations, purchased in 2003, over the fair value of that company’s identifiable net tangible assets. During 2004 and 2005, the software rights were amortized on a straight-line basis assuming a four-year life. In 2005, we determined that our technology had moved beyond the levels for which these software rights were originally acquired. Accordingly, these software rights were written off as of December 31, 2005. In

Note 3.    Summary of Significant Accounting Policies   (cont'd)

April 2006, the Company completed the acquisition of certain software from Digital Wasabi, LLC. The software, which has not been fully developed, is intended to facilitate the playing of certain games of chance, such as bingo and poker, on mobile wireless communication devices. The in-process purchased software does not meet the criteria for capitalization as prescribed in SFAS 86 and as such was expensed in the quarter of acquisition.

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

(h)    Revenue recognition

The Company derives revenue from license and service fees related to customization and implementation of the software being licensed. License fees are recognized in accordance with Statement of Position (‘‘SOP’’) 97-2, ‘‘Software Revenue Recognition,’’ as amended by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, ‘‘Accounting for Performance of Construction-Type and Certain Production-Type Contracts.’’ Service fees on contracts when future development is required are recorded on a percentage of completion or completed-contract basis depending on whether or not reliable estimates of the costs to complete the work can be obtained. License fees are recognized when the rights to use the software transfer, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. When license fees are not fixed and determinable, they are recognized over the service period as they become determinable. The deferred revenues are amounts received prior to completion of service.

(i)    Research and development costs

The Company incurs costs on activities that relate to research and the development of new products. Research costs are expensed as they are incurred. Costs are reduced by tax credits where applicable. Development costs to establish the technological feasibility of software applications developed by the Company are charged to expense as incurred. In accordance with SFAS 86, certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, a portion of the internal labor costs and external consulting costs associated with essential wireless software development and enhancement activities are capitalized. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis over the estimated economic lives of the applications, not to exceed 5 years and are periodically evaluated for impairment. Development costs for the years ended December 31, 2006 and 2005 were $2,002,121 and $894,287 respectively. As of December 31, 2006, the Company did not have any software development projects where the product being developed meets the criteria for capitalization.

(j)    Stock based compensation

As of January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (‘‘FASB’’) Statement of

Note 3.    Summary of Significant Accounting Policies   (cont'd)

Financial Accounting Standards No. 123 – revised 2004 (‘‘SFAS 123R’’), ‘‘Share-Based Payment’’ which replaced Statement of Financial Accounting Standards No. 123 (‘‘SFAS 123’’), ‘‘Accounting for Stock-Based Compensation’’ and supersedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures, as adjusted for estimated forfeitures.

Under the modified-prospective method allowed by SFAS 123R, the Company is to disclose on a pro forma basis the impact of the adoption of SFAS 123R on the prior period. The fourth quarter of 2005 was the only prior period where stock option expense would have been recognized, if SFAS 123R had been adopted by the Company at that point in time. The pro forma expense for the quarter ended December 31, 2005 would be $345,735. There was no FAS123 pro forma stock option expense for the first, second or third quarters of 2005. During fiscal 2006 the Company issued stock options to directors, officers, and employees under the Amended and Restated Stock Option Plan of 2000 and the 2006 Incentive Plan as described in Note 12 to our consolidated financial statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model, using a range of risk-free interest rates of 4.24% – 5.17%, option terms ranging from 3 to 4 years, expected volatility of 65% and no dividend.

The following table illustrates the effect on net loss as if the Company had applied the fair value recognition provisions of SFAS 123R to stock based employee compensation for the fiscal year ended December 31, 2005. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model, assuming a risk-free interest rate of 4.24% – 4.83%, a three-year term, 65% volatility, and no expected dividend rate.

2005
Net loss, as reported	$(6,746,485)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	345,735
Pro forma net loss	$(7,092,220)
Basic and diluted net loss per common share:
As reported	$(0.22)
Pro forma	$(0.23)

(k)    Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

(l)    Derivatives

The Company follows the provisions of SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (SFAS No. 133) along with related interpretations EITF No. 00-19 ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’’ (EITF 00-19) and EITF No. 05-2 ‘‘The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19’’ (EITF 05-2). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance

Note 3.    Summary of Significant Accounting Policies   (cont'd)

sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each quarter, and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. The Company uses the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment. At December 31, 2006, there were no derivative instruments reported on the Company’s balance sheet.

Note 4.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. Customer account balances with invoices dated over 90 days are considered delinquent. The Company maintains reserves for potential credit losses based upon its loss history, its aging analysis and specific account review. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Such losses have been within management’s expectations. The Company has some exposure to a concentration of credit risk as it relates to specific industry segments, as historically its customers have been primarily concentrated in the financial services industry. During 2006 and 2005, three customers comprised approximately 60% and 70%, respectively, of the Company’s revenue. Since revenues are derived in large part from single projects, the Company bears some credit risk due to a high concentration of revenues from individual customers. In 2006, 60% of total revenues were generated from customers individually representing over 10% of total revenue. In 2005, 91% of total revenues were generated from customers individually representing over 10% of total revenue.

We had a balance of $25,531 in our Allowance for Doubtful Accounts provision as of December 31, 2006. There was a total of $22,792 bad debt write offs against the provision in 2006 and net incremental provisions of $10,844 were booked in the current year. In the prior year, we had a balance of $37,479 in our Allowance for Doubtful Accounts provision as of December 31, 2005. This balance consists entirely of provisions made in 2005. There were no bad debt write offs against the provision in 2005.

Note 5.    Stockholders’ Equity

On the Merger Date, the Company issued 568,140 shares of its Series A Stock in connection with the Merger. At the annual shareholders meeting on November 17, 2005, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 10,000,000 to 90,000,000. In accordance with the terms of the Merger Agreement, the 568,140 shares of the Series A Stock were automatically converted into 27,334,165 shares of Common Stock at that date.

In January 2006, the Company sold 2,307,693 shares of common stock and a warrant to purchase 1,200,000 shares of our common stock to Shuffle Master, Inc. (‘‘Shuffle Master’’) for $3.0 million. This warrant has an exercise price of $2.025 per share and expires on July 12, 2007. Using the Black-Scholes option model, the accompanying warrants were valued at $1,335,600 using a volatility of 65%, a term of 18 months, an expected dividend yield of 0% and a risk-free interest rate of 4.4%.

During fiscal 2006, a total of 43,334 stock options during the fiscal year were exercised resulting in total proceeds to the Company of $69,334. A total of 457,778 shares of restricted stocks were issued to directors, officers and employees under the Company’s compensation plans. Other stock transactions in 2006 included the issuance of 800,000 shares for the purchase of technology from Digital Wasabi.

Note 5.    Stockholders’ Equity   (cont'd)

No cash proceeds were received in connection with these issuances of restricted stock and the stock was valued relative to the market price on the date of issuance

On July 7, 2006 the Company closed a private placement to accredited investors whereby it sold 16,943,323 shares of common stock and warrants to purchase 8,471,657 shares of common stock for net proceeds of approximately $9.3 million after payment of commissions, as well as legal and accounting expenses. The warrants have an exercise price of $0.83 per share, subject to downward adjustment if the Company does not meet specified annual revenue targets, and are exercisable at any time during the period commencing July 7, 2006 and ending July 7, 2011. As of December 31, 2006, as a result of the Company not meeting the specified revenue targets, the exercise price of the warrants have been adjusted downwards to $0.70 per share. The warrants were valued at $3,114,595 using the Black-Scholes option-pricing model, assuming a risk-free interest rate of 5.10%, a five-year expected life, a volatility rate of 65%, and a dividend yield of 0%. The remainder of the net proceeds from the financing was credited to common stock and additional paid in capital.

The Company used $300,000 of the funds raised on July 7, 2006 to repurchase 650,000 shares of common stock from its former chief executive officer, John Bush. The shares have been classified as treasury shares and will be used when share issuances for restricted stock and stock option exercises occur. During fiscal 2006, 288,333 of the repurchased shares were used for some of the above mentioned issuances of restricted stock to employees and directors.

Series B Stock Warrants

In June 2005, the Company sold 3,848.7 shares of Series B Convertible Preferred Stock and warrants to purchase 962,175 shares of its common stock to accredited investors for gross proceeds of $5.05 million (the ‘‘Series B Financing’’). The Series B Convertible Preferred Stock was converted into 3,848,700 shares of common stock on November 17, 2005 at the annual meeting of the Company’s shareholders after the stockholders approved an amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 10,000,000 to 90,000,000. In accordance with the terms of the Series B Financing, the 3,848.7 shares of the Series B Preferred Stock were automatically converted into 3,848,700 shares of Common Stock at that date. As part of the financing transaction, the Company agreed to register and did register for resale the shares of common stock underlying the Series B Preferred Stock and the Series B Warrants. The registration statement became effective on April 24, 2006. During the second quarter of 2006, the Company issued an additional 8,553 Series B warrants to the Series B investors because the registration statement was not declared effective by April 19, 2006, as required by the Series B financing agreements.

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

Upon the effectiveness of the resale registration statement on April 24, 2006, which included the shares of common stock underlying the warrants issued in the Series B Financing, the Company determined that the provisions of EITF 00-19 allow the Company to reclassify these financial instruments as equity. In accordance with the EITF, the warrants were valued as of the date of the effectiveness of the registration statement and were reclassified as equity. The gain of $614,981 as a result of the April 24, 2006 valuation was charged to other income.

The warrants issued in the Series B Financing had an exercise price of $1.968 per share. The issuance of the shares to Shuffle Master in January 2006 at a share price of $1.30 per share and the

Note 5.    Stockholders’ Equity   (cont'd)

issuance of 16,943,332 shares at $0.60 in the July 2006 private placement financing triggered an anti-dilution provision of those warrants. As such, the revised exercise price for the Series B Warrants is $1.542 per share as of December 31, 2006.

Note 6.    Earnings per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.

The calculation of diluted earnings (loss) per share did not include 5,869,277 shares of the Company’s common stock issuable upon the exercise of options nor did it include the 10,642,385 shares issuable upon exercise of the common stock warrants, as their inclusion in the calculation would be anti-dilutive.

Note 7.    Commitments

Lease commitments.    The Company leases office space in Toronto, Ontario and Boulder, Colorado. The Company was released from its lease obligation in New York, New York, which was to expire at the end of December 2007, at the end of September 2006. The Company is currently leasing space in New York, New York on a short-term basis under a lease which runs to May 2007, for our corporate headquarters and sales and support functions. The Company intends to renew its lease on substantially the same terms on a short-term basis when the current lease agreement expires. The Toronto office will be moving to a new location in Toronto on a 5-year lease commencing March 1, 2007. Office lease payments for the fiscal year ended 2006 and 2005 were approximately $602,633 and $277,878, respectively. In addition, the Company leases an apartment in Las Vegas, Nevada, which runs to October 31, 2007 as a cost effective way to house employees during frequent business visits to Las Vegas. The Company also leases office equipment. These leases have been classified as operating leases. Office equipment lease expenses for the fiscal years ended 2006 and 2005 were approximately $85,317 and $6,263, respectively. Future lease commitments by year are as follows:

Future Lease Commitments by Year
(US$)

	2007	2008	2009	2010	2011
Office Space Leases:
United States	$153,682	$67,938	$74,732	$62,059	$—
Canada	58,364	95,949	98,911	101,921	104,982
Total Office Space	212,046	163,887	173,642	163,980	104,982
Office Equipment	141,599	141,307	60,458	590	—
Total Lease Commitments	$353,645	$305,194	$234,100	$164,570	$104,982

Purchase commitments.    On September 1, 2006, the Company entered into a Private Label Partner Agreement (the ‘‘Agreement’’) with Motorola, Inc. pursuant to which the Company has the exclusive right to purchase certain private label wireless solution products from Motorola to support the Company’s development of a secure wireless handheld gaming system. The Agreement requires that the Company purchase a specified minimum number of units over the three-year term of the Agreement. In the event such minimum purchase requirement is not met, Motorola has the right to adjust the unit purchase price to a level commensurate with the Company’s volume and the private label exclusivity under the Agreement will be void. The Company believes that in the event of either the loss of private label exclusivity or the renegotiation of the unit purchase price, its financial statements would not be materially affected.

Note 8.    Financial Instruments

The Company’s financial instruments include of cash & cash equivalents, accounts receivable and accounts payable. The reported book value of all financial instruments approximates fair values, due to their short term nature. The common stock purchase warrants which were classed as a liability at December 31, 2005, were carried on the balance sheet at that date at their estimated fair value.

The Company is subject to credit risk with respect to its accounts receivable to the extent that debtors do not meet their obligations. The Company monitors the age of its accounts receivable and may delay development or terminate information fees if debtors do not meet payment terms.

The Company is subject to foreign currency risk with respect to financial instruments denominated in a foreign currency. As of December 31, 2006, approximately 6% of the Company’s assets and 40% of its liabilities were denominated in Canadian dollars and exposed to foreign currency fluctuations.

Note 9.    Other income and expenses

During fiscal 2006, other income and expense included expenses of $597,652 related to the write off of in-process technology which was acquired from Digital Wasabi in April 2006, as it did not meet the criteria for capitalization as prescribed in SFAS 86. Also, included was $468,326 of other income relating to the revaluation of warrants carried as a liability on the balance sheet in accordance with EITF 00-19. Other amounts included in other income and expenses included $76,198 of expense related to foreign exchange transaction losses and $12,164 of income related to research and development tax credits in 2006.

The 2005 other expense amount of $100,020 relates to the revaluation of the aforementioned warrants in the third and fourth quarters of that year.

Note 10.    Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Under the liability method, deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

A reconciliation of the federal statutory income tax rate to the effective income tax rate on loss from continuing operations is as follows:

	2006	2005
Estimated tax rate (U.S, State, and foreign)	38%	37%
Adjustments:
Non-deductible expenses	(3)%	(0)%
Change in valuation allowance	(35)%	(37)%
Total benefit (provision)	0%	0%

Note 10.    Income Taxes   (cont'd)

Changes in the deferred tax balances and the deferred tax valuation allowances for the years ended December 31, 2000 and 2005 were as follows:

	2006	2005
Deferred tax assets	2,448,950	224,977
Change in net operating loss carryforward	3,141,307	2,223,973
Impact of non-deductable expenses	(229,435)	—
Total Deferred tax assets	5,360,823	2,448,950
Less valuation allowance	(5,360,823)	(2,448,950)
Net deferred tax asset	—	—

Deferred tax benefits arising from net operating loss carry forwards were determined using the applicable statutory rates in the various tax jurisdictions in which we operate. At December 31, 2006, the Company had net deferred tax assets of approximately $5,360,823 arising from net operating loss (‘‘NOL’’) carry forwards. Of the $5,360,823 NOL $3,592,689 relates to tax losses incurred in the U.S and $1,768,134 relates to Canadian tax losses. The NOL carry forwards, which are available to offset future profits of the Company begin to expire in 2010 if not utilized and expire in varying amounts through 2025. These deferred taxes benefits are fully offset by valuation allowances as there can be no assurance that the Company will earn sufficient future profits to utilize the loss carry forwards.

Note 11.    Amounts due to Affiliated Parties and Related Party Transactions

At the end of fiscal 2005, Accrued Liabilities included a balance due to a former officer and shareholder of the Company of $81,423, which was non-interest bearing and unsecured with no specific terms of repayment. This amount related to compensation earned but not paid in 2004. The amount payable to the officers was fully repaid during fiscal 2006 with a final payment on July 19, 2006 as part of a mutual separation agreement which also included severance pay of $150,000 to be paid on a pro rata basis over the period from July 2006 to May 2007.

In fiscal 2006 the Company paid consulting fees and director fees of $202,500 and $34,625 respectively, to former directors and officers of the Company. Total consultant fees paid included $95,000 to Mr. Glinsman, a former officer and director, $20,000 to Bryan Maizlish, a former director, $52,500 to John Bush, a former officer and director, and $35,000 to Frank Fanzilli, a former director. At the end of fiscal 2006, Accrued Liabilities included a balance of $30,000 due to a former director for consulting fees.

During fiscal 2006, payments of $57,736 were made to Shuffle Master (a 10% beneficial shareholder whose President has been a member of our board of directors since March 28, 2006). These payments were entirely for the reimbursement of expenses paid by Shuffle Master on behalf of the Company, relating to the development and certification of the wireless gaming platform.

Note 12.    Stock-Based Compensation

The Company’s 2006 Incentive Plan (the ‘‘2006 Plan’’), which is stockholder approved, permits the grant of options, restricted stock, and other stock awards to its directors, officers, and employees for up to 7 million shares of common stock. The Company believes such awards align the interest of its directors, officers, and employees with those of its shareholders and encourage directors, officers, and employees to act as equity owners of the Company. Prior to the adoption of the 2006 Plan, the Company had an Amendment and Restated Stock Option Plan of 2000, which was terminated with respect to future grants effective upon the stockholder’s approval of the 2006 Plan in September 2006.

Stock Options

Options awards are generally granted with exercise price equal to, or in excess of, fair market value at the date of grant. Accordingly, in accordance with SFAS 123 (R) and related interpretations,

Note 12.    Stock-Based Compensation   (cont'd)

compensation expense is recognized for the stock option grants. Generally, the options become exercisable on a prorated basis over a one to four year vesting period, and expire within 10 year after the grant date.

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provision of SFAS 123 (R). Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock the risk-free rate and the Company’s divided yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimate of fair value made by the Company. The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used for options granted:

	2006	2005
Option term (years)	3 – 4 years	3 years
Risk-free interest rate	4.61%	4.24%
Volatility	65.0%	65.0%
Dividend yield	0.0%	0.0%
Per-share fair value	$0.25	$0.74

As of December 31, 2006, the number of outstanding stock options as a percentage of the number of outstanding shares was approximately 10.2%. During fiscal 2006 a total of 4,883,500 stock options were granted to directors, officers, and employees under the 2006 Plan. The following table summarizes option transactions under the Company’s stock option plans during fiscal 2005 and fiscal 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding at April 19, 2005 (Merger Date)	249,000	$1.003
Granted to directors	25,000	1.340
Granted to officers	737,665	1.600
Granted to employees & contractors	960,000	1.600
Cancelled	(46,665)	1.600
Outstanding, December 31, 2005	1,925,000	1.519
Granted to directors	240,000	0.673
Granted to officers	3,750,000	0.644
Granted to employees	893,500	0.666
Exercised	(43,334)	1.600
Cancelled	(895,889)	1.442
Outstanding, December 31, 2006	5,869,277	0.807

Note 12.    Stock-Based Compensation   (cont'd)

Information regarding the stock options outstanding at December 31, 2006 is summarized below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.52 – 0.99	4,823,500	9.55 years	$0.645	180,833	$0.642
$1.00 – 1.99	1,036,777	3.43 years	1.542	761,785	1.521
$2.00 – 3.43	9,000	2.93 years	2.747	7,750	2.835
	5,869,277	8.46 years	0.807	950,368	1.365

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was nil and nil respectively, as all outstanding options had an exercise price less than the market price at that time.

Restricted Stock Awards

In accordance with the compensation plan for directors adopted by the Board on July 19, 2005 and amended on August 3, 2006, the three new non-employee directors in 2006, immediately upon election to the Board, each received 40,000 shares of common stock, of which 20,000 shares vested immediately and 20,000 will vest on the first anniversary of his election to the Board. In addition, Jeffrey Branman, by virtue of his appointment as Chairman of the Audit Committee was awarded an additional 60,000 shares of which 30,000 vested immediately and 30,000 will vest after one year. In addition, Bryan Maizlish was issued 40,000 shares of restricted stock on March 28, 2006 in recognition of his re-election to the board on November 17, 2005. These 220,000 shares of common stock were valued at the estimated fair market value (closing market price less an estimated 30% lack of marketability discount) on the date of grant and are charged as stock compensation expense over the vesting period. The discount was based upon our consultation with an independent valuation expert.

In the first quarter of 2006, an employee opted to receive stock in lieu of salary for three months and was issued 20,000 shares of stock that had a market value of $41,000 on the date of issue. The market value of the stock was credited to additional paid in capital in the first quarter of 2006, with the corresponding amount being charged to compensation expense. In addition, during the first quarter a total of 80,000 restricted shares were issued to two directors in part of their director compensation plan. In the second quarter of 2006, 27,778 shares were issued to the former CFO, in recognition of the vested portion of stock grants promised in his employment contract. The stock was vested immediately and as such, an amount was charged to stock compensation expense equal to the market value of the stock on the date of issue. In the third quarter of 2006, 148,333 shares of restricted common stock were issued to employees of the Company per the terms of employment contracts and 140,000 shares were issued to newly appointed directors per the terms of the compensation plan for directors as further amended on September 29, 2006. During the fourth quarter of 2006, 41,667 restricted stocks were issued to a former employee in relation to the individual’s employment contract. All the restricted stock issued was valued at the estimated fair market value on the date of the respective grants and is being charged as stock compensation expense over the vesting period. The determination of fair market value was based upon our consultation with an independent valuation expert. Compensation expense recognized for the amortization of stock-based compensation was $352,020 in fiscal 2006 and $123,000 in fiscal 2005.

Note 13.    Segment and Geographical Information

As described in Note 2, the Company primarily markets its products and services to two different sales verticals. However, management has determined that the Company operates as one business segment which focuses on the development, sale and marketing of wireless application software. The

Note 13.    Segment and Geographical Information   (cont'd)

company currently maintains development, sales and marketing operations in the United States and Canada. The following financial information concerning our operations by geographic segment for the years ended December 31, 2006 and 2005:

Revenue	2006	2005
North America	$310,957	$460,778
Latin America	8,783	—
Europe	78,393	104,710
Total	$398,134	$565,489

Revenue by geographic segment is determined based on the location of our customer. For the year ended December 31, 2006 and 2005, sales to customers in North America accounted for 78% and 81% of total revenues respectively; while sales outside North America accounted for 22% and 19% of total revenue respectively.

Property and Equipment	2006	2005
United States	$49,804	$105,699
Canada	32,994	57,355
Total	$82,798	$163,054

Property and equipment includes only assets held for use, and is reported by geography based on the physical location of the assets at the end of the fiscal year. As of December 31, 2006, property and equipment were held only in the United States and Canada.

Note 14.    Accrued Liabilities and Payroll

Accrued Liabilities and Payroll consist of, as at December 31:

	2006	2005
Accrued payroll and related expenses	$211,021	175,445
Accrued professional fees	157,943	264,470
Accrued vendor obligations	32,334	261,291
Other taxes payable	11,499	—
Total	$412,796	$701,206

Note 15.    Deferred Revenue

Deferred revenue occurs when the Company has invoiced customers for project work that has not been completed at the balance sheet date. The Company’s deferred revenue balances for 2006 and 2005 were $389,562 and $130,287, respectively.

Note 16.    Subsequent Event

In January 2006, we entered into a strategic alliance distribution and licensing agreement with Shuffle Master. The licensing agreement was amended and restated in its entirety, as was a master services agreement, effective February 28, 2007. Under the terms of the amended agreements both the Company and Shuffle Master are permitted to distribute, market and sell the Casino On Demand Wireless Gaming System to gaming venues worldwide. Additionally, our Company has been granted a non-exclusive worldwide license to offer Shuffle Master’s proprietary table game content on the platform, and the Company has granted Shuffle Master a non-exclusive worldwide license to certain Sona-developed wireless platform software and enhancements that support the integration and mobilization of casino gaming applications into in-casino wireless gaming delivery systems.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.    The Company’s management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s ‘‘disclosure controls and procedures’’ (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) of the end of the period covered by this annual report (the ‘‘Evaluation Date’’). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the Evaluation Date to ensure that (i) information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules and forms, and (ii) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.    There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.    Other Information

None.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table sets forth the names, ages and principal positions of our executive officers and directors:

Name	Age	Position
Shawn Kreloff	44	President, Chief Executive Officer, Chairman of the Board and Director
Stephen Fellows	41	Chief Financial Officer
Lance Yu	37	Senior Vice President – Chief Technology Officer
Paul C. Meyer	59	Director
M. Jeffrey Branman	51	Director
Michael Fields	46	Director

Shawn Kreloff, 44, was appointed Chief Executive Officer on May 5, 2006. Mr. Kreloff has been our Chairman of the Board and a Director since September 2004. From 2003 to September 2004, and from 2001 to September 2002, he served as a managing director of, and investor in, Jumpstart Capital Partners. From September 2002 to June 2003, Mr. Kreloff was executive vice president of sales, marketing and business development of Predictive Systems, Corp. (Nasdaq: PRDS), a network infrastructure and security consulting company. Mr. Kreloff was a founding investor of Insight First, a company that provides web analytics software, which was sold to 24/7 Media (Nasdaq: TFSM) in 2003. From 1999 to 2002, he served as executive vice president of business development of Opus360 Corporation (Nasdaq: OPUS), as well a founding investor. Opus360 was acquired by Artemis International Solutions (OTC: AMSI) in 2002. From September 2004 to January 2006, Mr. Kreloff served on the board of directors of Secured Services, Inc. Mr. Kreloff also served on the board of directors of Hudson Williams, a computer consulting firm, from 1999 through 2004, when it was acquired by Keynote Systems (Nasdaq: KEYN). From 1996 through 1998 Mr. Kreloff served as founder, Chairman and CEO of Gray Peak Technologies, Inc. Gray Peak was sold to USWEB (Nasdaq: USWB) in 1998 for over $100 Million. Mr. Kreloff holds a BS degree in Operations Management from Syracuse University, 1984.

Stephen Fellows, 41, was appointed Chief Financial Officer on May 16, 2006. Mr. Fellows joined Sona Mobile in August 2005 as VP Finance & Corporate Controller. Mr. Fellows joined Sona Mobile from 3Com Corporation where he was Director of Finance of the corporate accounting group in Marlborough, MA. Prior to that, Mr. Fellows spent 5 years as the Director of Finance & Operations of 3Com’s Canadian subsidiary. Mr. Fellows joined 3Com from Pennzoil Corporation where he spent time in the international mergers and acquisitions group in Houston, Texas, as well as four years as controller for Pennzoil Canada. Mr. Fellows holds a Bachelor of Business Administration degree from Wilfrid Laurier University in Waterloo, ON, Canada and earned his Chartered Accountants designation while articling with Arthur Andersen & Company in Toronto.

Lance Yu, 37, has been our Senior Vice President and Chief Technology Officer since our inception in November 2003. From January 2002 through November 2004, he was the Vice President Technology of Sona Innovations, Inc. which was purchased by Sona-Washington from Baldhead Systems, a professional services, web design and business consulting organization based in Toronto, Canada, where he served first as a Senior Project Manager and then as Vice President – Technology.

Paul C. Meyer, 59, was appointed to the Board on March 28, 2006. He has served as President of Shuffle Master, Inc., a publicly traded casino gaming supply company (Nasdaq: SHFL), since October 2003 and was appointed as Shuffle Master’s chief operating officer in February 2004. Mr. Meyer served as president of the Integrated Solutions Division of Concurrent Computer Corporation from December 2000 until October 2003.

M. Jeffrey Branman, 51, is a Managing Director of Hilco Consumer Capital LLC, a private equity firm focused on North American consumer products companies and brands. Prior to joining Hilco in

March 2007, Mr. Branman was the President and owner of Interactive Commerce Partners LLC, a provider of financial advisory services to companies in the interactive commerce technology and content, merchandising, and direct marketing businesses. Mr. Branman founded Interactive Commerce Partners in March 2005. From April 2000 through March 2005, Mr. Branman served as President and founder of Interactive Technology Services, a subsidiary of Comcast Corporation, a developer, manager and operator of broadband cable networks. Interactive Technology Services served as financial advisor to Interactive Technology Holdings, LLC, a joint venture of Comcast Corporation and QVC, Inc. which made venture capital investments in interactive commerce technology and content companies. Portfolio companies, where Mr. Branman served on the board of directors, included GSI Commerce, Inc. [NASDAQ: GSIC], Commerce Technologies, Inc. and Scene7, Inc. From March 1996 to February 2000, Mr. Branman was Senior Vice President Corporate Development of Foot Locker, Inc., a retailer of athletic footwear and apparel, and additionally was Chief Executive Officer of FootLocker.com, the internet and direct marketing subsidiary of Foot Locker from October 1988 to February 2000. Mr. Branman currently serves on the board of directors of GSI Commerce.

Michael Fields, 46, was appointed to the Board on August 7, 2006. He is currently the Executive Vice President of Action Gaming, Las Vegas, where he is responsible for maintaining a multi-million dollar recurring revenue stream as well as expanding video poker boundaries to the legal aspects of the internet. Prior to working with Action Gaming, Mr. Fields held, from February 2001 to December 2005, the position of Director of Product Marketing with International Game Technology, Las Vegas, where he was responsible for oversight and strategic planning and development of video poker products and popular wide-area progressive games. Mr. Fields holds a degree in Business Administration from the University of South Carolina.

There are no family relationships among our directors or among our executive officers.

Committees of the Board of Directors

Our Board of Directors (the ‘‘Board’’) has established two standing committees to assist it in discharging its responsibilities: the Audit Committee and the Compensation and Nominating Committee.

Audit Committee

The Audit Committee reviews our accounting functions, operations and management, our financial reporting process and the adequacy and effectiveness of our internal controls and internal auditing methods and procedures. The Audit Committee represents the Board in overseeing our financial reporting processes, and, as part of this responsibility, consults with our independent public accountants and with personnel from our internal audit and financial staffs with respect to corporate accounting, reporting, and internal control practices. The Audit Committee recommends to the board the appointment of our independent public accountants and is responsible for oversight of our independent public accountants. The current members of the Audit Committee are M. Jeffrey Branman (Chairman) and Paul C. Meyer. The Audit Committee held six meetings during fiscal 2006.

Audit Committee Financial Expert

The Board has determined that M. Jeffrey Branman qualifies as an ‘‘audit committee financial expert,’’ as defined in Item 401(e)(1) of Regulation S-B, and is independent for purposes of Item 401(e)(1) (ii) of Regulation S-B.

Compensation and Nominating Committee

The function of the Compensation and Nominating Committee is to review and recommend the compensation and benefits, payable to our officers, review general policy matters relating to employee compensation and benefits and administer our various stock option plans and other incentive compensation arrangements. The Committee will also seek to identify individuals qualified to become members of the Board and make recommendations to the Board of nominees to be elected by stockholders or to be appointed to fill vacancies on the Board. The current members of the Compensation and Nominating Committee are Paul C. Meyer (Chairman), M. Jeffrey Branman and Michael Fields. The Compensation and Nominating Committee held five meetings during fiscal 2006.

Code of Ethics

Our Board has adopted a Code of Ethics, which remains in effect. The Code applies to all of our employees and certain provisions of the Code are particularly directed to our Chief Executive Officer, our Chief Financial Officer and financial managers. The Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interests between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC or in other public communications we make; (3) compliance with applicable laws, rules and regulations; (4) prompt reporting of internal violations of the code; and (5) accountability for the adherence to the Code. A copy of the Code of Ethics is available in print to any stockholder who requests it, by writing to the Company’s Secretary, Sona Mobile Holdings Corp., 245 Park Avenue, New York, NY 10167.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock with the SEC. Such executive officers, directors and greater than 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of copies of such forms we have received, and other information available to us, to the best of our knowledge:

Shawn Kreloff, an officer and director, failed to file in a timely manner a Form 3 and Form 4s reporting two transactions.

Lance Yu, an officer, failed to file in a timely manner Form 4s reporting two transactions.

M. Jeffrey Branman, a director, failed to file in a timely manner a Form 3 and Form 4s reporting two transactions.

Michael Fields, a director, failed to file in a timely manner a Form 3 and Form 4s reporting two transactions.

John Bush, a former officer and director, failed to file in a timely manner a Form 3 and Form 4s reporting two transactions.

Nicholas Glinsman, a former officer and director, failed to file in a timely manner a Form 3 and Form 4s reporting two transactions.

Frank Fanzilli, a former director, failed to file in a timely manner a Form 3 and Form 4s reporting three transactions.

Joseph Vittoria, a former director, failed to file in a timely manner a Form 3 and Form 4s reporting two transactions.

Michael Castellano, a former director, failed to file timely a Form 3 and Form 4s reporting two transactions.

Bryan Maizlish, a former director, failed to file timely a Form 3 and a Form 4 reporting one transaction.

Item 10.    Executive Compensation

The following table provides certain summary information concerning the compensation earned for services rendered to us in all capacities during each of the fiscal years indicated by the persons who served as our Chief Executive Officers, Chief Financial Officer and our Senior Vice President-Chief Technology Officer during the fiscal year ended December 31, 2006. No other executive officer earned salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2006. See ‘‘Certain Relationships and Related Transactions and Director Independence’’ for information as to consulting fees paid and options granted to certain officers in fiscal 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(9) ($)	Options Awards(10) ($)	All Other Compensation ($)	Total ($)
Shawn Kreloff	2006	159,769	—	—	477,200	—	636,969
President and Chief Executive Officer(1),(2)	2005	9,808	—	—	102,500	140,808(6)	253,116
Lance Yu	2006	176,420	—	—	—	8,997(7)	185,417
Senior Vice President – Chief Technology Officer(3)	2005	137,946	—	—	61,500	5,453(7)	204,899
John Bush	2006	210,348	—	—	—	136,350(8)	346,698
Former Chief Executive Officer(4)	2005	190,479	—	—	35,943	106,666(8)	333,088
Stephen Fellows	2006	138,948	—	37,333	52,500	—	228,781
Chief Financial Officer(5)	2005	38,691	—	—	20,500	—	51,191

(1)	On August 28, 2006, the Company entered into an employment agreement with Shawn Kreloff for his services as President and Chief Executive Officer of the Company, which agreement expires on December 31, 2009. The agreement provides for an annual salary of $170,000, or such higher amount as the Board of Directors of the Company may determine, and an annual bonus based upon the achievement of targets established by the Board of Directors. Pursuant to the agreement, following the Company’s 2006 Annual Meeting of Stockholders, Mr. Kreloff was granted an option to purchase 3,000,000 shares of common stock of the Company. In the event his employment terminates involuntarily without Cause (as defined in the agreement), Mr. Kreloff will receive a severance payment equal to one year’s salary and benefits. In addition, the agreement includes a one-year post-employment, non-competition provision

(2)	Mr. Kreloff was appointed Chairman in September 2004 and President and Chief Executive Officer in May 2006 when Mr. Bush resigned. Mr. Kreloff was not paid any fees in his capacity as a director in either 2005 or 2006.

(3)	Mr. Yu has served as our Senior Vice President and Chief Technology Officer since our inception in November 2003.

(4)	Mr. Bush served as our President and Chief Executive Officer from November 12, 2003 (inception) to May 5, 2006. On July 17, 2006, we entered into a Mutual Separation Agreement and a Consulting Agreement with Mr. Bush. See ‘‘Certain Relationships and Related Party Transactions’’ for information regarding these agreements.

(5)	Mr. Fellows served as our Vice President Finance & Corporate Controller from August 2005 until May 2006 when he was appointed as our Chief Financial Officer.

(6)	Represents payment of consulting fees earned and paid in 2005. From Merger Date, April 19, 2005 to October 31, 2005 consulting fees were incurred at $20,000 per month, and decrease to $12,500 for the month of November 2005. As of December 1, 2005 the consulting agreement ended and Mr. Kreloff was hired as a full-time employee at an annual salary of $150,000.

(7)	Represents payment of a vehicle expense allowance.

(8)	For 2006, represents payment of $83,851 for consulting fees earned in 2004 and paid in 2006, as well as consulting fees of $52,500 earned and paid in 2006 under his post-separation Consulting Agreement. For 2005, represents consulting fees earned in 2004, but paid in 2005.

(9)	The amount of the restricted stock awards is calculated based on the closing market price on the date the restricted stock was granted.

(10)	The option awards valuation is based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R).

Outstanding Equity Awards at 2006 Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Shawn Kreloff	166,666	83,334	(1)	n/a	1.60	10/12/2010	n/a	n/a	n/a	n/a
Stephen Fellows	33,334	16,666	(1)	n/a	1.60	10/12/2010	n/a	n/a	n/a	n/a
Lance Yu	100,000	50,000	(1)	n/a	1.60	10/12/2010	n/a	n/a	n/a	n/a
Shawn Kreloff	—	500,000	(2)	n/a	0.70	7/13/2016	n/a	n/a	n/a	n/a
Shawn Kreloff	—	3,000,000	(3)	n/a	0.63	10/2/2016	n/a	n/a	n/a	n/a
Stephen Fellows	83,333	166,667	(4)	n/a	0.70	7/13/2016	17,777	6,666	n/a	n/a

(1)	Options granted on October 13, 2005. One-third of these options vested immediately on the date of grant, one third vested on September 30, 2006 and the remaining one third of these options will vest on September 30, 2007.

(2)	Options granted on July 13, 2006. These options will vest in three equal annual installments over a three year period on each anniversary date of the grant with vesting commencing July 13, 2007 and ending on July 13, 2009.

(3)	Options granted on October 2, 2006. These options will vest in three equal annual installments over a three year period on each anniversary date of the grant with vesting commencing on July 13, 2007 and ending on July 13, 2010.

(4)	Options granted on July 13, 2006. One-third of these options vested on the date of grant. Two-third of these options will vest in two equal annual installments over a two year period on the anniversary date commencing July 13, 2007 and ending July 13, 2008.

Compensation of Directors

On July 19, 2005, our Board adopted a new compensation plan for directors, which was amended on August 3, 2006 and again on September 29, 2006. Under the new plan, each of our independent directors receives a quarterly payment of $5,000 and $250, plus reimbursement for actual out-of-pocket expenses for each Board meeting attended in person, and $125 for each Board meeting attended telephonically. Each independent director also receives a grant of non-qualified stock options and/or restricted stock, under the new plan, immediately upon his or her election or appointment to the Board. Further, each non-employee director receives an annual option to purchase such number of shares of common stock having a value equal to approximately $40,000, with the number of shares determined based upon the trading price of the Company’s common stock on the date of grant, which option will vest in equal quarterly installments.

The Chairmen of the Audit Committee and the Compensation and Nominating Committee each receive an annual fee of $1,000 and $250, plus reimbursement for actual out-of-pocket expenses for each committee meeting attended in person and $125 for each committee meeting attended telephonically, unless the committee meeting immediately precedes or follows a Board meeting, in which event the committee members will receive $150 for attending the committee meeting in person and $75 if they attend the committee meeting telephonically. In addition, any Chairman of the Audit Committee who is also designated as an audit committee ‘‘financial expert’’ will receive a grant of non-qualified stock options and/or restricted stock, under the new plan, immediately upon his or her election or appointment to the Board.

The following table provides certain summary information concerning the compensation earned by all directors (other than those named as executive officers above) for services rendered to us during the fiscal year ended December 31, 2006.

Director Compensation

Name	Fees Earned or paid in Cash(1) ($)	Stock Awards(2) ($)	Options Awards(3) ($)	All Other Compensation(4) ($)	Total ($)
Paul C. Meyer	4,125	61,600	27,538	—	93,263
M. Jeffrey Branman	2,625	49,000	23,813	—	75,438
Michael Fields	1,750	19,600	24,040	—	45,390
Bryan Maizlish	7,375	61,600	—	20,000	88,975
Frank J. Fanzilli, Jr.	4,875	—	—	35,000	39,875
Joseph V. Vittoria	3,375	—	—	—	3,375
Michael P. Castellano	4,400	—	—	—	4,400

(1)	Consist of fees earned as director fees, including annual board member and committee chairmen fees plus fees paid for board meetings and committee meeting attendance as per the director compensation plan.

(2)	Restricted shares granted to director vest 50% on the date of grant and 50% on the first anniversary of his or her appointment to the Board

(3)	Each external director including Paul C. Meyer, M. Jeffery Branman, and Michael Fields were granted a total of 80,000 stock options, during fiscal 2006, under the new Plan for an aggregate of 240,000 stock options of which all where outstanding as at the end of fiscal 2006. Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2006. These options will vest in equal quarterly installments over a one year period on the three, six, nine, and twelve month anniversaries of the grant.

(4)	All amounts represent consulting fees paid during fiscal 2006. On July 18, 2005, we entered into a two-year consulting agreement with Mr. Frank Fanzilli, a former director, under which we paid him $5,000 per month for consulting services. In 2006, we paid him $35,000 under this contract. We engaged Mr. Maizlish for a special project related to evaluation of the Company’s operations at our office locations in Toronto, New York and Boulder. He was reimbursed at a rate of $250 per hour and spent a total of 80 hours on these projects.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 28, 2007, certain information regarding the beneficial ownership of our common stock by the following:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our directors;

•	each executive officer named in the Summary Compensation Table above; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all of the common stock owned by them. As of February 28, 2007 there were 57,809,523 shares of our common stock outstanding.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)(2)		Percentage of Common Stock Beneficially Owned(2)
Shawn Kreloff c/o Sona Mobile Holdings Corp. 245 Park Avenue, 39th Floor New York, NY 10022	3,171,577	(3)	5.5%
Paul C. Meyer c/o Shuffle Master, Inc. 1106 Palms Airport Drive Las Vegas, NV 89119	62,500	(4)(5)	*
M. Jeffrey Branman 935 First Avenue King of Prussia, PA 19406	211,250	(5)(6)	*
Michael Fields c/o Sona Mobile Holdings Corp. 825 Third Avenue, 32nd Floor New York, NY 10022	61,250	(4)(5)	*
Lance Yu c/o Sona Mobile Holdings Corp. 44 Victoria Street, Suite 801 Toronto, Ontario M5C1Y2	1,278,734	(7)	2.2%
Stephen Fellows c/o Sona Mobile Holdings Corp. 44 Victoria Street, Suite 801 Toronto, Ontario M5C1Y2	175,000	(8)	*
All directors and officers as a group (Six)	4,900,311	(9)	8.4%
Thomas R. Ellis c/o P.T. Houston, LLC 2323 North 30th Street, Suite 100 Tacoma, WA 98403	3,120,671	(10)	5.4%
Steven L. Martin c/o Slater Asset Management, LLC 825 Third Avenue, 33rd Floor New York, NY 10022	4,879,675	(11)	8.3%
Shuffle Master, Inc. 1106 Palms Airport Drive Las Vegas, NV 89119	6,007,692	(12)	10.0%
John Bush 19 Farmcrest Court Nobleton, ON L0G 1N0, Canada	5,642,020	(13)	9.7%

*	Less than 1%.

(1)	Effect is given, pursuant to Rule 13-d(1)(i) promulgated under the Exchange Act, to shares issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of the date of this Form 10-KSB.

(2)	As of February 28, 2007, 57,809,523 shares of our common stock were outstanding.

(3)	Includes 166,666 shares underlying currently exercisable options and 41,666 shares underlying currently exercisable five-year warrants.

(4)	Includes 40,000 shares issued to the security holder upon his appointment to the Board, of which 20,000 vested immediately and 20,000 will vest one year from the date of grant.

(5)	Includes 22,500, 21,250 and 21,250 shares underlying options currently exercisable or exercisable within 60 days of the date of this Form 10-KSB for Mr. Meyer, Mr. Branman and Mr. Fields, respectively.

(6)	Includes 100,000 shares issued to the security holder upon his appointment to the Board, of which 50,000 vested immediately and 50,000 will vest one year from the date of grant, and 30,000 shares underlying currently exercisable five-year warrants.

(7)	Includes 100,000 shares underlying exercisable options.

(8)	Includes 116,667 shares underlying exercisable options and 53,333 shares of restricted stock, of which 35,556 shares have vested and 17,777 which vest on August 22, 2007.

(9)	Includes 448,333 shares underlying options granted to these directors and officers.

(10)	All shares are registered in the name of PT Houston LLC, of which Mr. Ellis is the sole member and manager.

(11)	Includes shares owned directly by Mr. Martin (611,418) as well as shares he is deemed to beneficially own through his wife (8,000), through his IRA (152,400) and through his wife’s IRA (76,200). The total also includes 1,051,057 shares underlying warrants held by Mr. Martin, certain of the entities mentioned in this footnote and his wife’s IRA. Mr. Martin also has voting and investment control over shares owned by Slater Equity Partners, L.P. (1,495,700), Slater Equity Partner’s Offshore Fund Ltd. (832,500) and Slater FF&E Fund, LLC (652,400) by virtue of the fact that he is the Manager and controlling owner of Slater Asset Management, L.L.C. (SAM) and Slater Capital Management, L.L.C. (SCM). SAM is the general partner of investment limited partnerships of which SCM is the investment advisor, including Slater Equity Partners, L.P. SCM is also the investment advisor to Slater Equity Partners Offshore Fund Ltd. and the manager of Slater FF&E Fund, LLC.

(12)	Includes 2,033,333 shares underlying warrants. Dr. Mark L. Yoseloff and Messrs. Garry W. Saunders, Louis Castle and Todd Jordan are all members of Shuffle Master’s Board of Directors and, as such, have shared voting and investment control over these securities. The named individuals disclaim beneficial ownership of these securities.

(13)	Includes 58,443 shares underlying currently exercisable options, and 80,202 shares owned by Mr. Bush’s wife.

Item 12.    Certain Relationships and Related Transactions and Director Independence

In January 2006, we entered into a strategic alliance licensing and distribution agreement with Shuffle Master, under which we agreed to develop certain wireless gaming technology for Shuffle Master. Pursuant to this agreement, Shuffle Master’s game content was to be offered exclusively for mobile gaming on Sona’s Wireless Gaming System. We were entitled to receive 40% of the gross revenue received by Shuffle Master from worldwide sales of wireless ‘‘casino’’ gaming applications to customers of, or sourced by, Shuffle Master and 45% of the gross revenues received by Shuffle Master from worldwide sales of wireless ‘‘casino’’ gaming applications to customers sourced by us. In addition, all capital outlay for infrastructure and support, including the installation, integration, mobilization and servicing of the Wireless Gaming System was to be incurred by the Company. Shuffle Master beneficially owns 10% of our common stock and Paul Meyer, the president of Shuffle Master has served on the Company’s board of directors since March 28, 2006.

The licensing agreement was amended and restated in its entirety, as was a master services agreement, effective February 28, 2007. Under the terms of the amended agreements both the Company and Shuffle Master are permitted to distribute, market and sell the Casino On Demand Wireless Gaming System to gaming venues worldwide. Additionally, our Company has been granted a non-exclusive worldwide license to offer Shuffle Master’s proprietary table game content on the platform, and the Company has granted Shuffle Master a non-exclusive worldwide license to certain Sona-developed wireless platform software and enhancements that support the integration and mobilization of casino gaming applications into in-casino wireless gaming delivery systems. Under the amended agreement revenue is split on a net revenue basis and shared at a 70% – 30% split, with the larger percentage going to the party having received the revenues. Also, in connection with certain transactions with non-casino third parties, the Company and Shuffle Master will share initial up-front payments 60% – 40%, and future consideration received 40% – 60%.

On July 17, 2006, the Company entered into a mutual separation agreement and a consulting agreement with John Bush in connection with his resignation as chief executive officer of the Company. Pursuant to the terms of the separation agreement, Mr. Bush will receive $150,000 as severance pay and CAN$65,057.87 subject to all applicable withholding taxes, representing previously earned but unpaid compensation. Mr. Bush will also be entitled to reimbursement for accrued but unused vacation days with respect to calendar year 2005 and will receive medical insurance through May 31, 2007. The separation agreement contains a non-competition and non-solicitation provision for the term of the agreement. In consideration for the foregoing, Mr. Bush has provided the Company with a general release of claims. The separation agreement contains certain termination rights for both the Company and Mr. Bush, and further provides that any termination under the separation agreement will automatically terminate the consulting agreement.

Pursuant to the terms of the consulting agreement, Mr. Bush, among other things, has been engaged to develop and service the financial services and corporate enterprise solutions markets for the Company’s products and services. The term of the agreement is for a period of one year commencing on June 1, 2006, subject to extension. The consulting agreement contains representations and warranties and a non-competition and non-solicitation provision during the term of the agreement. In consideration for the services provided by Mr. Bush, he shall receive a consulting fee equal to $7,500 per month. In addition to the monthly consulting fee, Mr. Bush shall be entitled to commissions on the sales of the Company’s products and services to customers. The consulting agreement contains certain termination rights for both the Company and Mr. Bush, and further provides that, any termination under the consulting agreement shall automatically terminate the separation agreement. The consulting agreement was terminated effective December 31, 2006. Under the consulting agreement, a total of $52,500 was paid to Mr. Bush for the period from June 1, 2006 through December 31, 2006.

Each of M. Jeffrey Branman and Michael Fields are independent directors under the independence standards of the Nasdaq Stock Market (Rule 4350(c)). Paul C. Meyer, a member of the Audit Committee and the Compensation and Nominating Committee of the board of directors is not independent under the standards of the Nasdaq Stock Market (Rules 4350(c) and (d), due to his relationship with Shuffle Master described above.

Item 13.    Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of March 7, 2005 among Sona Mobile Holdings Corp., PerfectData Acquisition Corporation and Sona Mobile, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 11, 2005).
3.1	Certificate of Incorporation, as amended (incorporated by reference to the following documents (i) the Company’s Consent Solicitation dated October 26, 2004 as filed on November 1, 2004; (ii) Certificate of Designations for Series A Preferred Stock filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005; (iii) Certificate of Designations for Series B Preferred Stock filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2005; and (iv) Appendix IV to the Company’s Definitive Proxy Statement dated October 27, 2005 and filed on the same date).
3.2	By-laws of the Company (incorporated by reference to the Company’s definitive Consent Solicitation Statement, filed November 1, 2004).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Form SB-2 (file number 333-130461), filed February 2, 2006).
10.1	Amended and Restated Stock Option Plan of 2000 (incorporated by reference to Appendix III of the Company’s Definitive Proxy Statement, filed October 27, 2005),

Exhibit Number	Description
10.2	Licensing and Distribution Agreement, dated January 13, 2006, between the Company and Shuffle Master, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form SB-2 (file number 333-130461), filed April 7, 2006).
10.3	Form of Securities Purchase Agreement, dated June 30, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 7, 2006).
10.4	Form of Registration Rights Agreement, dated June 30, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 7, 2006)
10.5	Form of Warrant, dated July 7, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 7, 2006)
10.6	Letter Agreement, dated June 30, 2006, between the Company and Shuffle Master, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 7, 2006)
10.7	Mutual Separation Agreement, dated as of July 17, 2006, between the Company and John Bush (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 21, 2006).
10.8	Consulting Agreement, dated as of July 17, 2006, between the Company and John Bush (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed July 21, 2006).
10.9	Compensation Plan for Directors, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB, filed August 14, 2006).
10.10	Form of Non-Employee Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB, filed August 14, 2006).
10.11	Compensation Plan for Directors, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB, filed August 14, 2006).
10.12	Form of Non-Employee Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB, filed August 14, 2006).
10.13	Form of Non-Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB, filed August 14, 2006).
10.14	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB, filed August 14, 2006).
10.15	Private Label Partner Agreement, dated as of September 1, 2006, between the Company and Motorola, Inc., formerly Symbol Technologies, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A, filed November 1, 2006).+
10.16	2006 Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement, filed August 30, 2006).
10.17	Employment Agreement, dated as of August 28, 2006 between the Company and Shawn Kreloff (incorporated by reference to Exhibit 10.2 to the Company Quarterly Report on 10-QSB, filed August 14, 2006).
10.18	Amended and Restated Licensing And Distribution Agreement, effective as of February 28, 2007, among the Company, Sona Mobile, Inc. and Shuffle Master, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 2, 2007).

Exhibit Number	Description
10.19	Amended and Restated Master Services Agreement, effective as of February 28, 2007, between the Company and Shuffle Master, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 2, 2007).+
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-KSB, filed March 31, 2006).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form SB-2 (file no. 333-130461), filed on December 19, 2005).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

+	Portions omitted pursuant to a request for confidential treatment

Item 14.    Principal Accountant Fees and Services

For the Fiscal Year Ended December 31, 2006

Audit Fees:    The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2006 were $78,003.

Audit-Related Fees:    The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended December 31, 2006 were $28,442.

Tax Fees:    The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to tax services during the year fiscal ended December 31, 2006 were $16,733.

All Other Fees:    The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year fiscal ended December 31, 2006 was $0.

The Board of Directors has considered whether the provisions of the services covered above under the captions ‘‘All Other Fees’’ is compatible with maintaining the auditor’s independence.

For the Fiscal Year Ended December 31, 2005

Audit Fees:    The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2005 were $52,037.

Audit-Related Fees:    The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended December 31, 2005 were $15,013.

Tax Fees:    The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to tax services during the year 2005 were $17,817.

All Other Fees:    The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2005 was $0.

The Board of Directors has considered whether the provisions of the services covered above under the captions ‘‘All Other Fees’’ is compatible with maintaining the auditor’s independence.

The audit committee approves by way of a signed engagement letter on an annual basis, all services to be provided by the auditor. These services include the annual audit, the quarterly views of form 10Q-SB, other services and advice related to regular SEC filings (including registration statements) and the filing of tax returns. All services (100%) provided to the Company in 2006 and 2005 were approved by the audit committee in signed engagement letters for the respective fiscal years.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sona Mobile Holdings Corp.
(Registrant)
Date: March 29, 2007	/s/ SHAWN KRELOFF
Name: Shawn Kreloff Title: Chief Executive Officer
Date: March 29, 2007	/s/ STEPHEN FELLOWS
Name: Stephen Fellows Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SHAWN KRELOFF	President and Chief Executive Officer, and Director (principal executive officer)	March 29, 2007

Shawn Kreloff

/s/ STEPHEN FELLOWS	Chief Financial and Accounting Officer (principal financial officer and principal accounting officer)	March 29, 2007

Stephen Fellows

/s/ MICHAEL FIELDS	Director	March 29, 2007

Michael Fields

/s/ M. JEFFREY BRANMAN	Director	March 29, 2007

M. Jeffrey Branman

/s/ PAUL C. MEYER	Director	March 29, 2007

Paul C. Meyer