Form 10QSB
period 2007-03-31
SONA MOBILE HOLDINGS CORP
filed 2007-05-14
CIK 719662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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

Common Stock
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 45 days. Yes     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of May 11, 2007 was 57,777,857 shares.

Transitional Small Business Disclosure Format. Yes      No

SONA MOBILE HOLDINGS CORP.

FORM 10-QSB REPORT
March 31, 2007

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-QSB are ‘‘forward-looking statements’’ regarding the plans and objectives of management for future operations and market trends and expectations. The words ‘‘expect,’’ ‘‘believe,’’ ‘‘plan,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘anticipate,’’ ‘‘propose,’’ ‘‘seek’’ and similar words and variations thereof, when used, are intended to specifically identify forward-looking statements. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties, including but not limited to those set forth in our Registration Statement on Form SB-2, as amended and filed with the SEC on April 3, 2007. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

The terms the ‘‘Company’’, ‘‘Sona’’, ‘‘we’’, ‘‘our’’, ‘‘us’’, and derivatives thereof, as used herein refer to Sona Mobile Holdings Corp., a Delaware corporation, and its subsidiaries and its predecessor, Sona Mobile, Inc., a Washington corporation.

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
Sona Mobile Holdings Corp. And Subsidiaries
Consolidated Balance Sheet

At March 31, 2007
(unaudited)
Assets
Current:
Cash and cash equivalents	$4,191,026
Accounts receivable (net of allowance for doubtful accounts of $25,769)	168,887
Tax credits receivable	43,975
Prepaid expenses & deposits	85,216
Total current assets	4,489,104
Property and equipment:
Computer equipment	106,752
Furniture and equipment	66,811
Less: accumulated depreciation	(68,213)
Total property and equipment	105,350
Software development costs (Note 3(i))	77,546
Total Assets	$4,672,000
Liabilities and Stockholders’ Equity
Current:
Accounts payable	$422,107
Accrued liabilities & payroll (Note 13)	379,115
Deferred revenue (Note 14)	451,340
Total current liabilities	1,252,562
Total Liabilities	1,252,562

Stockholders’ equity:
Preferred Stock – 2,000,000 shares authorized, par value $.01 per share – no shares issued and outstanding	—
Common Stock – 90,000,000 shares authorized, par value $.01 per share – 57,777,857 shares issued and outstanding	577,778
Additional paid-in capital	15,800,323
Common Stock purchase warrants	4,734,965
Unamortized stock based compensation	(15,403)
Accumulated other comprehensive (loss)	(49,795)
Accumulated deficit	(17,628,430)
Total stockholders’ equity	3,419,438
Total Liabilities and Stockholders’ Equity	$4,672,000

See accompanying notes to consolidated financial statements.

Item 1. Consolidated Financial Statements (Continued)
Sona Mobile Holdings Corp. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)

Net Revenue	$148,127	$125,324

Operating expenses
Depreciation and amortization	12,285	7,837
General and administrative expenses	545,590	573,053
Professional fees	397,459	297,906
Development expenses	545,047	383,665
Selling and marketing expenses	346,268	1,300,984
Total operating expenses	1,846,649	2,563,445
Operating loss	(1,698,522)	(2,438,121)

Interest income	55,739	17,015
Interest expense	(464)	(953)
Other income and expense (Note 15)	(11,825)	(177,383)
Net loss	(1,655,072)	(2,599,442)
Foreign currency translation adjustment	1,067	25,405

Comprehensive loss	$(1,654,005)	$(2,574,037)

Net loss per share of common stock – basic and diluted (Note 6)	$(0.03)	$(0.07)

Weighted average number of shares of common stock outstanding – basic and diluted	57,806,060	39,896,829

See accompanying notes to consolidated financial statements

Item 1. Consolidated Financial Statements (Continued)
Sona Mobile Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Cash provided by (used in):

Operating activities
Net loss	$(1,655,072)	$(2,599,442)

Adjustments for:
Depreciation and amortization	12,285	7,837
Amortization of restricted stock-based compensation	17,976	148,000
Stock option expense	99,326	87,657
Gain on revaluation of common stock purchase warrants	—	146,655

Changes in non-cash working capital assets and liabilities:
Accounts receivable	35,492	167,514
Prepaid expenses & deposits	10,750	(34,449)
Accounts payable	71,732	(126,371)
Accrued liabilities & payroll	(33,681)	42,773
Deferred revenue	61,778	63,986
Net cash used in operating activities	(1,379,414)	(2,095,840)

Investing activities
Software development costs	(77,546)	—
Acquisition of property & equipment	(34,595)	—
Net cash used in investing activities	(112,141)	—

Financing activities
Proceeds from the sale of common stock	—	1,664,400
Proceeds from exercise of stock options	—	2,668
Proceeds from the issuance of common stock purchase warrants	—	1,335,600
Net cash provided by financing activities	—	3,002,668

Effect of exchange rate changes on cash & cash equivalents	419	25,497

Change in cash & cash equivalents during the period	(1,491,136)	932,325
Cash & cash equivalents, beginning of period	5,682,162	1,286,912
Cash & cash equivalents, end of period	$4,191,026	2,219,237

There were no amounts paid in cash for taxes or interest in the first three months of 2007 or 2006.

See accompanying notes to consolidated financial statements.

Note 1.    Going Concern and Management’s Plans

The accompanying consolidated financial statements of Sona Mobile Holdings Corp. (the ‘‘Company’’) have been prepared assuming that the Company will continue as a going concern. However, since its inception in November 2003, the Company has generated minimal revenue, has incurred substantial losses and has not generated any positive cash flow from operations. The Company has relied upon the sale of shares of equity securities to fund its operations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

At March 31, 2007, the Company had total cash and cash equivalents of $4.2 million held in current and short-term deposit accounts. Management believes that based on the current level of spending, this cash will only be sufficient to fund the Company’s operations until September 2007. Based on the current business plan, the Company will be obligated to seek additional financing before that time. There can be no assurance that the Company will be able to successfully implement its plans to raise additional capital or to increase revenue.The Company may not be able to obtain additional capital or generate new revenue opportunities on a timely basis, on favorable terms, or at all. If the Company cannot successfully implement its plans, the Company’s liquidity, financial condition and business prospects will be materially and adversely affected and the Company may have to cease operations.

Note 2.    Company Background and Description of Business

Sona Mobile, Inc. (‘‘Sona Mobile’’) was formed under the laws of the State of Washington in November 2003 for the purpose of acquiring Sona Innovations, Inc. (‘‘Innovations’’), which it did in December 2003. On April 19, 2005, Sona Mobile merged (the ‘‘Merger’’) with and into Perfect Data Acquisition Corporation, a Delaware corporation (‘‘PAC’’) and a wholly-owned subsidiary of PerfectData Corporation, also a Delaware corporation (‘‘PerfectData’’). Under the terms of that certain Agreement and Plan of Merger dated as of March 7, 2005, (i) PAC was the surviving company but changed its name to Sona Mobile, Inc.; (ii) the pre-merger shareholders of Sona Mobile received stock in PerfectData representing 80% of the voting power in PAC post-merger; (iii) all of Perfect Data’s officers resigned and Sona Mobile’s pre-merger officers were appointed as the new officers of PerfectData; and (iv) four of the five persons serving as directors of PerfectData resigned and the remaining director appointed the three pre-merger directors of Sona Mobile to the PerfectData Board of Directors. In November 2005, PerfectData changed its name to ‘‘Sona Mobile Holdings Corp.’’

At the time of the Merger, PerfectData was essentially a shell company that was not engaged in an active business. Upon completion of the Merger, PerfectData’s only business was the historical business of Sona Mobile and the pre-merger shareholders of Sona Mobile controlled PerfectData. Accordingly, Sona Mobile was deemed the accounting acquirer and the Merger was accounted for as a reverse acquisition of a public shell and a recapitalization of Sona Mobile. No goodwill was recorded in connection with the Merger and the costs were accounted for as a reduction of additional paid-in-capital. The pre-merger financial statements of Sona Mobile are treated as the historical financial statements of the combined companies and its historical stockholders’ equity was adjusted to reflect the new capital structure.

The Company is a wireless software and service provider specializing in value-added services to data-intensive vertical and horizontal market segments. The Company develops and markets wireless data applications for mobile devices in the rapidly growing wireless data marketplace. The Company operates as one business segment focused on the development, sale and marketing of wireless application software.

The Company’s value proposition is to unlock, integrate and seamlessly deliver all types of data to wireless devices, whether streaming financial markets data for the investment banking industry, complex databases and enterprise applications for supporting all areas of a corporate organization or live television and digital radio delivery to the growing consumer market via channel and content partners — anytime, anywhere. The Company markets its products and services principally to two large vertical markets.

•	Gaming and entertainment. The Company proposes to (i) deliver casino games wirelessly in designated areas on casino properties; (ii) offer real-time, multiplayer games that accommodate an unlimited number of players; (iii) deliver games on a play-for-free or wagering basis (where permitted by law) on mobile telephone handsets over any carrier network; and (iv) deliver horse and sports wagering applications, where legal, for on-track and off-track wagering, including live streaming video of horse races and other sports events. The Company also proposes to deliver content via channel partners and content partners, including live streaming television, digital radio, specific theme downloads for mobile phones, media downloads and gaming applications.

•	Financial services and enterprise software. The Company’s products and services extend enterprise applications to the wireless arena, such as customer relationship management systems, sales force automation systems, information technology (IT) service desk and business continuity protocols, all of which the Company believes are delivered in compliance with the current regulatory environment. One of the Company’s primary focuses is to develop solutions for the data-intensive investment banking community and client-facing applications for the retail banking industry.

These products and services are deliverable globally across most of the major cellular networks and prominent wireless device operating systems. The Company’s revenues consist primarily of project, licensing and support fees relating to our Sona Wireless Platform (‘‘SWP’’) and related end-user wireless application software products made available to enterprises and cellular operators.

Note 3.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly-owned subsidiary, Sona Mobile, as well as Sona Mobile’s wholly-owned subsidiaries, Innovations, a Canadian company and Sona Ltd. (‘‘Sona Ltd.’’), which is incorporated in the United Kingdom. All material inter-company accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 and the notes thereto included in Form 10-KSB filed with the United States Securities and Exchange Commission on March 29, 2007. Results of consolidated operations for the interim periods are not necessarily indicative of the operating results to be attained for the entire fiscal year.

Recently issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. The Company adopted this provision on January 1, 2007. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense or penalties recognized during the quarter ended March 31, 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (‘‘SFAS 157’’), ‘‘Fair Value Measurements.’’ SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS No. 157 is effective for the first fiscal period beginning after November 15, 2007. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the potential impact of adopting SFAS No. 157 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard will provide companies with the option to measure certain financial assets and financial liabilities at fair value. This standard requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard also requires disclosure of additional information to identify the effects of a company’s fair value election on its earnings. The provisions of SFAS No. 159 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the potential impact of adopting SFAS No. 159 on its financial statements.

(a)	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sona Mobile, Sona Mobile’s wholly-owned subsidiary, Innovations and Sona Ltd. All inter-company accounts and transactions have been eliminated in consolidation.

(b)	Cash and cash equivalents

Cash and cash equivalents are comprised of cash and term deposits with original maturity dates of less than 90 days. Cash and cash equivalents are stated at cost, which approximates market value, and are concentrated in three major financial institutions.

(c)	Foreign currency translation

The functional currency is the U.S. dollar as that is the currency in which the Company primarily generates revenue and expends cash. In accordance with the provisions of Statement of Financial Accounting Standards (‘‘SFAS’’) No. 52, ‘‘Foreign Currency Translation,’’ assets and liabilities denominated in a foreign currency have been translated at the period end rate of exchange. Revenue and expense items have been translated at the transaction date rate. For Innovations, which uses its local currency (Canadian dollar) as the functional currency, the resulting translation adjustments are included in other comprehensive income, as the company is a foreign self-sustaining operation. Other gains or losses resulting from foreign exchange transactions are reflected in earnings.

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

In April 2006, the Company completed the acquisition of certain software from Digital Wasabi, LLC, a Colorado limited liability company (‘‘Digital Wasabi’’). The software, which has not been fully developed, is intended to facilitate the playing of certain games of chance, such as bingo and poker, on mobile wireless communication devices. The in-process purchased software does not meet the criteria for capitalization as prescribed in SFAS 86 and as such was expensed in the quarter of acquisition.

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

The Company derives revenue from license and service fees related to customization and implementation of the software being licensed. License fees are recognized in accordance with Statement of Position (‘‘SOP’’) 97-2, ‘‘Software Revenue Recognition,’’ as amended by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, ‘‘Accounting for Performance of Construction-Type and Certain Production-Type Contracts.’’ Service fees on contracts when future development is required are recorded on a percentage of completion or completed-contract basis depending on whether or not reliable estimates of the costs to complete the work can be obtained. License fees are recognized when the rights to use the software transfer, as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is probable. When license fees are not fixed and determinable, they are recognized over the service period as they become determinable. The deferred revenues are amounts invoiced or received prior to completion of service.

(i)	Research and software development costs

The Company incurs costs on activities that relate to research and the development of new software products. Research costs are expensed as they are incurred. Costs are reduced by tax credits where applicable. Software development costs to establish the technological feasibility of software applications developed by the Company are charged to expense as incurred. In accordance with SFAS 86, certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, a portion of the internal labor costs and external consulting costs associated with essential wireless software development and enhancement activities are capitalized. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis of amortization over the estimated economic lives of the applications, not to exceed 5 years. Capitalized software development costs are periodically evaluated for impairment. Gross software development costs for the three-months ended March 31, 2007 and 2006 were $622,593 and $383,665, respectively. For the quarter ended March 31, 2007, $77,546 of the gross software development costs met the criteria of SFAS 86 for capitalization of software development costs and accordingly were capitalized as of that date with a corresponding reduction of software development expenses for the quarter. Capitalized software development costs were $77,546 and $0 as of March 31, 2007 and 2006, respectively.

(j)	Stock-based compensation

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

During the first quarter of fiscal 2007 and during fiscal 2006 the Company issued stock options to directors, officers, and employees under the Amended and Restated Stock Option Plan of 2000 and the 2006 Incentive Plan as described in Note 11 to our consolidated financial statements. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model, using a range of risk-free interest rates of 4.24% – 5.17%, option terms ranging from 3 to 6.25 years, expected volatility of 65% and no dividend.

(k)	Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

(l)	Derivatives

The Company follows the provisions of SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (SFAS No. 133) along with related interpretations EITF No. 00-19 ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’’ (EITF 00-19) and EITF No. 05-2 ‘‘The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19’’ (EITF 05-2). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period, and their value is marked to market with the gain or loss recognition recorded against earnings. The Company uses the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment. At March 31, 2007, there were no derivative instruments reported on the Company’s balance sheet.

Note 4.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. Customer account balances with invoices dated over 90 days are considered delinquent. The Company maintains reserves for potential credit losses based upon its loss history, its aging analysis and specific account review. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Such losses have been within management’s expectations. The Company has some exposure to a concentration of credit risk as it relates to specific industry segments, as historically its customers have been primarily concentrated in the financial services industry. Since revenues are derived in large part from single projects, the Company bears some credit risk due to a high concentration of revenues from individual customers. During the first quarter of fiscal 2007, 88% of total revenues were generated from two customers that individually represented over 10% of total revenue each. During the first quarter of fiscal 2006, 81% of total revenues were generated from four customers individually representing over 10% of total revenue each.

We had a balance of $25,769 in our Allowance for Doubtful Accounts provision as of March 31, 2007. This balance consists of provisions made in previous quarters. There were no bad debt write-offs against the provision in 2007. There was a total of $22,792 of bad debt write offs against the provision in 2006.

Note 5.    Stockholders’ Equity

In January 2006, the Company sold 2,307,693 shares of common stock and a warrant to purchase 1,200,000 shares of our common stock to Shuffle Master, Inc. (‘‘Shuffle Master’’) for $3.0 million. This warrant has an exercise price of $2.025 per share and expires on July 12, 2007. Using the Black-Scholes option model, the warrant was valued at $1,335,600 using a volatility of 65%, a term of 18 months, an expected dividend yield of 0% and a risk-free interest rate of 4.4%.

During fiscal 2006, a total of 43,334 stock options were exercised resulting in total proceeds to the Company of $69,334. A total of 457,778 shares of restricted stock were issued during fiscal 2006 to directors, officers and employees under the Company’s compensation plans. Other stock transactions in 2006 included the issuance of 800,000 shares for the purchase of technology from Digital Wasabi. No cash proceeds were received in connection with these issuances and the stock was valued relative to the market price on the date of issuance.

On July 7, 2006 the Company closed a private placement to accredited investors whereby it sold 16,943,323 shares of common stock and warrants to purchase 8,471,657 shares of common stock for net proceeds of approximately $9.3 million after payment of commissions, as well as legal and accounting expenses. The warrants have an exercise price of $0.83 per share, subject to downward adjustment if the Company does not meet specified annual revenue targets, and are exercisable at any time during the period commencing July 7, 2006 and ending July 7, 2011. As a result of the Company not meeting the specified revenue targets for 2006, the exercise price of the warrants was adjusted downwards to $0.70 per share as of December 31, 2006. The warrants were valued at $3,114,595 using the Black-Scholes option-pricing model, assuming a risk-free interest rate of 5.10%, a five-year expected life, a volatility rate of 65%, and a dividend yield of 0%. The remainder of the net proceeds from the financing was credited to common stock and additional paid in capital.

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

Series B Stock Warrants

In June 2005, the Company sold 3,848,700 shares accompanied by warrants to purchase 962,175 shares of its common stock to accredited investors for gross proceeds of $5.05 million (the ‘‘Series B Financing’’). As part of the financing transaction, the Company agreed to register and did register for resale the shares of common stock underlying the Series B Preferred Stock and the Series B Warrants. The registration statement became effective on April 24, 2006. During the second quarter of 2006, the Company issued an additional 8,553 Series B Warrants to the Series B investors because the registration statement was not declared effective by April 19, 2006, as required by the Series B financing agreements.

From the date of issuance through the quarter ended March 31, 2006, the warrants issued in the Series B Financing were classed as a liability in accordance with the provisions of SFAS 133, SFAS 150 and EITF 00-19. These standards require the Company to re-measure the value at the end of each reporting period with the resulting increase or decrease to the liability reported as a component of the Consolidated Statements of Operation and Comprehensive Loss. As a result of the increase in the value of the warrants from the time of issuance to the quarter ended March 31, 2006, a cumulative revaluation expense of $246,675 was included in Other Income and Expense. This included $146,655 for the first quarter of 2006 and $100,020 which was booked in 2005.

Upon the effectiveness of the resale registration statement on April 24, 2006, the Company determined that the provisions of EITF 00-19 allowed the Company to reclassify these financial instruments as equity. In accordance with EITF 00-19, the warrants were valued as of the date of the effectiveness of the registration statement and were reclassified as equity. The gain of $614,981 as a result of the April 24, 2006 valuation was charged to other income in the second quarter of 2006.

The warrants issued in the Series B Financing had an exercise price of $1.968 per share. The issuance of 2,307,693 shares to Shuffle Master in January 2006 at a share price of $1.30 per share and the issuance of 16,943,332 shares at $0.60 in the July 2006 private placement financing triggered an anti-dilution provision of the Series B Warrants. As such, the revised exercise price for the Series B Warrants was revised to $1.542 per share in the third quarter of 2006.

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

The calculation of diluted earnings (loss) per share did not include 5,942,500 shares of the Company’s common stock issuable upon the exercise of options nor did it include the 10,642,385 shares issuable upon exercise of the common stock warrants, as their inclusion in the calculation would be anti-dilutive.

Note 7.    Commitments

Lease commitments.    The Company leases office space in Toronto, Ontario and Boulder, Colorado. The Company was released from its lease obligation in New York, New York, which was to expire at the end of December 2007, at the end of September 2006. The Company is currently leasing space in New York, New York on a short-term basis under a lease which runs to May 2007, for its corporate headquarters and sales and support functions. The Company intends to renew its lease on substantially the same terms on a short-term basis when the current lease agreement expires. The Company has agreed with the existing landlord to move the Boulder office into new space commencing May 2007. This move terminated the existing lease and has been replaced by a new lease covering the new space. The lease of the new Boulder office commences on May 1, 2007 and will run through September 2010. Office lease expenses for the three-month periods ended March 31, 2007 and 2006 were approximately $101,000 and $158,000, respectively. In addition, the Company leases an apartment in Las Vegas, Nevada, which runs to February 28, 2008, as a cost effective way to house employees during frequent business visits to Las Vegas. The Company also leases office equipment. These leases have been classified as operating leases. Office equipment lease expenses for the three-month periods ended March 31, 2007 and 2006 were approximately $28,172 and $4,643, respectively. Future lease commitments by year are as follows (2007 amounts are for nine months):

	Future Lease Commitments by Year (US$)
	2007	2008	2009	2010	2011
Office Space Leases:
United States	$121,290	$116,362	$125,926	$96,836	$—
Canada	39,213	99,581	102,656	105,783	108,963
Total Office Space	160,503	215,943	228,582	202,619	108,963
Office Equipment	106,400	141,572	60,509	596	—
Total Lease Commitments	$266,903	$357,515	$289,091	$203,215	$108,963

Purchase commitments.    On September 1, 2006, the Company entered into a Private Label Partner Agreement (the ‘‘Agreement’’) with Motorola, Inc., pursuant to which the Company has the exclusive right to purchase certain private label wireless solution products from Motorola to support the Company’s development of a secure wireless handheld gaming system. The Agreement requires that the Company purchase a specified minimum number of units over the three-year term of the Agreement. In the event such minimum purchase requirement is not met, Motorola has the right to adjust the unit purchase price to a level commensurate with the Company’s volume and the private label exclusivity under the Agreement will be void. The Company believes that in the event of either the loss of private label exclusivity or the renegotiation of the unit purchase price, its consolidated financial statements would not be materially affected.

Note 8.    Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The reported book value of all financial instruments approximates fair values, due to their short term nature.

The Company is subject to credit risk with respect to its accounts receivable to the extent that debtors do not meet their obligations. The Company monitors the age of its accounts receivable and may delay development or terminate information fees if debtors do not meet payment terms.

The Company is subject to foreign currency risk with respect to financial instruments denominated in a foreign currency. As of March 31, 2007, approximately 10% of the Company’s assets and 42% of its liabilities were denominated in Canadian dollars and exposed to foreign currency fluctuations.

Note 9.    Income Taxes

Deferred tax benefits arising from net operating loss carry forwards were determined using the applicable statutory rates. At March 31, 2007, the Company had net deferred tax assets of approximately $6 million arising from net operating loss (NOL) carry-forwards. The NOL carry-forwards, which are available to offset future profits of the Company, begin to expire in 2010 if not utilized and expire in varying amounts through 2026. These deferred taxes benefits are fully offset by valuation allowances as there can be no assurance that the Company will earn sufficient future profits to utilize the loss carry-forwards. The net operating loss carry-forward balances vary from the applicable percentages of net loss due to expenses, primarily amortization and write off of software rights, recognized under generally accepted accounting principles, but not deductible for tax purposes.

The Company adopted the provisions of Financial Accounting Standards Board (‘‘FASB’’) Interpretation 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,’’ (‘‘FIN 48’’) on January 1, 2007. As the Company has a valuation allowance against the full amount of its net deferred tax asset, the adoption of FIN 48 did not have an impact on the financial statements for the quarter ended March 31, 2007.  The Company does not expect FIN 48 to have an impact on the financial statements in the next 12 fiscal months.

Note 10.    Related Party Transactions

During the three months ended March 31, 2007, total payments of $19,789 were made to Shuffle Master (a 10% beneficial shareholder whose President has been a member of our Board of Directors since March 28, 2006). These payments were entirely for the reimbursement of expenses paid by Shuffle Master on behalf of the Company, relating to the development and certification of the wireless gaming platform.

Note 11.    Stock-Based Compensation

The Company’s 2006 Incentive Plan (the ‘‘2006 Plan’’), which is stockholder approved, permits the grant of options, restricted stock, and other stock awards to its directors, officers, and employees for up to 7 million shares of common stock. The Company believes such awards align the interest of its directors, officers, and employees with those of its shareholders and encourage directors, officers, and employees to act as equity owners of the Company. Prior to the adoption of the 2006 Plan, the Company had an Amended and Restated Stock Option Plan of 2000, which was terminated with respect to future grants effective upon the stockholder’s approval of the 2006 Plan in September 2006.

Stock Options

Options awards are granted with exercise price equal to, or in excess of, market value at the date of grant. Accordingly, in accordance with SFAS 123(R) and related interpretations, compensation expense is recognized for the stock option grants. The options become exercisable on a prorated basis over a one to four year vesting period, and expire within 10 year after the grant date.

SFAS 123(R) requires the cash flow from tax benefits for deductions in excess of the compensation costs recognized for share-base payments awards to be classified as financing cash flows. Due to the Company’s loss position, there was no such tax benefit during the three month periods ending March 31, 2007 and 2006.

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provision of SFAS 123(R). Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free rate and the Company’s divided yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimate of fair value made by the Company. The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used for options granted:

	2007	2006
Expected term (years)	6.25 years	3.09 years
Risk-free interest rate	4.49%	4.61%
Volatility	65.0%	65.0%
Dividend yield	0.0%	0.0%

As of March 31, 2007, the number of outstanding stock options as a percentage of the number of outstanding shares was approximately 10.3%. During the first quarter of fiscal 2007, 305,000 stock options were granted with a total grant-date fair value of $91,927. During the first quarter of fiscal 2006, 5,000 stock options were granted with a total grant-date fair value of $5,135. These stock options were granted under the Company’s option plans. The following table summarizes option transactions under the Company’s stock option plans since January 1, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted average Remaining Contractual Term
Outstanding, January 1, 2007	5,869,277	0.807	8.459
Granted	305,000	0.480	9.951
Exercised	—	—	—
Cancelled	(231,777)	1.212	6.022
Outstanding, March 31, 2007	5,942,500	0.774	8.387
Vested and expected to vest at March 31, 2007	4,332,834	0.816	8.398
Exercisable at March 31, 2007	901,923	1.290	3.796

The aggregate intrinsic value of options outstanding, options vesting and expected to vest, and options exercisable as of March 31, 2007 was nil ,nil, and nil respectively, as all outstanding options had an exercise price greater than the market price as of March 31, 2007. The intrinsic value is calculated as the difference between the market value on exercise date and the option price of the shares. The closing market value per share as of March 30, 2007 was $0.37 as reported by NASDAQ.

A summary of the status of the Company’s non-vested shares as of March 31, 2007 is as follows:

Non-vested Shares	Shares	Weighted average Grant-Date Fair Value
Non-vested at January 1, 2007	4,918,909	$0.2993
Granted	305,000	0.3014
Vested	(60,000)	0.3141
Cancelled	(123,322)	0.3943
Non-vested at March 31, 2007	5,040,577	$0.2873

As of March 31, 2007, there was $761,621 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the plans. The unrecognized compensation cost is expected to be realized over a weighted average period of 2.13 years.

Restricted Stock Awards

In the first quarter of 2007, there were no restricted stock awards by the Company. In 2006, the Company granted 220,000 shares of restricted stock to non-employee directors and 190,000 shares of restricted stock to employees and former employees. These 410,000 shares of common stock were valued at the estimated fair market value (closing market price less an estimated 30% lack of marketability discount) on the date of grant and are charged as stock compensation expense over the vesting period. The marketability discount was based upon our consultation with an independent valuation expert.

Compensation expense recognized for the amortization of stock-based compensation related to restricted stock was $17,976 and $148,000, respectively for the three month periods ending March 31, 2007 and 2006.

Note 12. Segment Information

As described above in Note 2, the Company primarily markets its products and services to two different sales verticals. However, management has determined that the Company operates as one business segment which focuses on the development, sale and marketing of wireless application software. The Company currently maintains development, sales and marketing operations in the United States and Canada. The following financial information concerns operations by geographic segment for the three months ended March 31, 2007 and 2006:

	2007	2006
Revenue
North America	$145,762	$104,359
Europe	2,365	20,965
Total	$148,127	$125,324

Revenue by geographic segment is determined based on the location of our customers. For the three-months ended March 31, 2007 and 2006, sales to customers in North America accounted for 98% and 83% of total revenues respectively; while sales outside North America accounted for 2% and 17% of total revenue respectively.

2007
Property and Equipment
United States	$47,186
Canada	58,164
Total	$105,350

Property and equipment includes only assets held for use, and is reported by geographic segment based on the physical location of the assets at the end of the first quarter of fiscal 2007.

Note 13.    Accrued Liabilities and Payroll

Accrued Liabilities and Payroll consist of, as at March 31:

2007
Accrued payroll and related expenses	$189,712
Accrued professional fees	140,076
Accrued vendor obligations	37,721
Other taxes payable	11,606
Total	$379,115

Note 14.    Deferred Revenues

Deferred revenue occurs where the Company invoices customers for project work that has not been completed at the balance sheet date. The Company’s deferred revenue balance as of March 31, 2007 was $451,340.

Note 15.    Other Income and Expenses

Other income and expenses include miscellaneous items such as foreign exchange gains or losses and nonrecurring transactions such as gains or losses from the revaluation of derivatives and related instruments. For the quarter ended March 31, 2007, this expense category consisted entirely of a foreign exchange loss in the amount of $11,825. For the quarter ended March 31, 2006, this expense category consisted of a loss of $146,655 relating to the revaluation of the Series B Warrants classified as a liability as of March 31, 2006 and a foreign exchange loss of $30,728.

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. See ‘‘Forward Looking Statements’’ on page 2 of this report. Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.

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

•	Gaming and entertainment. We propose to (i) deliver casino games wirelessly in designated areas on casino properties; (ii) offer real-time, multiplayer games that accommodate an unlimited number of players; (iii) deliver games on a play-for-free or wagering basis (where permitted by law) on mobile telephone handsets over any carrier network; and (iv) deliver horse and sports wagering applications, where legal, for on-track and off-track wagering, including live streaming video of horse races and other sports events. . We also propose to deliver content via channel partners and content partners, including live streaming television, digital radio, specific theme downloads for mobile phones, media downloads and gaming applications.

•	Financial services and enterprise software. Our products and services extend enterprise applications to the wireless arena, such as customer relationship management systems, sales force automation systems, information technology (IT) service desk and business continuity protocols, all of which we believe are delivered in compliance with the current regulatory environment. One of our primary focuses is to develop solutions for the data-intensive investment banking community and client-facing applications for the retail banking industry.

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

In 2006, in conjunction with our strategic alliance with Shuffle Master and because of the perceived opportunities for wireless applications in the gaming industry, we switched our primary sales and development focus towards the gaming industry. We continue to focus on the financial services and enterprise market sectors for products, customers and verticals where we have previously experienced success or where we perceive significant opportunities to exist.

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

Approximately 78% of our revenue for the fiscal quarter ended March 31, 2007 resulted from upfront development fees for project work and approximately 22% from continuing license subscriptions. During the comparative fiscal quarter ended 2006, 68% of revenue resulted from project work and 32% from continuing subscriptions. Much of our project work is attributable to new engagements for which we received upfront development fees. We believe that in future quarters, the ratio will move toward continuing license subscription revenue, as we start to transition from focusing on custom projects in the financial services and enterprise segment and move towards longer term licensing contracts in the gaming industry in conjunction with our strategic alliance with Shuffle Master, Inc. (‘‘Shuffle Master’’). As the relationship with Shuffle Master progresses and new leads are generated, we anticipate that significant business opportunities will emerge. However, we cannot assure you that our relationship with Shuffle Master will progress or that any such business opportunities will emerge, or if they do, that any such opportunity will result in a definitive arrangement with any enterprises in the gaming industry, or that any such definitive arrangement will be profitable.

Significant Transactions

In January 2006, we entered into a strategic alliance distribution and licensing agreement with Shuffle Master, a leading provider of table gaming content, to license, develop, distribute and market ‘‘in casino’’ wireless handheld gaming content and delivery systems to gaming venues throughout the world. Under the terms of the agreement, we agreed to develop a Shuffle Master-branded wireless gaming platform powered by our SWP for in-casino use, which would feature handheld versions of Shuffle Master’s proprietary table game content, as well as other proprietary gaming content and public domain casino games. In conjunction with this strategic alliance, Shuffle Master invested $3 million in the Company, in exchange for common stock and warrants to purchase common stock in our Company. This agreement was amended and restated in February 2007. Under the terms of the amended agreement and the amended and restated master services agreement both the Company and Shuffle Master are permitted to distribute, market and sell the Casino On Demand Wireless Gaming System to gaming venues worldwide. Additionally, our Company has been granted a non-exclusive worldwide license to offer Shuffle Master’s proprietary table game content on the platform, and the Company has granted Shuffle Master a non-exclusive worldwide license to certain Company developed wireless platform software and enhancements that support the integration and mobilization of casino gaming applications into in-casino wireless gaming delivery systems. Shuffle Master beneficially owns 10% of our common stock and its President is a member of our Board of Directors.

On April 28, 2006, we purchased certain intellectual property assets from Digital Wasabi LLC, a Colorado limited liability company (‘‘Digital Wasabi’’). The purchase price was 800,000 shares of our common stock. The assets consist of intellectual property in the form of software under development related to communications and gaming. The principals and employees of Digital Wasabi became our employees and are based in our Boulder, Colorado office. While we believe this purchased technology will have significant future value, the software does not meet the criteria for capitalization as prescribed by SFAS 86 and as such was written off in the quarter of acquisition.

On July 7, 2006, we closed a private placement to accredited investors whereby we sold 16,943,323 shares of common stock and warrants to purchase 8,471,657 shares of common stock for gross proceeds of approximately $10.1 million before payment of commissions and expenses. The warrants had an exercise price of $0.83 per share, subject to downward adjustment if the Company does not meet specified annual revenue targets, and are exercisable at any time during the period commencing July 7, 2006 and ending July 7, 2011. The funds from the financing will primarily be used for general working capital purposes. During the fourth quarter of fiscal 2006, as a result of the Company not meeting the specified revenue targets, the exercise price of the warrants was adjusted downwards to an exercise price of $0.70 per share. As of March 31, 2007, the exercise price of the warrants remained at $0.70 per share. We used $300,000 of the funds raised to repurchase 650,000 shares of common stock from our former chief executive officer, John Bush. We agreed to file and filed a registration statement with the U.S. Securities and Exchange Commission (the ‘‘SEC’’) to register the resale of the shares of common stock issued in the private placement, as well as the shares of common stock issuable upon exercise of the aforementioned warrants. Such registration statement was declared effective by the SEC on November 3, 2006. A post-effective amendment to this registration statement was filed on April 3, 2007, which amendment was declared effective by the SEC on April 11, 2007.

Corporate History

Sona Mobile (‘‘Sona Mobile’’) was formed under the laws of the State of Washington in November 2003 for the purpose of acquiring Sona Innovations, Inc. (‘‘Innovations’’), which it did in December 2003. On April 19, 2005, Sona Mobile merged (the ‘‘Merger’’) with and into PerfectData Acquisition Corporation, a Delaware corporation (‘‘PAC’’) and a wholly-owned subsidiary of PerfectData Corporation, also a Delaware corporation (‘‘PerfectData’’). Under the terms of that certain Agreement and Plan of Merger dated as of March 7, 2005, (i) PAC was the surviving company but changed its name to Sona Mobile, Inc.; (ii) the pre-merger shareholders of Sona Mobile received stock in PerfectData representing 80% of the voting power in PAC post-merger; (iii) all of PerfectData’s officers resigned and Sona Mobile’s pre-merger officers were appointed as the new officers of PerfectData; and (iv) four of the five persons serving as directors of PerfectData resigned and the remaining director appointed the three pre-merger directors of Sona Mobile to the PerfectData Board of Directors. In November 2005, PerfectData changed its name to Sona Mobile Holdings Corp.

At the time of the Merger, PerfectData was essentially a shell company that was not engaged in an active business. Upon completion of the Merger, PerfectData’s only business was the historical business of Sona Mobile and the pre-merger shareholders of Sona Mobile controlled PerfectData. Accordingly, the Merger was accounted for as a reverse acquisition of a public shell and a recapitalization of Sona Mobile. No goodwill was recorded in connection with the Merger and the costs were accounted for as a reduction of additional paid-in-capital. The pre-merger financial statements of Sona Mobile are treated as the historical financial statements of the combined companies. The historical financial statements of PerfectData prior to the Merger are not presented. Furthermore, because Sona Mobile is deemed the accounting acquirer, its historical stockholders’ equity has been adjusted to reflect the new capital structure.

Critical Accounting Policies

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (‘‘GAAP’’). These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of its financial statements. Management is also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. Management periodically evaluates these estimates and assumptions including those relating to revenue recognition, impairment of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, restructuring, income taxes, stock-based compensation and contingencies and litigation. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable based on specific circumstances. Management reviews the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. These estimates and assumptions form the basis for judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Further, changes in accounting and legal standards could adversely affect our future operating results. Our critical accounting policies include: revenue recognition, allowance for doubtful accounts, capitalized software, income taxes, stock-based compensation, and derivatives, each of which are discussed below.

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

Capitalized Software Development Costs

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes ‘‘technologically feasible.’’ Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. As of March 31, 2007, certain development costs of the Company did meet the criteria under SFAS 86 for the capitalization of software development costs. Accordingly, $77,546 of software development costs are capitalized as of March 31, 2007.

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

During the first quarter of fiscal 2007 and during fiscal 2006 the Company issued stock options to directors, officers, and employees under the Amended and Restated Stock Option Plan of 2000 and the 2006 Incentive Plan as described in Note 11 to our consolidated financial statements. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model, using a range of risk-free interest rates of 4.24% – 5.17%, option terms ranging from 3 to 6.25 years, expected volatility of 65% and no dividend.

Derivatives

We follow the provisions of SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (SFAS No. 133’’) along with related interpretations EITF No. 00-19 ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’’ (‘‘EITF 00-19’’) and EITF No. 05-2 ‘‘The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19’’ (‘‘EITF 05-2’’). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities under the fair value method at the end of each reporting period, and their value is marked to market with the gain or loss recognition recorded against earnings. We use the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. These assumptions require significant management judgment.

Results of Operations

Our business is in its early stages and consequently our financial results are difficult to compare from one period to the next. We expect such period-to-period differences to continue to be significant over the next several quarters, until we have a number of full years of operations.

Comparison of three months ended March 31, 2007 and 2006

For the three months ended March 31, 2007, we had a comprehensive loss of $1.65 million compared to a comprehensive loss of $2.57 million for the three months ended March 31, 2006. The decrease in comprehensive loss of $0.92 million over the comparative fiscal quarter ended 2006 is primarily due to the decrease of $0.95 million in selling and marketing expenses caused by our change in sales focus to a channel and partner based selling model and the reduction of other expense by $166,000, related primarily to the reclassification as equity of warrants classified as a liability in the 2006 period. A channel and partner based selling model requires significantly less sales resources than a direct sales model, as it leverages the resources of the sales channels and partners. Decreases in these two categories were partially offset by increases in professional fees and development expenses totaling $261,000. The following table compares our consolidated statement of operations data for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007	2006
Net Revenue	$148,127	$125,324
Operating expenses
Depreciation and amortization	12,285	7,837
General and administrative expenses	545,590	573,053
Professional fees	397,459	297,906
Development expenses	545,047	383,665
Selling and marketing expenses	346,268	1,300,984
Total operating expenses	1,846,649	2,563,445
Operating loss	(1,698,522)	(2,438,121)
Interest income	55,739	17,015
Interest expense	(464)	(953)
Other income and expense	(11,825)	(177,383)
Net loss	(1,655,072)	(2,599,442)
Foreign currency translation adjustment	1,067	25,405
Comprehensive loss	$(1,654,005)	$(2,574,037)

Net Revenue

Net Revenue in the first quarter of fiscal 2007 was $148,000 compared to net revenue of $125,000 for the comparable quarter of fiscal 2006, an increase of 18%. The net revenue of $148,000 for the first quarter of fiscal 2007 included $135,000 of licensing fees and $13,000 of maintenance fees. Approximately 22% of the current quarter revenue is attributable to continuing license subscriptions and the balance relates to new projects begun this quarter and recognition of deferred revenue for projects completed.

Operating expenses

Total operating expenses for the first quarter of fiscal 2007 were $1.85 million compared to $2.56 million for the comparable quarter of 2006. There were substantial changes in the type of expenses incurred this quarter versus the same quarter a year ago. Selling and marketing expenses decreased by $955,000 or 73%, as we moved from a direct sales model to a partner and channel-based selling model which requires less headcount resources. Development expenses increased by $161,000 or 42% reflecting an increase in the number of developers, as well as increased product development costs related to the development and testing of our wireless gaming solution. General and administrative expenses decreased slightly while professional fees increased primarily due to legal costs relating to the renegotiation of the Shuffle Master contracts.

Depreciation and amortization

Depreciation and amortization expenses for the first quarter of fiscal 2007 were $12,000 compared to $8,000 in the comparable quarter of fiscal 2006. The depreciation and amortization expense for the first quarter of both years was composed of depreciation of property, plant and equipment.

General and Administrative expenses

General and administrative expenses for the first quarter of 2007 were $546,000 compared to $573,000 for the comparable quarter in 2006, a 5% decrease. Related payroll and rent expenses decreased in total by 28% during the first quarter of fiscal 2007 compared to the same quarter of fiscal 2006. These decreases were substantially off-set by increases in equipment rental, travel and entertainment, insurance, and stock based compensation expenses.

Professional fees

Professional fees for the first quarter of fiscal 2007 were $397,000, compared to $298,000 for the comparable quarter of fiscal 2006, a 33% increase. The increase in this category was caused by legal fees relating to the renegotiation of the Shuffle Master agreements. Accounting fees remained flat at approximately $30,000 in the first quarter of 2007 versus the first quarter of fiscal 2006. Other professional fees, consisting of investor relations and recruiting costs, declined slightly to $35,000 for the first quarter of fiscal 2007 compared to $38,000 in the first quarter of fiscal 2006.

Development expenses

Development expenses for the first quarter of fiscal 2007 were $545,000 compared to $384,000 for the comparable quarter of fiscal 2006, a 42% increase. Payroll related expenses increased by 20% from $352,000 in last year’s quarter to $423,000 in the current quarter reflecting the hiring of additional developers to support the wireless gaming software product development effort. Travel expense increased by $13,000 and product development and consulting expenses increased by $108,000, which were both also primarily connected to the wireless gaming software development project.

Selling and marketing expenses

Selling and marketing expenses for the first quarter of fiscal 2007 were $346,000 compared to $1,301,000 for the same period in fiscal 2006, a 73% decrease. The decrease in expenses is attributable to the significant effort undertaken in 2006 to reduce the selling costs associated with our products by switching to a partner and channel driven sales model, instead of the relatively expensive direct sales model we had previously employed. Our personnel and sales contractor costs decreased by 67%, from $874,000 in the first quarter of 2006 to $285,000 in the current quarter. Expenses related to marketing, advertising and trade shows decreased from $59,000 in the first quarter of fiscal 2006 to $22,000 in the first quarter of 2007, as we reduced our direct marketing efforts. Travel expenses also decreased substantially in this category from $199,000 last year to $35,000 this year in the comparable quarters, which also reflected our reduced level of sales personnel.

Other income and expense

Other expense of $12,000 for the first quarter of fiscal 2007 consisted of foreign currency fluctuation. The other expense amount in the first quarter of 2006 consisted of $30,000 in foreign exchange fluctuation and $147,000 related to the revaluation of the warrants carried as a liability on the balance sheet at that time, in accordance with the provisions of EITF 00-19. In the second quarter of 2006, these warrants were reclassified as equity and as such do not require revaluation at the end of subsequent quarters.

Interest income

Interest income is derived from investing unused cash balances in short-term liquid investments. Average cash balances for the first quarter were higher in fiscal 2007 than in fiscal 2006, resulting in the higher level of interest income of $56,000 in the current year’s quarter versus $17,000 in the prior year’s first quarter.

Interest expense

The interest expense amounts of under $1,000 in the first quarters of both 2007 and 2006 relate primarily to bank charges and wire fees.

Foreign currency translation adjustment

Prior period retained earnings on Innovations’ books are translated at historical exchange rates while the rest of the financial statement line items are translated at current period rates. The resulting difference is treated as gain or loss due to foreign currency translation during the period. The fact that there was a relatively insignificant fluctuation in the Canadian dollar exchange rate in the first quarter of 2007 is reflected in a minor gain in this category for such first quarter of 2007, as compared to the larger translation adjustment gain incurred in the first quarter of fiscal 2006 when the exchange fluctuation was more significant, as the U.S. dollar strengthened against the Canadian dollar.

Liquidity and Capital Resources

At March 31, 2007, we had total cash and cash equivalents of $4.2 million held in current and short-term deposit accounts. We believe that based on our current level of spending, this cash will only be sufficient to fund our operations until September 2007. Based on our current business plan, we will be obligated to seek additional financing before that time.

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

Because of our limited revenue and cash flow from operations, we depend on financing transactions to support our working capital and capital expenditure requirements. Through March 31, 2007, we had accumulated losses of approximately $17.6 million, which were financed primarily through sales of equity securities. Since our inception in November 2003 through March 31, 2007, we have raised approximately $20 million in equity financing. In 2006, this included the sale of 2,307,693 shares of our common stock and warrants to purchase 1,200,000 shares of our common stock to Shuffle Master for $3.0 million in January 2006. The Shuffle Master warrants have an exercise price of $2.025 per share and expire on July 12, 2007. The sale of these shares and the issuance of the warrants were in connection with the original strategic alliance distribution and licensing agreement between us and Shuffle Master.

In addition, on July 7, 2006, we closed a private placement to accredited investors whereby we sold 16,943,323 shares of common stock and warrants to purchase 8,471,657 shares of common stock at an exercise price of $0.83 per share, subject to downward adjustment if the Company does not meet specified annual revenue targets, for gross proceeds of approximately $9.3 million after payment of commissions and expenses. As of December 31, 2006, as a result of the Company not meeting the specified annual revenue targets, the exercise price of the warrants was adjusted downwards to $0.70 per share.

Our working capital at March 31, 2007 was $3.2 million compared to our working capital of $4.9 million at December 31, 2006, a decrease of $1.64 million. Our current ratio at March 31, 2007 was 3.6 to 1 compared to our current ratio of 5.2 to 1 at December 31, 2006. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities.

Overall, for the first quarter of fiscal 2007, we had a net cash decrease of just under $1.5 million, attributable primarily to net cash used in operating activities. The primary components of our operating cash flows are net loss adjusted for non-cash expenses, such as depreciation and amortization, stock-based compensation, and the changes in accounts receivable, accrued liabilities and payroll, deferred revenue, and accounts payable. Cash used in operating activities was $1.38 million in the first quarter of 2007 versus $2.10 million in the first quarter of 2006, a $716,000 improvement. This improvement was primarily caused by the decrease in net loss on a year over year basis.

There were capital expenditures of $34,595 and software development costs of $77,546 were capitalized during the first quarter of fiscal 2007.

As at March 31, 2007, we had no indebtedness.

Commitment and Contingencies

Lease commitments.    The Company leases office space in Toronto, Ontario and Boulder, Colorado. The Company was released from its lease obligation in New York, New York, which was to expire at the end of December 2007, at the end of September 2006. The Company is currently leasing space in New York, New York on a short-term basis under a lease which runs to May 2007, for our corporate headquarters and sales and support functions. The Company intends to renew its lease on substantially the same terms on a short-term basis when the current lease agreement expires. The Company has agreed with the existing landlord to move the Boulder office into new space commencing May 2007. This move terminated the existing lease and was replaced by a new lease covering the new space. The lease of the new Boulder office commences on May 1, 2007 and will run through September 2010. Office lease expenses for the three-month periods ended March 31, 2007 and 2006 were approximately $101,000 and $158,000, respectively. In addition, the Company leases an apartment in Las Vegas, Nevada, which lease runs to February 28, 2008, as a cost effective way to house employees during frequent business visits to Las Vegas. The Company also leases office equipment. These leases have been classified as operating leases. Office equipment lease expenses for the three-month periods ended March 31, 2007 and 2006 were approximately $28,172 and $4,643, respectively. Future lease commitments by year are as follows (2007 amounts are for nine months):

Future Lease Commitments by Year
(US$)

	2007	2008	2009	2010	2011
Office Space Leases:
United States	$121,290	$116,362	$125,926	$96,836	$—
Canada	39,213	99,581	102,656	105,783	108,963
Total Office Space	160,503	215,943	228,582	202,619	108,963
Office Equipment	106,400	141,572	60,509	596	—
Total Lease Commitments	$266,903	$357,515	$289,091	$203,215	$108,963

Purchase commitments.    On September 1, 2006, the Company entered into a Private Label Partner Agreement (the ‘‘Agreement’’) with Motorola, Inc. (‘‘Motorola’’), formerly Symbol Technologies, Inc., pursuant to which the Company has the exclusive right to purchase certain private label wireless solution products from Motorola to support the Company’s development of a secure wireless handheld gaming system. The Agreement requires that the Company purchase a specified minimum number of units over the three-year term of the Agreement. In the event such minimum purchase requirement is not met, Motorola has the right to adjust the unit purchase price to a level commensurate with the Company’s volume and the private label exclusivity under the Agreement will be void. The Company believes that in the event of either the loss of private label exclusivity or the renegotiation of the unit purchase price, its consolidated financial statements would not be materially affected.

Off-Balance Sheet Arrangements

As of March 31, 2007, there were no off-balance sheet arrangements.

Item 3.    Controls And Procedures

Evaluation of Disclosure Controls and Procedures.    The Company’s management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s ‘‘disclosure controls and procedures’’ (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) of the end of the period covered by this quarterly report (the ‘‘Evaluation Date’’). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the Evaluation Date to ensure that (i) information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules and forms, and (ii) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.    There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.    Exhibits.

Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 7, 2005 among the Company, PAC and Sona Mobile (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 11, 2005).
3.1	Certificate of Incorporation, as amended (incorporated by reference to the following documents (i) the Company’s Consent Solicitation dated October 26, 2004 as filed on November 1, 2004; (ii) Certificate of Designations for Series A Preferred Stock filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005; (iii) Certificate of Designations for Series B Preferred Stock filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2005; and (iv) Appendix IV to the Company’s Definitive Proxy Statement dated October 27, 2005 and filed on the same date).
3.2	By-laws of the Company (incorporated by reference to the Company’s definitive Consent Solicitation Statement, filed November 1, 2004).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Form SB-2 (file number 333-130461), filed February 2, 2006).
10.1	Amended and Restated Licensing And Distribution Agreement, effective as of February 28, 2007, among the Company, Sona Mobile and Shuffle Master (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 2, 2007).
10.2	Amended and Restated Master Services Agreement, effective as of February 28, 2007, between the Company and Shuffle Master (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed March 2, 2007). +
10.3	Software Development Agreement, effective as of March 15, 2007, between the Company and Daily Racing Form, LLC.*+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Portions omitted pursuant to a request for confidential treatment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sona Mobile Holdings Corp.
(Registrant)
Date: May 14, 2007	/s/ Shawn Kreloff
Chief Executive Officer
Date: May 14, 2007	/s/ Stephen Fellows
Chief Financial Officer (Principal Financial Officer)