Form 10QSB
period 2007-06-30
SONA MOBILE HOLDINGS CORP
filed 2007-08-14
CIK 719662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of August 9, 2007 was 57,832,857 shares.

Transitional Small Business Disclosure Format. Yes     No

SONA MOBILE HOLDINGS CORP.

FORM 10-QSB REPORT
June 30, 2007

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

PART I
FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Sona Mobile Holdings Corp. And Subsidiaries
Consolidated Balance Sheet

At June 30, 2007
(unaudited)
Assets
Current:
Cash and cash equivalents	$2,722,166
Accounts receivable (net of allowance for doubtful accounts of $12,926)	88,173
Tax credits receivable	47,656
Prepaid expenses & deposits	74,574
Total current assets	2,932,569
Property and equipment:
Computer equipment	125,173
Furniture and equipment	84,055
Less: accumulated depreciation	(76,565)
Total property and equipment	132,663
Software development costs (Note 3(i))	316,821
Total Assets	$3,382,053
Liabilities and Stockholders’ Equity
Current:
Accounts payable	$256,763
Accrued liabilities & payroll (Note 13)	496,228
Deferred revenue (Note 14)	441,143
Total current liabilities	1,194,134
Total Liabilities	1,194,134
Stockholders’ equity:
Preferred Stock – 2,000,000 shares authorized, par value $.01 per share – no shares issued and outstanding
Common Stock – 90,000,000 shares authorized, par value $.01 per share – 57,817,857 shares issued and outstanding	578,178
Additional paid-in capital	15,898,349
Common Stock purchase warrants	4,734,965
Unamortized stock based compensation	(16,055)
Accumulated other comprehensive (loss)	(75,707)
Accumulated deficit	(18,931,811)
Total stockholders’ equity	2,187,919
Total Liabilities and Stockholders’ Equity	$3,382,053

See accompanying notes to consolidated financial statements.

Item 1.    Consolidated Financial Statements   (Continued)

Sona Mobile Holdings Corp. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenue	$267,182	165,429	$415,309	290,753
Operating expenses
Depreciation and amortization	15,722	8,950	28,007	16,787
General and administrative expenses	696,133	727,005	1,241,723	1,300,065
Professional fees	228,332	302,180	625,791	600,086
Development expenses	372,130	370,029	917,177	753,694
Selling and marketing expenses	299,695	938,663	645,963	2,239,647
Total operating expenses	1,612,012	2,346,827	3,458,661	4,910,279
Operating loss	(1,344,830)	(2,181,398)	(3,043,352)	(4,619,526)
Interest income	39,256	19,638	94,995	36,653
Interest expense	—	(1,013)	(464)	(1,965)
Other income and expense	2,194	230,573	(9,631)	53,190
Net loss	$(1,303,380)	(1,932,200)	$(2,958,452)	(4,531,648)
Foreign currency translation adjustment	(25,912)	(215,462)	(24,845)	(190,057)
Comprehensive loss	$(1,329,292)	(2,147,662)	$(2,983,297)	(4,721,705)
Net loss per share of common stock – basic and diluted	$(0.02)	(0.05)	$(0.05)	(0.11)
Weighted average number of shares of common stock outstanding – basic and diluted (note 6)	57,782,692	40,914,710	57,794,312	40,408,581

See accompanying notes to consolidated financial statements.

Item 1.    Consolidated Financial Statements   (Continued)

Sona Mobile Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Six months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities
Net loss	$(2,958,452)	(4,531,648)
Adjustments for:
Depreciation and amortization	28,007	16,787
Loss on disposal of fixed assets	5,171	—
Write-off of in-process purchased technology	—	597,652
Amortization of restricted stock-based compensation	8,200	205,882
Stock based compensation	183,751	154,967
Gain on revaluation of common stock purchase warrants	—	(468,326)
Changes in non-cash working capital assets and liabilities:
Accounts receivable, net	116,206	284,849
Tax credits receivable	—	(14,689)
Prepaid expenses & deposits	21,392	(2,484)
Accounts payable	(93,612)	223,741
Accrued liabilities & payroll	83,432	(34,375)
Deferred revenue	51,581	21,794
Net cash used in operating activities	(2,554,324)	(3,545,850)
Investing activities
Software development costs	(316,821)	—
Acquisition of property & equipment	(78,914)	(3,741)
Net cash used in investing activities	(395,735)	(3,741)
Financing activities
Proceeds from the sale of common stock	—	1,664,400
Proceeds from exercise of stock options	—	69,334
Proceeds from the issuance of common stock purchase warrants	—	1,335,600
Net cash provided by financing activities	—	3,069,334
Effect of exchange rate changes on cash & cash equivalents	(9,937)	(188,380)
Change in cash & cash equivalents during the period	(2,959,996)	(668,637)
Cash & cash equivalents, beginning of period	5,682,162	1,286,912
Cash & cash equivalents, end of period	$2,272,166	618,275

There were no amounts paid in cash for taxes or interest in the first six months of 2007 or 2006.

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

At June 30, 2007, the Company had total cash and cash equivalents of $2.7 million held in current and short-term deposit accounts. Management believes that based on the current level of spending, this cash will only be sufficient to fund the Company’s operations until November 2007. Based on the current business plan, the Company will be obligated to seek additional financing before that time. There can be no assurance that the Company will be able to successfully implement its plans to raise additional capital or to increase revenue. The Company may not be able to obtain additional capital or generate new revenue opportunities on a timely basis, on favorable terms, or at all. If the Company cannot successfully implement its plans, the Company’s liquidity, financial condition and business prospects will be materially and adversely affected and the Company may have to cease operations.

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

These products and services are deliverable globally across most of the major cellular networks and prominent wireless device operating systems. The Company’s revenues consist primarily of project, licensing and support fees relating to our Sona Wireless Platform and related end-user wireless application software products made available to enterprises and cellular operators.

In 2006, in conjunction with the Company’s strategic alliance with Shuffle Master and because of the perceived opportunities for wireless applications in the gaming industry, the primary sales and development focus of the Company was switched towards the gaming industry. The Company continues to focus on the financial services and enterprise market sectors for products, customers and verticals where success has previously been experienced or where significant opportunities are perceived to exist.

Note 3.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (‘‘GAAP’’) for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly-owned subsidiary, Sona Mobile, as well as Sona Mobile’s wholly-owned subsidiaries, Innovations, a Canadian company and Sona Ltd. (‘‘Sona Ltd.’’), which is incorporated in the United Kingdom. All material inter-company accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 and the notes thereto included in Form 10-KSB filed with the United States Securities and Exchange Commission on March 29, 2007. Results of consolidated operations for the interim periods are not necessarily indicative of the operating results to be attained for the entire fiscal year.

Recently issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109

(FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. The Company adopted this provision on January 1, 2007. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the six months ended June 30, 2007.

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

(f)    Software rights

In April 2006, the Company completed the acquisition of certain software from Digital Wasabi, LLC, a Colorado limited liability company (‘‘Digital Wasabi’’). The software, which has not been fully developed, is intended to facilitate the playing of certain games of chance, such as bingo and poker, on mobile wireless communication devices. The in-process purchased software does not meet the criteria for capitalization as prescribed in SFAS No. 86 ‘‘Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed’’ (‘‘SFAS 86’’) and as such was expensed in the quarter of acquisition.

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

(i)    Research and software development costs

The Company incurs costs on activities that relate to research and the development of new software products. Research costs are expensed as they are incurred. Costs are reduced by tax credits where applicable. Software development costs to establish the technological feasibility of software applications developed by the Company are charged to expense as incurred. In accordance with SFAS 86, certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, a portion of the internal labor costs and external consulting costs associated with essential wireless software development and enhancement activities are capitalized. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis of amortization over the estimated economic lives of the applications, not to exceed 5 years. Capitalized software development costs are periodically evaluated for impairment. Gross software development costs for the six-months ended June 30, 2007 and 2006 were $1,156,452 and $753,694, respectively. For the three months period ended June 30, 2007, $239,275 of the gross software development costs met the criteria of SFAS 86 for capitalization of software development costs and accordingly were capitalized as of that date with a corresponding reduction of software development expenses for the quarter. Capitalized software development costs were $316,821 as of June 30, 2007.

(j)    Stock-based compensation

As of January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, FASB Statement of Financial Accounting Standards No. 123 – revised 2004 (‘‘SFAS 123R’’), ‘‘Share-Based Payment’’ which replaced Statement of Financial Accounting Standards No. 123 (‘‘SFAS 123’’), ‘‘Accounting for Stock-Based Compensation’’ and supersedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures, as adjusted for estimated forfeitures.

During the first and second quarters of fiscal 2007, the Company issued stock options to directors, officers, and employees under the 2006 Incentive Plan (the ‘‘2006 Plan’’) as described in Note 11 to our consolidated financial statements. During the first and second quarters of fiscal 2006, the Company issued stock options to directors, officers, and employees under the Amended and Restated Stock Option Plan of 2000 which is also described in Note 11 to our consolidated financial statements. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model.

(k)    Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

(l)    Derivatives

The Company follows the provisions of SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS No. 133’’) along with related interpretations EITF No. 00-19 ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’’ (‘‘EITF 00-19’’) and EITF No. 05-2 ‘‘The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19’’ (EITF 05-2). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period, and their value is marked to market with the gain or loss recognition recorded against earnings. The Company uses the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment. At June 30, 2007, there were no derivative instruments reported on the Company’s balance sheet.

Note 4.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. Customer account balances with invoices dated over 90 days are considered delinquent. The Company maintains reserves for potential credit losses based upon its loss history, its aging analysis and specific account review. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Such losses have been within management’s expectations. The Company has some exposure to a concentration of credit risk as it relates to specific industry segments, as historically its customers have been primarily concentrated in the financial services industry. Since revenues are derived in large part from single projects, the Company bears some credit risk due to a high concentration of revenues from individual customers. During the second quarter of fiscal 2007, 93% of total revenues were generated from four customers that individually represented over 10% of total revenue each (Customer A – 19%, Customer B – 12%, Customer C – 17%, Customer D – 45%). During the second quarter of fiscal 2006, 80% of total revenues were generated from four customers individually representing over 10% of total revenue each (Customer A – 31%, Customer B – 21%, Customer E – 14%, Customer F – 14%).

We had a balance of $12,926 in our Allowance for Doubtful Accounts provision as of June 30, 2007. This balance consists of provisions made in previous quarters. There was a total of $15,000 of bad debt write-offs against the provision in 2007. There was a total of $22,792 of bad debt write offs against the provision in 2006.

Note 5.    Stockholders’ Equity

In January 2006, the Company sold 2,307,693 shares of common stock and a warrant to purchase 1,200,000 shares of our common stock to Shuffle Master, Inc. (‘‘Shuffle Master’’) for $3.0 million. This warrant had an exercise price of $2.025 per share which expired on July 12, 2007 without being exercised. Using the Black-Scholes option-pricing model, the warrant was valued at $1,335,600 using a volatility of 65%, a term of 18 months, an expected dividend yield of 0% and a risk-free interest rate of 4.4%.

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

Series B Warrants

In June 2005, the Company sold 3,848.7 shares of Series B Convertible Preferred Stock (the ‘‘Series B Preferred Stock’’) accompanied by common stock purchase warrants (the ‘‘Series B Warrants’’) to purchase 962,175 shares of its common stock to accredited investors for gross proceeds of $5.05 million (the ‘‘Series B Financing’’). As part of the financing transaction, the Company agreed to register and did register for resale the shares of common stock underlying the Series B Preferred Stock and the Series B Warrants. The registration statement became effective on April 24, 2006. During the second quarter of fiscal 2006, the Company issued an additional 8,553 Series B Warrants to the investors in the Series B Financing because the registration statement was not declared effective by April 19, 2006, as required by the Series B Financing agreements.

From the date of issuance through the quarter ended March 31, 2006, the Series B Warrants were classed as a liability in accordance with the provisions of SFAS 133, SFAS 150 ‘‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity’’, and EITF 00-19. These standards require the Company to re-measure the value at the end of each reporting period with the resulting increase or decrease to the liability reported as a component of the Consolidated Statements of Operation and Comprehensive Loss. As a result of the increase in the value of the Series B Warrants from the time of issuance to the quarter ended March 31, 2006, a cumulative revaluation expense of $246,675 was included in Other Income and Expense. This included $146,655 for the first quarter of 2006 and $100,020 which was booked in 2005.

Upon the effectiveness of the resale registration statement on April 24, 2006, the Company determined that the provisions of EITF 00-19 allowed the Company to reclassify these financial instruments as equity. In accordance with EITF 00-19, the Series B Warrants were valued as of the date of the effectiveness of the registration statement and were reclassified as equity. The gain of $614,981 as a result of the April 24, 2006 valuation was charged to other income in the second quarter of 2006.

The Series B Warrants had an exercise price of $1.968 per share. The issuance of 2,307,693 shares to Shuffle Master in January 2006 at a share price of $1.30 per share and the issuance of 16,943,332 shares at $0.60 in the July 2006 private placement financing triggered an anti-dilution provision of the Series B Warrants. As such, the exercise price for the Series B Warrants was revised to $1.542 per share in the third quarter of 2006.

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

The calculation of diluted earnings (loss) per share did not include 7,153,668 shares of the Company’s common stock issuable upon the exercise of options nor did it include the 10,642,385 shares issuable upon exercise of the common stock warrants, as their inclusion in the calculation would be anti-dilutive.

Note 7.    Commitments

Lease commitments.    The Company leases office space in Toronto, Ontario and Boulder, Colorado. The Company was released from its lease obligation in New York, New York, which was to expire at the end of December 2007, at the end of September 2006. The Company is currently leasing space in New York, New York on a short-term basis under a lease which runs to December 2007, for its corporate headquarters and sales and support functions. The Company intends to renew its lease on substantially the same terms on a short-term basis when the current lease agreement expires. The Company agreed with the existing landlord to move the Boulder office into new space as of May 2007. This move terminated the existing lease which was replaced by a new lease covering the new space. The lease of the new Boulder office commenced on May 1, 2007 and will run through September 2010. Office lease expenses for the three month periods ended June 30, 2007 and 2006 were approximately $110,000 and $177,000, respectively. In addition, the Company leases an apartment in Las Vegas, Nevada, which runs to February 28, 2008, as a cost effective way to house employees during frequent business visits to Las Vegas. The Company also leases office equipment. These leases have been classified as operating leases. Office equipment lease expenses for the three-month periods ended June 30, 2007 and 2006 were approximately $49,000 and $18,000, respectively. Future lease commitments by year are as follows (2007 amounts are for the remaining six months of fiscal 2007):

	Future Lease Commitments by Year
	(US$)
	2007	2008	2009	2010	2011
Office Space Leases:
United States	$148,018	$116,362	$125,926	$96,836	$—
Canada	35,059	107,917	111,249	114,638	118,084
Total Office Space	183,078	224,279	237,175	211,474	118,084
Office Equipment	72,147	143,973	60,975	646	—
Total Lease Commitments	$255,224	$368,252	$298,150	$212,120	$118,084

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

The Company is subject to foreign currency risk with respect to financial instruments denominated in a foreign currency. As of June 30, 2007, approximately 7% of the Company’s assets and 49% of its liabilities were denominated in Canadian dollars and exposed to foreign currency fluctuations.

Note 9.    Income Taxes

Deferred tax benefits arising from net operating loss carry forwards were determined using the applicable statutory rates. At June 30, 2007, the Company had net deferred tax assets of approximately $6.7 million arising from net operating loss (NOL) carry-forwards. The NOL carry-forwards, which are available to offset future profits of the Company, begin to expire in 2010 if not utilized and expire in varying amounts through 2026. These deferred taxes benefits are fully offset by valuation allowances as there can be no assurance that the Company will earn sufficient future profits to utilize the loss carry-forwards. The net operating loss carry-forward balances vary from the applicable percentages of net loss due to expenses, primarily amortization and write off of software rights, recognized under GAAP, but not deductible for tax purposes.

The Company adopted the provisions of FASB Interpretation 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,’’ (‘‘FIN 48’’) on January 1, 2007. As the Company has a valuation allowance against the full amount of its net deferred tax asset, the adoption of FIN 48 did not have an impact on the financial statements for the six months ended June 30, 2007.  The Company does not expect FIN 48 to have an impact on the financial statements in the current fiscal year.

Note 10.    Related Party Transactions

During the three months ended June 30, 2007, total payments of $6,954 were made to Shuffle Master (a 10% beneficial shareholder, whose President had been a member of our Board of Directors from March 28, 2006 through June 12, 2007). These payments were entirely for the reimbursement of expenses paid by Shuffle Master on behalf of the Company, relating to the development and certification of the wireless gaming platform. There were no other related party transactions during this period.

Note 11.    Stock-Based Compensation

The 2006 Plan, which is stockholder approved, permits the grant of options, restricted stock, and other stock awards to its directors, officers, and employees for up to 7 million shares of common stock. The Company believes such awards align the interest of its directors, officers, and employees with those of its shareholders and encourage directors, officers, and employees to act as equity owners of the Company. Prior to the adoption of the 2006 Plan, the Company had an Amended and Restated Stock Option Plan of 2000, which was terminated with respect to future grants effective upon the stockholder’s approval of the 2006 Plan in September 2006.

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

SFAS 123(R) requires the cash flow from tax benefits for deductions in excess of the compensation costs recognized for share-base payments awards to be classified as financing cash flows. Due to the Company’s loss position, there was no such tax benefit during the six month periods ending June 30, 2007 and 2006.

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provision of SFAS 123(R). Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free interest rate as of the date of the grant and the Company’s divided yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimate of fair value made by the Company. The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used for options granted:

	2007	2006
Expected term (years)	3.0 years	3.1 years
Risk-free interest rate	4.90%	4.71%
Volatility	55.0%	65.0%
Dividend yield	0.0%	0.0%
Expected forfeiture	33.3%	33.3%

As of June 30, 2007, the number of outstanding stock options as a percentage of the number of outstanding shares was approximately 12.4%. During the second quarter of fiscal 2007, 1,310,000 stock options were granted with a total estimated grant-date fair value of $246,542. During the second quarter of fiscal 2006, 75,000 stock options were granted with a total estimated grant-date fair value of $15,005. These stock options were granted under the Company’s option plans. The following table summarizes option transactions under the Company’s stock option plans since January 1, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted average Remaining Contractual Term
Outstanding, January 1, 2007	5,869,277	0.807	8.459
Granted	1,690,000	0.450	9.977
Exercised	—	—	—
Cancelled	(405,609)	1.266	7.064
Outstanding, June 30, 2007	7,153,668	0.710	8.488
Vested and expected to vest at June 30, 2007	5,220,335	0.746	8.495
Exercisable at June 30, 2007	960,673	1.251	3.8990

The aggregate intrinsic value of options outstanding, options vested and expected to vest, and options exercisable as of June 30, 2007 was $52,400, $34,933, and nil respectively. Certain of the options outstanding, and options vesting and expected to vest as of June 30, 2007 had exercise prices less than the market price on June 30, 2007. All options which were vested and exercisable as of

June 30, 2007 had exercise prices greater than the market price as on the same date.The intrinsic value is calculated as the difference between the market price on exercise date and the exercise price of the shares. The closing market price as of June 30, 2007 was $0.48 as reported on the OTC Bulletin Board.

A summary of the status of the Company’s non-vested options as of June 30, 2007 is as follows:

Non-vested Options	Options	Weighted average Grant-Date Fair Value
Non-vested at January 1, 2007	4,918,909	0.2993
Granted	1,690,000	0.2092
Vested	(183,332)	0.1986
Cancelled	(297,164)	0.3670
Non-vested at June 30, 2007	6,192,995	0.2212

As of June 30, 2007, there was $805,687 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2006 Plan and the Amended and Restated Stock Option Plan of 2000. The unrecognized compensation cost is expected to be realized over a weighted average period of 2.24 years.

Restricted Stock Awards

In the second quarter of fiscal 2007, the Company granted 40,000 shares of restricted common stock to a newly appointed non-employee director in accordance with the Company’s compensation plan for directors. In 2006, the Company granted 220,000 shares of restricted stock to non-employee directors and 190,000 shares of restricted stock to employees and former employees. These 450,000 shares of common stock were valued at the estimated fair market value (closing market price less an estimated 30% lack of marketability discount) on the date of grant and are charged as stock compensation expense over the vesting period. The marketability discount was based upon our consultation with an independent valuation expert.

Compensation expense recognized for the amortization of stock-based compensation related to restricted stock was $13,348 and $41,000, respectively for the three month periods ending June 30, 2007 and 2006, and $31,360 and $205,882, respectively for the six month periods ending June 30, 2007 and 2006.

Note 12.    Segment Information

As described above in Note 2, the Company primarily markets its products and services to two different sales verticals. However, management has determined that the Company operates as one business segment which focuses on the development, sale and marketing of wireless application software. The Company currently maintains development, sales and marketing operations in the United States and Canada. The following table shows revenues by geographic segment for the three and six month periods ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue
North America	$220,596	$145,028	$365,608	$249,387
Europe	46,586	20,401	49,701	41,366
Total	$267,182	$165,429	$415,309	$290,753

Revenue by geographic segment is determined based on the location of our customers. For the three-months ended June 30, 2007 and 2006, sales to customers in North America accounted for 83% and 88% of total revenues respectively; while sales outside North America accounted for 17% and 12%

of total revenue respectively. For the six months ended June 30, 2007 and 2006, sales to customers in North America accounted for 88% and 86% of total revenues respectively; while sales outside North America account for 12% and 14% of total revenue respectively.

2007
Property and Equipment
United States	$68,509
Canada	64,154
Total	$132,663

Property and equipment includes only assets held for use, and is reported by geographic segment based on the physical location of the assets as at June 30, 2007.

Note 13.    Accrued Liabilities and Payroll

Accrued Liabilities and Payroll consist of, as at June 30:

2007
Accrued payroll and related expenses	$197,841
Accrued professional fees	210,592
Accrued vendor obligations	85,499
Other taxes payable	2,296
Total	$496,228

Note 14.    Deferred Revenues

Deferred revenue occurs where the Company invoices customers for project work that has not been completed at the balance sheet date. The Company’s deferred revenue balance as of June 30, 2007 was $441,143.

Note 15.    Other Income and Expense

Other income and expenses include miscellaneous items such as foreign exchange gains or losses and nonrecurring transactions such as gains or losses from the revaluation of derivatives and related instruments. For the fiscal quarter ended June 30, 2007, other income and expense consisted of a foreign exchange gain in the amount of $7,494 and a loss resulting from the write off of fixed assets in the amount of $5,171. For the fiscal quarter ended June 30, 2006, other income and expense consisted of a gain of $614,981 relating to the reclassification of the Series B Warrants from a liability to equity as of the registration statement effective date in the second quarter of 2006, in accordance with the provisions of EITF 00-19, and also a foreign exchange gain of $201,080. In addition, there were offsetting amounts for the same period in 2006 related to the write off of in-process purchased technology of $597,652 and a gain arising from the adjustment of other taxes in the amount of $12,164.

For the six month period ended June 30, 2007, other income and expense was a loss of $9,631 consisting of a loss of $5,171 related to a write off of fixed assets and an exchange loss of $4,460. Comparatively, during the same six month period of fiscal 2006, other income and expense was a gain of $53,190 which consisted of the amounts described in the previous paragraph, in addition to a loss of $146,655 relating to the revaluation of the Series B Warrants classified as a liability and a foreign exchange loss of $30,728.

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

Our consolidated financial statements included elsewhere in this report have been prepared assuming that we will continue as a going concern. Since our inception in November 2003, we have generated minimal revenue, have incurred net losses and have not generated positive cash flow from operations. We have relied primarily on the sale of shares of equity to fund our operations. In addition, our cash reserves are only sufficient to fund our current level of operating expenses to November 2007. In view of our continuing losses, our auditors in their report on our December 31, 2006 consolidated financial statements (included in our 2006 Annual Report on Form 10-KSB) have stated that these continuing losses raise substantial doubt about our ability to continue as a going concern.

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

Approximately 62% of our revenue for the fiscal quarter ended June 30, 2007 resulted from upfront development fees for project work and approximately 38% from continuing license subscriptions. During the comparative fiscal quarter ended 2006, 80% of revenue resulted from project work and 20% from continuing subscriptions. Much of our project work is attributable to new engagements for which we received upfront development fees. We believe that in future quarters, the ratio will move toward continuing license subscription revenue, as we transition from focusing on custom projects in the financial services and enterprise segment and move towards longer term licensing contracts in the gaming industry in conjunction with our strategic alliance with Shuffle Master and from perceived potential opportunities in the horse wagering industry. As the relationship with Shuffle Master progresses and new leads are generated, we anticipate that significant business opportunities will emerge. However, we cannot assure you that our relationship with Shuffle Master will progress or that any such business opportunities will emerge, or if they do, that any such opportunity will result in a definitive arrangement with any enterprises in the gaming industry, or that any such definitive arrangement will be profitable.

Significant Transactions

In January 2006, we entered into a strategic alliance distribution and licensing agreement with Shuffle Master, a leading provider of table gaming content, to license, develop, distribute and market ‘‘in casino’’ wireless handheld gaming content and delivery systems to gaming venues throughout the world. Under the terms of the agreement, we agreed to develop a Shuffle Master-branded wireless gaming platform powered by our SWP for in-casino use, which would feature handheld versions of Shuffle Master’s proprietary table game content, as well as other proprietary gaming content and public domain casino games. In conjunction with this strategic alliance, Shuffle Master invested $3 million in the Company, in exchange for common stock and warrants to purchase common stock in our Company pursuant to the Licensing and Distribution Agreement, dated January 12, 2006 between the Company and Shuffle Master, (the ‘‘Licensing and Distribution Agreement’’). This Licensing and Distribution Agreement was amended and restated in February 2007. Under the terms of the amended Licensing and Distribution Agreement, dated February 28, 2006, both the Company and Shuffle Master are permitted to distribute, market and sell the Casino On Demand Wireless Gaming System to gaming venues worldwide. Additionally, we have been granted a non-exclusive worldwide license to offer Shuffle Master’s proprietary table game content on the platform, and the Company has granted Shuffle Master a non-exclusive worldwide license to certain Company developed wireless platform software and enhancements that support the integration and mobilization of casino gaming applications into in-casino wireless gaming delivery systems. Shuffle Master beneficially owns 10% of our common stock as of June 30, 2007.

On April 28, 2006, we purchased certain intellectual property assets from Digital Wasabi LLC, a Colorado limited liability company (‘‘Digital Wasabi’’). The purchase price was 800,000 shares of our common stock. The assets consist of intellectual property in the form of software under development related to communications and gaming. The principals and employees of Digital Wasabi became our employees and are based in our Boulder, Colorado office. While we believe this purchased technology will have significant future value, the software does not meet the criteria for capitalization as prescribed by SFAS No. 86, ‘‘Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed’’ (‘‘SFAS 86’’) and as such was written off in the quarter of acquisition.

On July 7, 2006, we closed a private placement to accredited investors whereby we sold 16,943,323 shares of common stock and warrants to purchase 8,471,657 shares of common stock for gross proceeds of approximately $10.1 million before payment of commissions and expenses. The warrants had an exercise price of $0.83 per share, subject to downward adjustment if the Company does not meet specified annual revenue targets, and are exercisable at any time during the period commencing July 7, 2006 and ending July 7, 2011. The funds from the financing will primarily be used for general working capital purposes. During the fourth quarter of fiscal 2006, as a result of the Company not meeting the specified revenue targets, the exercise price of the warrants was adjusted downwards to an exercise price of $0.70 per share. As of June 30, 2007, the exercise price of the warrants remained at $0.70 per share. We used $300,000 of the funds raised to repurchase 650,000 shares of common stock from our former chief executive officer, John Bush. We agreed to file and filed a registration statement with the U.S. Securities and Exchange Commission (the ‘‘SEC’’) to register the resale of the shares of common stock issued in the private placement, as well as the shares of common stock issuable upon exercise of the aforementioned warrants. Such registration statement was declared effective by the SEC on November 3, 2006. A post-effective amendment to this registration statement was filed on April 3, 2007, which amendment was declared effective by the SEC on April 11, 2007.

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

Critical Accounting Policies

We prepare our financial statements in accordance with U.S. generally accepted accounting principles. These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of its financial statements. Management is also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. Management periodically evaluates these estimates and assumptions including those relating to revenue recognition, impairment of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, restructuring, income taxes, stock-based compensation and contingencies and litigation. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable based on specific circumstances. Management reviews the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. These estimates and assumptions form the basis for judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Further, changes in accounting and legal standards could adversely affect our future operating results. Our critical accounting policies include: revenue recognition, allowance for doubtful accounts, capitalized software, income taxes, stock-based compensation, and derivatives, each of which are discussed below.

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

Capitalized Software Development Costs

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes ‘‘technologically feasible.’’ Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. As of June 30, 2007, certain development costs of the Company met the criteria of SFAS 86 for the capitalization of software development costs. Accordingly, $316,821 of software development costs are capitalized as of June 30, 2007.

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

We adopted the provisions of FASB Interpretation 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,’’ (‘‘FIN 48’’) on January 1, 2007. As the we have a valuation allowance against the full amount of its net deferred tax asset, the adoption of FIN 48 did not have an impact on the financial statements for the six months ended June 30, 2007.  We do not expect FIN 48 to have an impact on the Company’s financial statements in the current fiscal year.

Stock-based Compensation

As of January 1, 2006, we adopted the provisions of, and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (‘‘FASB’’) Statement of Financial

Accounting Standards No. 123 – revised 2004 (‘‘SFAS 123R’’), ‘‘Share-Based Payment’’ which replaced Statement of Financial Accounting Standards No. 123 (‘‘SFAS 123’’), ‘‘Accounting for Stock-Based Compensation’’ and supersedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures, as adjusted for estimated forfeitures.

During the first six months of fiscal 2007 and during fiscal 2006 the Company issued stock options to directors, officers, and employees under the Amended and Restated Stock Option Plan of 2000 and the 2006 Incentive Plan as described in Note 11 to our consolidated financial statements. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model, using a range of risk-free interest rates of 4.2% – 5.1%, weighted average option term of 3.1 years, expected weighted average volatility of 62.4% and no dividend.

Derivatives

We follow the provisions of SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (SFAS No. 133’’) along with related interpretations EITF No. 00-19 ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’’ (‘‘EITF 00-19’’) and EITF No. 05-2 ‘‘The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19’’ (‘‘EITF 05-2’’). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities under the fair value method at the end of each reporting period, and their value is marked to market with the gain or loss recognition recorded against earnings. We use the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. These assumptions require significant management judgment. At June 30, 2007, there were no derivative instruments reported on the Company’s balance sheet.

Results of Operations

Our business is in its early stages and consequently our financial results are difficult to compare from one period to the next. We expect such period-to-period differences to continue to be significant over the next several quarters, until we have a number of full years of operations.

Comparison of three months ended June 30, 2007 and 2006

For the three months ended June 30, 2007, we had a comprehensive loss of $1.33 million compared to a comprehensive loss of $2.15 million for the three months ended June 30, 2006. The decrease in comprehensive loss of $0.82 million over the comparative fiscal quarter ended 2006 is primarily due to the decrease of $0.64 million in selling and marketing expenses caused by our change in sales focus to a channel and partner based selling model. A channel and partner based selling model requires significantly less sales resources than a direct sales model, as it leverages the resources of the sales channels and partners. The following table compares our consolidated statement of operations data for the three months ended June 30, 2007 and 2006.

	Three months ended June 30,
	2007	2006
Net Revenue	$267,182	$165,429
Operating expenses
Depreciation and amortization	15,722	8,950
General and administrative expenses	696,133	727,005
Professional fees	228,332	302,180
Development expenses	372,130	370,029
Selling and marketing expenses	299,695	938,663
Total operating expenses	1,612,012	2,346,827
Operating loss	(1,344,830)	(2,181,398)
Interest income	39,256	19,638
Interest expense	—	(1,013)
Other income and expense	2,194	230,573
Net loss	(1,303,380)	(1,932,200)
Foreign currency translation adjustment	(25,912)	(215,462)
Comprehensive loss	$(1,329,292)	$(2,147,662)

Net Revenue

Net revenue during the second quarter of fiscal 2007 was $267,000 compared to net revenue of $165,000 for the comparable quarter of fiscal 2006, an increase of 62%. The net revenue of $267,000 for the second quarter of fiscal 2007 included $253,000 of software licensing and development revenue and $14,000 of maintenance fees. Approximately 38% of the current quarter revenue is attributable to continuing license subscriptions and the balance relates to new projects begun this quarter and recognition of deferred revenue for projects completed.

Operating expenses

Total operating expenses for the second quarter of fiscal 2007 were $1.61 million compared to $2.35 million in the comparable quarter of fiscal 2006, a decrease of 31%. There were substantial changes in the type of expenses incurred this quarter versus the same quarter a year ago. Selling and marketing expenses decreased by $639,000 or 68%, as we moved from a direct sales model to a partner and channel-based selling model which requires less headcount resources.

Depreciation and amortization

Depreciation and amortization expenses for the second quarter of fiscal 2007 were $16,000 compared to $9,000 in the comparable quarter of fiscal 2006. The depreciation and amortization expense for the second quarter of both years was composed of depreciation of property, plant and equipment.

General and Administrative expenses

General and administrative expenses for the second quarter of 2007 were $696,000 compared to $727,000 for the comparable quarter in fiscal 2006, a 4% decrease. Related payroll and rent expenses decreased in total by 38% during the second quarter of fiscal 2007 compared to the same quarter of fiscal 2006. These decreases were substantially off-set by increases in travel and entertainment, insurance, and stock based compensation expenses, equipment repair, and printing costs.

Professional fees

Professional fees for the second quarter of fiscal 2007 were $228,000, compared to $302,000 for the comparable quarter in fiscal 2006, a 24% decrease. The higher level of professional fees in the comparable quarter in fiscal 2006 related primarily to higher than normal legal expenses associated with the completion and filing of the registration statement which was filed and declared effective in such quarter.

Development expenses

Development expenses for the second quarter of fiscal 2007 were $372,000 compared to $370,000 for the comparable quarter of fiscal 2006, a 1% increase. Gross payroll related expenses increased by 62% from $320,000 for the comparable quarter in fiscal 2006 to $519,000 in the second quarter of fiscal 2007. During the second quarter of 2007, approximately $240,000 of payroll related expenses were capitalized as software development costs, in accordance with SFAS 86, reducing development expense by the amount capitalized. The capitalization of software development costs resulted in total development expenses in the second quarter of 2007 to remain static as compared to the 2006 quarter. The capitalized development costs were connected to the wireless gaming software development project.

Selling and marketing expenses

Selling and marketing expenses for the second quarter of fiscal 2007 were $300,000 compared to $939,000 for the comparable quarter of fiscal 2006, a 68% decrease. The decrease in expenses is attributable to the significant effort initiated in 2006 to reduce the selling costs associated with our products by switching to a partner and channel driven sales model, instead of the relatively expensive direct sales model we had previously employed. Our personnel and sales contractor costs decreased by 67%, from $711,000 in the second quarter of fiscal 2006 to $235,000 in the current quarter of fiscal 2007. Expenses related to marketing, advertising and trade shows decreased from $60,000 in the second quarter of fiscal 2006 to $13,000 in the second quarter of fiscal 2007, as we reduced our direct marketing efforts. Travel expenses also decreased substantially in this category from $77,000 in the second quarter of fiscal 2006 to $35,000 in the second quarter of fiscal 2007, which also reflected our reduced level of sales personnel.

Other income and expense

For the quarter ended June 30, 2007, this income and expense category consisted of a foreign exchange gain in the amount of $7,600, offset by a loss resulting from the disposal of fixed assets in the amount of $5,200. For the quarter ended June 30, 2006, other income and expense consisted of a gain of $615,000 relating to the reclassification from liability to equity of the common stock purchase warrants issued in June 2005 as of the registration statement effective date in the second quarter of fiscal 2006, in accordance with the provisions of EITF 00-19. This gain was offset by other expense of approximately $598,000, related to the write off of in-process technology which was acquired from Digital Wasabi in April 2006, as it did not meet the criteria for capitalization as prescribed in SFAS 86. There was also a foreign exchange gain of $201,000 and a gain arising from the adjustment of other taxes in the amount of $12,000 included in other income and expense in 2006.

Interest income

Interest income is derived from investing unused cash balances in short-term liquid investments. Average cash balances for the second quarter were higher in fiscal 2007 than in fiscal 2006, resulting in the higher level of interest income of $39,000 in the current year’s second quarter versus $20,000 in the prior year’s second quarter.

Interest expense

The interest expense amount of approximately $1,000 in the second quarter of fiscal 2006 relates primarily to bank charges and wire fees. There were no such expenses for the second quarter of fiscal 2007.

Foreign currency translation adjustment

Prior period retained earnings on Innovations’ books are translated at historical exchange rates while the rest of the financial statement line items are translated at current period rates. The resulting difference is treated as gain or loss due to foreign currency translation during the period. The $26,000 loss in this category for the second quarter of fiscal 2007, as compared to the translation adjustment loss of $215,000 incurred in the second quarter of fiscal 2006 is due to the fact that in the second quarter of fiscal 2007 exchange gains or losses on long-term intercompany balances on Innovation’s books were charged to foreign currency translation adjustment, while in fiscal 2006, intercompany balances were considered short-term and foreign exchange gains or losses were charged to other income and expense.

Comparison of six months ended June 30, 2007 and 2006

For the six months ended June 30, 2007, we had a comprehensive loss of $2.98 million compared to a comprehensive loss of $4.72 million for the six months ended June 30, 2006. The decrease of $1.74 million in comprehensive loss between the first half of fiscal 2007 and 2006 is primarily due to the decrease of $1.59 million in selling and marketing expenses caused by our change in sales focus to a channel and partner based selling model. The following table compares our consolidated statement of operations data for the six months ended June 30, 2007 and 2006.

	Six months ended June 30,
	2007	2006
Net Revenue	$415,309	$290,753
Operating expenses
Depreciation and amortization	28,007	16,787
General and administrative expenses	1,241,723	1,300,065
Professional fees	625,791	600,086
Development expenses	917,177	753,694
Selling and marketing expenses	645,963	2,239,647
Total operating expenses	3,458,661	4,910,279
Operating loss	(3,043,352)	(4,619,526)
Interest income	94,995	36,653
Interest expense	(464)	(1,965)
Other income and expense	(9,631)	53,190
Net loss	(2,958,452)	(4,531,648)
Foreign currency translation adjustment	(24,845)	(190,057)
Comprehensive loss	$(2,983,297)	$(4,721,705)

Net Revenue

Net revenue for the six months ended June 30, 2007 was $415,000 compared to net revenue of $291,000 for the comparable six month period ended June 30, 2006, an increase of 43%. The net revenue of $415,000 for the first half of fiscal 2007 included $388,000 of software licensing and development revenue and $27,000 of maintenance fees. Approximately 32% of revenue for the six months ended June 30, 2007 is attributable to continuing license subscriptions and the balance relates to new projects begun during the same quarters and recognition of deferred revenue for projects completed.

Operating expenses

Total operating expenses for the first half of fiscal 2007 were $3.46 million compared to $4.91 million for the comparable half of fiscal 2006, a decrease of 30%. There were substantial changes in the type of expenses incurred during the first half of fiscal 2006 as compared to those during the first half of fiscal 2007. Selling and marketing expenses decreased by $1.59 million or 71%, as we moved from a direct sales model to a partner and channel-based selling model which requires less headcount resources.

Depreciation and amortization

Depreciation and amortization expenses for the first half of fiscal 2007 were $28,000 compared to $17,000 in the comparable half of fiscal 2006. The depreciation and amortization expense for both years was composed of depreciation of property, plant and equipment. The amounts in fiscal 2007 are higher than in fiscal 2006 due to the higher level of fixed assets.

General and Administrative expenses

General and administrative expenses for the first six months of fiscal 2007 were $1.24 million compared to $1.3 million for the comparable period in fiscal 2006, a 4% decrease. Related payroll and rent expenses decreased in total by 27% during the first six months of fiscal 2007 compared to the same period during fiscal 2006. These decreases were substantially off-set by increases in travel and entertainment, insurance, conferences, equipment repair, printing costs, and other general expenses relating to our business.

Professional fees

Professional fees for the first six months of fiscal 2007 were $626,000, compared to $600,000 for the comparable half of fiscal 2006, a 4% increase. The higher level of professional fees for the first six months of fiscal 2007 related primarily to higher than normal legal expenses associated with the renegotiation of the Shuffle Master agreements in the first quarter of fiscal 2007. The increase in legal fees in the first half of fiscal 2007 compared to the comparable half of fiscal 2006 was partially offset by a decrease in accounting fees of approximately $31,000 in the first half of fiscal 2007 to $61,000 versus $92,000 in the first half of fiscal 2006. Other professional fees, consisting of investor relations and recruiting costs, declined by $26,000 to $33,000 for the first half of fiscal 2007 compared to $59,000 in the first half of fiscal 2006.

Development expenses

Development expenses for the first half of fiscal 2007 were $917,000 compared to $754,000 for the comparable half of fiscal 2006, a 22% increase. Gross payroll and related expenses increased by 49% from $702,000 in the first half of fiscal 2006 to $1,043,000 in the current year’s comparative period. During the first half of fiscal 2007, $317,000 of total payroll related expenses was capitalized as software development costs, in accordance with SFAS 86, reducing development expense by the same amount capitalized. The capitalization of software development costs resulted in total payroll costs expensed in this category to increase slightly from $668,000 during the first half of fiscal year 2006 compared to $684,000 in the comparative period of fiscal 2007. The remaining differences related to the increase in this category were primarily caused by lease costs associated with laboratory and test equipment ($40,000), development consulting resources ($51,000) and travel ($25,000) associated with trips to Las Vegas for the GLI product certification process.

Selling and marketing expenses

Selling and marketing expenses for the first half of fiscal 2007 were $646,000 compared to $2,240,000 for the same period in fiscal 2006, a 71% decrease. The decrease in expenses is attributable to the significant effort undertaken in 2006 to reduce the selling costs associated with our products by switching to a partner and channel driven sales model, instead of the direct sales model we had previously employed. Our personnel and sales contractor costs decreased by 67%, from $1,570,000 in the first half of fiscal 2006 to $521,000 in the comparative half of fiscal 2007. Expenses related to marketing, advertising and trade shows decreased from $119,000 incurred in the first half of fiscal 2006 to $16,000 in the comparative period of 2007, as we reduced our direct marketing efforts. Travel expenses also decreased substantially in this category from $276,000 in the first half of fiscal 2006 to $70,000 in the comparable period this year, which also reflected our reduced level of sales personnel.

Other income and expense

For the six months ended June 30, 2007, other income and expense consisted of a foreign exchange loss in the amount of $4,400, and a loss resulting from the disposal of fixed assets in the amount of $5,200. The other income and expense amount in the first half of fiscal 2006 consisted of $171,000 gain in foreign exchange fluctuation. During the first half of fiscal 2006, there was a net gain of $468,000 related to the revaluation of the warrants carried as a liability on the balance sheet at that time, in accordance with the provisions of EITF 00-19. The gains due to this revaluation and the foreign exchange gain were offset by other expenses of approximately $598,000, related to the write off of in-process technology which was acquired from Digital Wasabi in April 2006, as it did not meet the criteria for capitalization as prescribed in SFAS 86.

Interest income

Interest income is derived from investing unused cash balances in short-term liquid investments. Average cash balances for the first half of fiscal 2007 were higher than in the first half of fiscal 2006, resulting in the higher level of interest income of $95,000 during the first half of fiscal 2007 versus $37,000 in the prior year’s comparable period.

Interest expense

The interest expense amounts for the first half of fiscal 2007 of under $500 and just under $2,000 in the first half of fiscal 2006 relate primarily to bank charges and wire fees.

Foreign currency translation adjustment

Prior period retained earnings on Innovations’ books are translated at historical exchange rates while the rest of the financial statement line items are translated at current period rates. The resulting difference is treated as gain or loss due to foreign currency translation during the period. The fact that there was a relatively minimal fluctuation in the Canadian dollar exchange rate in the first half year of fiscal 2007 is due to the fact that in 2007, exchange gains or losses on long-term intercompany balances on Innovation’s books were charged to foreign currency translation adjustment, while in 2006, intercompany balances were considered short-term and foreign exchange gains or losses were charged to other income and expense.

Liquidity and Capital Resources

At June 30, 2007, we had total cash and cash equivalents of $2.7 million held in current and short-term deposit accounts. We believe that based on our current level of spending, this cash will only be sufficient to fund our current level of operating expenses until November 2007. Based on our current business plan, we will be obligated to seek additional financing before that time.

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

Because of our limited revenue and cash flow from operations, we have depended primarily on financing transactions to support our working capital and capital expenditure requirements. Through

June 30, 2007, we had accumulated losses of approximately $18.9 million, which were financed primarily through sales of equity securities. Since our inception in November 2003 through June 30, 2007, we have raised approximately $20 million in equity financing. The foregoing included the sale of 2,307,693 shares of our common stock and warrants to purchase 1,200,000 shares of our common stock to Shuffle Master for $3.0 million in January 2006. The Shuffle Master warrants had an exercise price of $2.025 per share and expired on July 12, 2007 without being exercised. The sale of these shares and the issuance of the warrants were in connection with the original strategic alliance distribution and licensing agreement between us and Shuffle Master.

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

Our working capital at June 30, 2007 was $1.7 million compared to our working capital of $3.2 million at March 31, 2007, a decrease of $1.5 million. Our current ratio at June 30, 2007 was 2.5 to 1 compared to our current ratio of 3.6 to 1 at March 31, 2007. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities.

Overall, for the first half year of fiscal 2007, we had a net cash decrease of $2.96 million, attributable primarily to net cash used in operating activities. The primary components of our operating cash flows are net loss adjusted for non-cash expenses, such as depreciation and amortization, stock-based compensation, and the changes in accounts receivable, accrued liabilities and payroll, deferred revenue, and accounts payable. Cash used in operating activities was $2.55 million in the first half year of fiscal 2007 versus $3.55 million in the comparable period of 2006, a $992,000 improvement. This improvement was primarily caused by the decrease in net loss on a year over year basis due to a reduction of expenses and slight increase in revenue.

There were capital expenditures of $79,000 during the first half year of fiscal 2007 and software development costs of $317,000 were capitalized during the first half year of fiscal 2007.

As of June 30, 2007, we had no indebtedness.

Commitment and Contingencies

Lease commitments.    The Company leases office space in Toronto, Ontario and Boulder, Colorado. The Company was released from its lease obligation in New York, New York, which was to expire at the end of December 2007, at the end of September 2006. The Company is currently leasing space in New York, New York on a short-term basis under a lease which runs to December 2007, for its corporate headquarters and sales and support functions. The Company intends to renew its lease on substantially the same terms on a short-term basis when the current lease agreement expires. The Company agreed with the existing landlord to move the Boulder office into new space as of May 2007. This move terminated the existing lease which was replaced by a new lease covering the new space. The lease of the new Boulder office commenced on May 1, 2007 and will run through September 2010. Office lease expenses for the three month periods ended June 30, 2007 and 2006 were approximately $110,000 and $177,000, respectively. In addition, the Company leases an apartment in Las Vegas, Nevada, which runs to February 28, 2008, as a cost effective way to house employees during frequent business visits to Las Vegas. The Company also leases office equipment. These leases have been classified as operating leases. Office equipment lease expenses for the three months period ended June 30, 2007 and 2006 were approximately $49,000 and $18,000, respectively. Future lease commitments by year are as follows (2007 amounts are for six months):

	Future Lease Commitments by Year
	(US$)
	2007	2008	2009	2010	2011
Office Space Leases:
United States	$148,018	$116,362	$125,926	$96,836	$—
Canada	35,059	107,917	111,249	114,638	118,084
Total Office Space	183,078	224,279	237,175	211,474	118,084
Office Equipment	72,147	143,973	60,975	646	—
Total Lease Commitments	$255,224	$368,252	$298,150	$212,120	$118,084

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

Off-Balance Sheet Arrangements

As of June 30, 2007, there were no off-balance sheet arrangements.

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

PART II
OTHER INFORMATION

Item 6.    Exhibits.

Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 7, 2005 among the Company, PAC and Sona Mobile (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 11, 2005).
3.1	Certificate of Incorporation, as amended (incorporated by reference to the following documents (i) the Company’s Consent Solicitation dated October 26, 2004 as filed on November 1, 2004; (ii) Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005; (iii) Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2005; and (iv) Appendix IV to the Company’s Definitive Proxy Statement dated October 27, 2005 and filed on the same date).
3.2	By-laws of the Company, as amended July 20, 2007.*
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Form SB-2 (file number 333-130461), filed February 2, 2006).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sona Mobile Holdings Corp.
(Registrant)
Date: August 14, 2007	/s/ Shawn Kreloff
Chief Executive Officer
Date: August 14, 2007	/s/ Stephen Fellows
Chief Financial Officer (Principal Financial Officer)