Form 10QSB
period 2007-09-30
SONA MOBILE HOLDINGS CORP
filed 2007-11-14
CIK 719662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of November 12, 2007 was 57,832,857 shares.

Transitional Small Business Disclosure Format. Yes     No

SONA MOBILE HOLDINGS CORP.

FORM 10-QSB REPORT
September 30, 2007

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

PART I

FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
Sona Mobile Holdings Corp. And Subsidiaries
Consolidated Balance Sheet

At September 30, 2007
(unaudited)
Assets
Current:
Cash and cash equivalents	$1,306,826
Accounts receivable (net of allowance for doubtful accounts of $21,568)	176,297
Tax credits receivable	51,037
Prepaid expenses & deposits	88,144
Total current assets	1,622,304
Property and equipment:
Computer equipment	166,005
Furniture and equipment	88,151
Less: accumulated depreciation	(97,425)
Total property and equipment	156,731
Software development costs (Note 3(i))	471,988
Total Assets	$2,251,023
Liabilities and Stockholders’ Equity
Current:
Accounts payable	$440,897
Accrued liabilities & payroll (Note 13)	518,117
Deferred revenue (Note 14)	154,525
Total current liabilities	1,113,539
Total Liabilities	1,113,539
Stockholders’ equity:
Preferred Stock − 2,000,000 shares authorized, par value $.01 per share − no shares issued and outstanding	—
Common Stock − 120,000,000 shares authorized, par value $.01 per share − 57,832,857 shares issued and outstanding	578,328
Additional paid-in capital	17,308,244
Common Stock purchase warrants	3,399,365
Unamortized stock based compensation	(9,333)
Accumulated other comprehensive (loss)	(89,239)
Accumulated deficit	(20,049,881)
Total stockholders’ equity	1,137,484
Total Liabilities and Stockholders’ Equity	$2,251,023

See accompanying notes to consolidated financial statements.

Item 1.    Consolidated Financial Statements (Continued)
Sona Mobile Holdings Corp. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Revenue	$433,300	53,380	$848,609	344,133
Operating expenses
Depreciation and amortization	17,996	9,607	46,003	26,394
General and administrative expenses	501,024	709,944	1,742,747	2,010,002
Professional fees	263,483	303,010	889,274	903,096
Development expenses	574,965	629,301	1,492,142	1,382,995
Selling and marketing expenses	207,647	454,400	853,610	2,694,047
Total operating expenses	1,565,115	2,106,262	5,023,776	7,016,534
Operating loss	(1,131,815)	(2,052,882)	(4,175,167)	(6,672,401)
Interest income	21,554	70,620	116,549	107,273
Interest expense	—	(785)	(464)	(2,751)
Other income and (expense)	(7,810)	(8,875)	(17,441)	44,315
Net loss	$(1,118,071)	(1,991,922)	$(4,076,523)	(6,523,564)
Foreign currency translation adjustment	(13,532)	(978)	(38,377)	(191,035)
Comprehensive loss	$(1,131,603)	(1,992,900)	$(4,114,900)	(6,714,600)
Net loss per share of common stock − basic and diluted	$(0.02)	(0.04)	$(0.07)	(0.14)
Weighted average number of shares of common stock outstanding − basic and diluted (Note 6)	57,830,900	56,661,607	57,806,642	45,825,053

See accompanying notes to consolidated financial statements.

Item 1.    Consolidated Financial Statements (Continued)
Sona Mobile Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities
Net loss	$(4,076,523)	$(6,523,564)
Adjustments for:
Depreciation and amortization	46,003	26,394
Loss on disposal of fixed assets	5,171	—
Write-off of in-process purchased technology	—	597,652
Amortization of restricted stock-based compensation	8,200	302,709
Stock based compensation	258,196	237,734
Gain on revaluation of common stock purchase warrants	—	(465,333)
Changes in non-cash working capital assets and liabilities:
Accounts receivable, net	28,082	328,405
Tax credits receivable	(7,469)	(14,628)
Prepaid expenses & deposits	7,823	(125,024)
Accounts payable	90,522	(117,059)
Accrued liabilities & payroll	105,321	(83,164)
Deferred revenue	(235,037)	53,227
Net cash used in operating activities	(3,769,711)	(5,782,651)
Investing activities
Software development costs	(471,988)	—
Acquisition of property & equipment	(99,419)	(31,037)
Net cash used in investing activities	(571,407)	(31,037)
Financing activities
Proceeds from the sale of common stock	—	7,802,146
Proceeds from exercise of stock options	—	69,334
Proceeds from the issuance of common stock purchase warrants	—	4,450,195
Repurchase of common stock from shareholder	—	(300,000)
Net cash provided by financing activities	—	12,021,675
Effect of exchange rate changes on cash & cash equivalents	(34,218)	(192,294)
Change in cash & cash equivalents during the period	(4,375,336)	6,015,693
Cash & cash equivalents, beginning of period	5,682,162	1,286,912
Cash & cash equivalents, end of period	$1,306,826	$7,302,605

There were no amounts paid in cash for taxes or interest in the nine month periods ended September 30, 2007 or 2006.

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

At September 30, 2007, the Company had total cash and cash equivalents of $1.3 million held in current and short-term deposit accounts. Management believes that based on the current level of spending, this cash will only be sufficient to fund the Company’s operations until December 2007. Based on the current business plan, the Company will be obligated to seek additional financing before that time. There can be no assurance that the Company will be able to successfully implement its plans to raise additional capital or to increase revenue. The Company may not be able to obtain additional capital or generate new revenue opportunities on a timely basis, on favorable terms, or at all. If the Company cannot successfully implement its plans, the Company’s liquidity, financial condition and business prospects will be materially and adversely affected and the Company may have to cease operations.

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

Note 3.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (‘‘GAAP’’) for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements herein include the accounts of the Company and its wholly-owned subsidiary, Sona Mobile, as well as Sona Mobile’s wholly-owned subsidiary, Innovations, a Canadian company. All material inter-company accounts and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 and the notes thereto included in Form 10-KSB filed with the United States Securities and Exchange Commission on March 29, 2007. Results of consolidated operations for the interim periods are not necessarily indicative of the operating results to be attained for the entire fiscal year.

Recently issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109

(FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. The Company adopted this provision on January 1, 2007. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during the nine months ended September 30, 2007.

(a)    Principles of consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Sona Mobile and Sona Mobile’s wholly-owned subsidiary, Innovations. All inter-company accounts and transactions have been eliminated in consolidation.

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

(h)    Revenue recognition

The Company follows specific and detailed guidance in measuring revenue, although certain judgments affect the application of our revenue recognition policy. These judgments include, for example, the determination of a customer’s creditworthiness, whether two separate transactions with a customer should be accounted for as a single transaction, or whether included services are essential to the functionality of a product thereby requiring percentage of completion accounting rather than software accounting.

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

Service Revenues.    Technical support revenues are recognized ratably over the term of the related support agreement, which in most cases is one year. Revenues from consulting services subjected to time and materials contracts, including training, are recognized as services are performed. Revenues from other contract services are generally recognized based on the proportional performance of the project, with performance measured based on hours of work performed.

(i)    Research and software development costs

The Company incurs costs on activities that relate to research and the development of new software products. Research costs are expensed as they are incurred. Costs are reduced by tax credits where applicable. Software development costs to establish the technological feasibility of software applications developed by the Company are charged to expense as incurred. In accordance with SFAS 86, certain costs incurred subsequent to achieving technological feasibility are capitalized. Accordingly, a portion of the internal labor costs and external consulting costs associated with essential wireless software development and enhancement activities are capitalized. Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred. Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis of amortization over the estimated economic lives of the applications, not to exceed 5 years. Capitalized software development costs are periodically evaluated for impairment. Gross software development costs for the nine months ended September 30, 2007 and 2006 were $1,964,130 and $1,417,996, respectively. For the three month period ended September 30, 2007, $155,167 of the gross software development costs met the criteria of SFAS 86 for capitalization of software development costs and accordingly were capitalized as of that date with a corresponding reduction of software development expenses for the quarter. Capitalized software development costs were $471,988 as of September 30, 2007. Commercial feasibility was determined to be established on August 31, 2007 with our first installation in Lima, Peru at which point we ceased capitalization.

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

During the first, second, and third quarters of fiscal 2007, the Company issued stock options to directors, officers, and employees under the 2006 Incentive Plan (the ‘‘2006 Plan’’) as described in Note 11 to our consolidated financial statements. During the first, second and third quarters of fiscal 2006, the Company issued stock options to directors, officers, and employees under the Amended and Restated Stock Option Plan of 2000 which is also described in Note 11 to our consolidated financial statements. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model.

(k)    Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

(l)    Derivatives

The Company follows the provisions of SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS No. 133’’) along with related interpretations EITF No. 00-19 ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’’ (‘‘EITF 00-19’’) and EITF No. 05-2 ‘‘The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19’’ (EITF 05-2). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period, and their value is marked to market with the gain or loss recognition recorded against earnings. The Company uses the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment. At September 30, 2007, there were no derivative instruments reported on the Company’s balance sheet.

Note 4.    Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. Customer account balances with invoices dated over 90 days are considered delinquent. The Company maintains reserves for potential credit losses based upon its loss history, its aging analysis and specific account review. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Such losses have been within management’s expectations. The Company has some exposure to a concentration of credit risk as it relates to specific industry segments, as historically its customers have been primarily concentrated in the financial services industry. Since revenues are derived in large part from single projects, the Company bears some credit risk due to a high concentration of revenues from individual customers. During the third quarter of fiscal 2007, 89.5% of total revenues were generated from three customers that individually represented over 10% of total revenue each (Customer A — 13.2%, Customer B — 10.8%, Customer C — 65.5%). During the third quarter of fiscal 2006, 83.2% of total revenues were generated from five customers individually representing over 10% of total revenue each (Customer D — 16.7%, Customer E — 24.8%, Customer F — 15.0%, Customer G — 12.6%, Customer H — 14.1%).

We had a balance of $21,568 in our Allowance for Doubtful Accounts provision as of September 30, 2007. This balance consists of provisions made in previous and current quarters. There has been a total of $15,000 of bad debt write-offs against the provision in the nine month period ended September 30, 2007. There was a total of $22,792 of bad debt write offs against the provision in 2006.

Note 5.    Stockholders’ Equity

In January 2006, the Company sold 2,307,693 shares of common stock and a warrant to purchase 1,200,000 shares of our common stock to Shuffle Master, Inc. (‘‘Shuffle Master’’) for $3.0 million. This warrant had an exercise price of $2.025 per share which expired on July 12, 2007 without being exercised. Using the Black-Scholes option-pricing model, the warrant was valued at $1,335,600 using a volatility of 65%, a term of 18 months, an expected dividend yield of 0% and a risk-free interest rate of 4.4%. This amount was reclassified from Common Stock purchase warrants to Additional paid-in capital upon expiration of the warrants in the third quarter of 2007.

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

The calculation of diluted earnings (loss) per share for the three and nine month periods ended September 30, 2007 and 2006 did not include shares of the Company’s common stock issuable upon the exercise of options nor shares issuable upon exercise of common stock warrants, as their inclusion in the calculation would be anti-dilutive. The number of options and warrants outstanding as of September 30, 2007 and 2006 are illustrated in the table below:

Outstanding at September 30,	2007	2006
Stock options	7,102,000	2,316,415
Common stock warrants	9,442,385	10,642,385
Total options and warrants	16,544,385	12,958,800

Note 7.    Commitments

Lease commitments.    The Company leases office space in Toronto, Ontario and Boulder, Colorado which run to February 2012 and September 2010 respectively. The Company is currently leasing space in New York, New York on a short-term basis under a lease which runs to June 2008, for its corporate headquarters and sales and support functions. The Company intends to renew its New York lease on substantially the same terms on a short-term basis when the current lease agreement expires. In addition, the Company leases an apartment in Las Vegas, Nevada, which runs to February 28, 2008, as a cost effective way to house employees during frequent business visits to Las Vegas. Office lease expenses for the three month periods ended September 30, 2007 and 2006 were approximately $99,000 and $149,000, respectively, and $312,000 and $509,000 for the nine month periods ended September 30, 2007 and 2006, respectively. The Company also leases office equipment. These leases have been classified as operating leases. Office equipment lease expenses for the three-month periods ended September 30, 2007 and 2006 were approximately $38,000 and $16,500, respectively, and approximately $115,000 and $40,000 for the nine month periods ended September 30, 2007 and 2006, respectively. Future lease commitments by year are as follows (2007 amounts are for the remaining three months of fiscal 2007):

Future Lease Commitments by Year
(US$)

	Total	2007	2008	2009	2010	2011	2012+
Office Space Leases:
United States	$475,872	$71,696	$181,414	$125,926	$96,836	$—	$—
Canada	543,882	28,160	115,574	119,143	122,772	126,463	31,770
Total Office Space	1,019,754	99,856	296,988	245,069	219,608	126,463	31,770
Office Equipment	244,904	36,630	146,179	61,403	691	—	—
Total Lease Commitments	$1,264,657	$136,486	$443,167	$306,472	$220,299	$126,463	$31,770

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

The Company is subject to foreign currency risk with respect to financial instruments denominated in a foreign currency. As of September 30, 2007, approximately 10% of the Company’s assets and 35% of its liabilities were denominated in Canadian dollars and exposed to foreign currency fluctuations.

Note 9.    Income Taxes

Deferred tax benefits arising from net operating loss carry forwards were determined using the applicable statutory rates. At September 30, 2007, the Company had net deferred tax assets of approximately $6.9 million arising from net operating loss (NOL) carry-forwards. The NOL carry-forwards, which are available to offset future profits of the Company, begin to expire in 2010 if not utilized and expire in varying amounts through 2026. These deferred taxes benefits are fully offset by valuation allowances as there can be no assurance that the Company will earn sufficient future profits to utilize the loss carry-forwards. The net operating loss carry-forward balances vary from the applicable percentages of net loss due to expenses, primarily amortization and write off of software rights, recognized under GAAP, but not deductible for tax purposes.

The Company adopted the provisions of FASB Interpretation 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,’’ (‘‘FIN 48’’) on January 1, 2007. As the Company has a valuation allowance against the full amount of its net deferred tax asset, the adoption of FIN 48 did not have an impact on the financial statements for the nine months ended September 30, 2007.  The Company does not expect FIN 48 to have an impact on the financial statements in the current fiscal year.

At the adoption date, the Company applied FIN 48 to all tax positions for which the statue of limitations remained open. As a result of the implementation of FIN 48 there were no unrecognized tax benefits and, accordingly, there has been no effect on the Company’s financial condition or result of operations.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related taxes laws and regulations and require significant judgment to apply. The Company is no longer subject to U.S. federal and state examinations for years before 2003, and Canadian federal and provincial tax examination for years before 2003. Management does not believe there will be any material changes in the Company’s unrecognized tax position over the next 12 months.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. There was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine month periods ended September 30, 2007.

Note 10.    Related Party Transactions

There were no related party transactions with directors and officers during the three and nine month periods ended September 30, 2007.

In 2006, a balance of $58,285 relating to compensation earned but not paid in 2004 to the former CEO was fully repaid on July 19, 2006. Also, during the third quarter of 2006, the Company paid consulting fees to two former directors of the Company in the amount of $45,000. This included payments for consulting fees of $10,000 to Nicholas Glinsman, a former director and the former Secretary of the Company and $35,000 to Frank Fanzilli, a former director of the Company who resigned in June 2006. For the nine month period ended September 30, 2006 the total consulting payments to Mr. Glinsman were approximately $95,000 and there were no other payments to Mr. Fanzilli, other than the $35,000 paid in the third quarter.

Note 11.    Stock-Based Compensation

The 2006 Plan, which is stockholder approved, permits the grant of options, restricted stock, and other stock awards, to its directors, officers, and employees for up to 7 million shares of common stock, in addition to the options already issued under the Amended and Restated Stock Option Plan of 2000. The Company believes such awards align the interest of its directors, officers, and employees with those of its shareholders and encourage directors, officers, and employees to act as equity owners of the Company. Prior to the adoption of the 2006 Plan, the Company had an Amended and Restated Stock Option Plan of 2000, which was terminated with respect to future grants effective upon the stockholder’s approval of the 2006 Plan in September 2006.

Stock Options

Options awards are granted with exercise price equal to, or in excess of, market value at the date of grant. Accordingly, in accordance with SFAS 123R and related interpretations, compensation expense is recognized for the stock option grants. The options become exercisable on a prorated basis over a one to four year vesting period, and expire within 10 year after the grant date.

SFAS 123R requires the cash flow from tax benefits for deductions in excess of the compensation costs recognized for share-base payments awards to be classified as financing cash flows. Due to the Company’s loss position, there was no such tax benefit during the nine month periods ending September 30, 2007 and 2006.

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provision of SFAS 123R. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free interest rate as of the date of the grant and the Company’s divided yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimate of fair value made by the Company. The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used for options granted:

	2007	2006
Expected term (years)	3.0 years	3.1 years
Risk-free interest rate	4.90%	4.71%
Volatility	55.0%	65.0%
Expected forfeiture	33.3%	33.3%
Dividend yield	0.0%	0.0%

As of September 30, 2007, the number of outstanding stock options as a percentage of the number of outstanding shares was approximately 12.3%. There were 1,690,000 stock options granted and 457,277 stock options cancelled during the nine month period ended September 30, 2007. None of these stock options were granted during the third quarter of 2007, and 51,668 stock options were cancelled during the same period. The following table summarizes option transactions under the Company’s stock option plans since January 1, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2007	5,869,277	0.807	8.459
Granted	1,690,000	0.450	9.680
Exercised	—	—	—
Cancelled	(457,277)	1.310	6.264
Outstanding, September 30, 2007	7,102,000	0.703	8.273
Vested and expected to vest at September 30, 2007	5,181,501	0.739	8.282
Exercisable at September 30, 2007	1,485,001	1.160	4.785

The aggregate intrinsic value of options outstanding, options vested and expected to vest, and options exercisable as of September 30, 2007 was nil, nil, and nil respectively. All of the options outstanding had exercise prices greater than the market price on September 30, 2007. The intrinsic value is calculated as the difference between the market price on exercise date and the exercise price of the shares. The closing market price as of September 30, 2007 was $0.38 as reported on the OTC Bulletin Board.

A summary of the status of the Company’s non-vested options as of September 30, 2007 is as follows:

Non-vested Options	Number of Options	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2007	4,918,909	0.2993
Granted	1,690,000	0.2092
Vested	(643,078)	0.4883
Cancelled	(348,832)	0.4608
Non-vested at September 30, 2007	5,616,999	0.2351

As of September 30, 2007, there was $702,466 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2006 Plan and the Amended and Restated Stock Option Plan of 2000. The unrecognized compensation cost is expected to be realized over a weighted average period of 2.0 years.

Restricted Stock Awards

In the second quarter of fiscal 2007, the Company granted 40,000 shares of restricted common stock to a newly appointed non-employee director in accordance with the Company’s compensation plan for directors. These 40,000 restricted shares of common stock were valued at the estimated fair market value (closing market price less an estimated 30% lack of marketability discount) on the date of grant and are charged as stock compensation expense over the vesting period. The marketability discount was based upon our consultation with an independent valuation expert.

Compensation expense recognized for the amortization of stock-based compensation related to restricted stock was $6,721 and $96,826, respectively for the three month periods ending September 30, 2007 and 2006, and $39,951 and $244,827, respectively for the nine month periods ending September 30, 2007 and 2006.

Note 12.    Segment Information

As described above in Note 2, the Company primarily markets its products and services to two different sales verticals. However, management has determined that the Company operates as one business segment which focuses on the development, sale and marketing of wireless application software. The Company currently maintains development, sales and marketing operations in the United States and Canada. The following table shows revenues by geographic segment for the three and nine month periods ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
Revenue	2007	2006	2007	2006
North America	$430,175	$40,154	$795,783	$301,901
Europe	3,125	13,226	52,826	42,232
Total	$433,300	$53,380	$848,609	$344,133

Revenue by geographic segment is determined based on the location of our customers. For the three-months ended September 30, 2007 and 2006, sales to customers in North America accounted for 99% and 66% of total revenues respectively; while sales outside North America accounted for 1% and 34% of total revenue respectively. For the nine months ended September 30, 2007 and 2006, sales to customers in North America accounted for 94% and 83% of total revenues respectively; while sales outside North America account for 6% and 17% of total revenue respectively.

Property and Equipment	2007
United States	$91,638
Canada	65,093
Total	$156,731

Property and equipment includes only assets held for use, and is reported by geographic segment based on the physical location of the assets as at September 30, 2007.

Note 13.    Accrued Liabilities and Payroll

Accrued Liabilities and Payroll consist of, as at September 30:

2007
Accrued payroll and related expenses	$282,534
Accrued professional fees	138,284
Accrued vendor obligations	94,688
Other taxes payable	2,611
Total	$518,117

Note 14.    Deferred Revenues

Deferred revenue occurs where the Company invoices customers for project work that has not been completed at the balance sheet date. The Company’s deferred revenue balance as of September 30, 2007 was $154,525.

Note 15.    Other Income and Expense

Other income and expenses include miscellaneous items such as foreign exchange gains or losses and nonrecurring transactions such as gains or losses from the revaluation of derivatives and related instruments. For the fiscal quarter ended September 30, 2007, other income and expense consisted of a foreign exchange loss in the amount of $7,810. For the fiscal quarter ended September 30, 2006, other income and expense consisted of foreign exchange loss in the amount of $8,875.

For the nine month period ended September 30, 2007, other income and expense was a loss of $17,441 consisting of a loss of $5,171 related to a write off of fixed assets and an exchange loss of $12,270. Comparatively, during the same nine month period of fiscal 2006, other income and expense was a gain of $44,315, which consisted of a gain of $614,981 relating to the reclassification of the Series B Warrants from a liability to equity as of the registration statement effective date in the second quarter of 2006, in accordance with the provisions of EITF 00-19, a gain arising from the adjustment of other taxes in the amount of $12,164 and a foreign exchange gain of $14,822. The gains in the year-to-date period in 2006 were offset by an expense related to the write off of in-process purchased technology in the amount of $597,652.

Item 2.	Management’s Discussion and Analysis

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

Our consolidated financial statements included elsewhere in this report have been prepared assuming that we will continue as a going concern. Since our inception in November 2003, we have generated minimal revenue, have incurred net losses and have not generated positive cash flow from operations. We have relied primarily on the sale of shares of equity to fund our operations. In addition, our cash reserves are only sufficient to fund our current level of operating expenses to December 2007. In view of our continuing losses, our auditors in their report on our December 31, 2006 consolidated financial statements (included in our 2006 Annual Report on Form 10-KSB) have stated that these continuing losses raise substantial doubt about our ability to continue as a going concern.

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

Approximately 84% of our revenue for the fiscal quarter ended September 30, 2007 resulted from development fees for project work and approximately 16% from continuing license subscriptions. During the comparative fiscal quarter ended 2006, 60% of revenue resulted from project work and 40% from continuing subscriptions. Much of our project work is attributable to new engagements for which we received development fees. We believe that the ratio will move toward continuing license subscription revenue, as we transition from focusing on custom projects in the financial services and enterprise segment and move towards longer term licensing contracts in the gaming industry and from perceived opportunities in the horse race and sports wagering industry. As new leads are generated, we anticipate that significant business opportunities will emerge. However, we cannot assure you that any such business opportunities will emerge, or if they do, that any such opportunity will result in a definitive arrangement with any enterprises in the gaming industry, or that any such definitive arrangement will be profitable.

Significant Transactions

In January 2006, we entered into a strategic alliance distribution and licensing agreement with Shuffle Master, a leading provider of table gaming content, to license, develop, distribute and market ‘‘in casino’’ wireless handheld gaming content and delivery systems to gaming venues throughout the world. Under the terms of the agreement, we agreed to develop a Shuffle Master-branded wireless gaming platform powered by our SWP for in-casino use, which would feature handheld versions of Shuffle Master’s proprietary table game content, as well as other proprietary gaming content and public domain casino games. In conjunction with this strategic alliance, Shuffle Master invested $3 million in the Company, in exchange for common stock and warrants to purchase common stock in our Company pursuant to the Licensing and Distribution Agreement, dated January 12, 2006 between the Company and Shuffle Master, (the ‘‘Licensing and Distribution Agreement’’). This Licensing and Distribution Agreement was amended and restated in February 2007. Under the terms of the amended Licensing and Distribution Agreement, dated February 28, 2006, both the Company and Shuffle Master are permitted to distribute, market and sell the Casino On Demand Wireless Gaming System to gaming venues worldwide. Additionally, we have been granted a non-exclusive worldwide license to offer Shuffle Master’s proprietary table game content on the platform, and the Company has granted Shuffle Master a non-exclusive worldwide license to certain Company developed wireless platform software and enhancements that support the integration and mobilization of casino gaming applications into in-casino wireless gaming delivery systems. Shuffle Master beneficially owns 8.19% of our common stock as of September 30, 2007.

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

On July 7, 2006, we closed a private placement to accredited investors whereby we sold 16,943,323 shares of common stock and warrants to purchase 8,471,657 shares of common stock for gross proceeds of approximately $10.1 million before payment of commissions and expenses. The warrants had an exercise price of $0.83 per share, subject to downward adjustment if the Company does not meet specified annual revenue targets, and are exercisable at any time during the period commencing July 7, 2006 and ending July 7, 2011. The funds from the financing will primarily be used for general working capital purposes. During the fourth quarter of fiscal 2006, as a result of the Company not meeting the specified revenue targets, the exercise price of the warrants was adjusted downwards to an exercise price of $0.70 per share. As of September 30, 2007, the exercise price of the warrants remained at $0.70 per share. We used $300,000 of the funds raised to repurchase 650,000 shares of common stock from our former chief executive officer, John Bush.

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

Critical Accounting Policies

We prepare our financial statements in accordance with U.S. generally accepted accounting principles. These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of its financial statements. Management is also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. Management periodically evaluates these estimates and assumptions including those relating to revenue recognition, impairment of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, income taxes, stock-based compensation and contingencies and litigation. Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable based on specific circumstances. Management reviews the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. These estimates and assumptions form the basis for judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Further, changes in accounting and legal standards could adversely affect our future operating results. Our critical accounting policies include: revenue recognition, allowance for doubtful accounts, capitalized software, income taxes, stock-based compensation, and derivatives, each of which are discussed below.

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

Service Revenues.    Technical support revenues are recognized ratably over the term of the related support agreement, which in most cases is one year. Revenues from consulting services subjected to time and materials contracts, including training, are recognized as services are performed. Revenues from other contract services are generally recognized based on the proportional performance of the project, with performance measured based on hours of work performed.

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

Capitalized Software Development Costs

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers. Significant judgment is required in determining when a product becomes ‘‘technologically feasible.’’ Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product. Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value. To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off. This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products. Changes in these estimates could result in write-offs of capitalized software costs. As of September 30, 2007, certain development costs of the Company met the criteria of SFAS 86 for the capitalization of software development costs. Accordingly, $471,988 of software development costs are capitalized as of September 30, 2007. Commercial feasibility was determined to be established on August 31, 2007, with our first installation in Lima, Peru at which point we ceased capitalization.

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

We adopted the provisions of FASB Interpretation 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,’’ (‘‘FIN 48’’) on January 1, 2007. As of September 30, 2007 exist a valuation allowance against the full amount of its net deferred tax asset, the adoption of FIN 48 did not have an impact on the financial statements for the nine months ended September 30, 2007.  We do not expect FIN 48 to have an impact on the Company’s financial statements in the current fiscal year.

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

During the first nine months of fiscal 2007 and during fiscal 2006 the Company issued stock options to directors, officers, and employees under the Amended and Restated Stock Option Plan of 2000 and the 2006 Incentive Plan as described in Note 11 to our consolidated financial statements. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model, using a range of risk-free interest rates of 4.2% – 5.1%, weighted average option term of 3.1 years, expected weighted average volatility of 62.4% and no dividend.

Derivatives

We follow the provisions of SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS No. 133’’) along with related interpretations EITF No. 00-19 ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’’ (‘‘EITF 00-19’’) and EITF No. 05-2 ‘‘The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19’’ (‘‘EITF 05-2’’). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities under the fair value method at the end of each reporting period, and their value is marked to market with the gain or loss recognition recorded against earnings. We use the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. These assumptions require significant management judgment. At September 30, 2007, there were no derivative instruments reported on the Company’s balance sheet.

Results of Operations

Our business is in its early stages and consequently our financial results are difficult to compare from one period to the next. We expect such period-to-period differences to continue to be significant over the next several quarters, until we have a number of full years of operations.

Comparison of three months ended September 30, 2007 and 2006

For the three months ended September 30, 2007, we had a comprehensive loss of $1,131,603 compared to a comprehensive loss of $1,992,900 for the three months ended September 30, 2006. The decrease in comprehensive loss of $861,297 over the comparative fiscal quarter ended 2006 is primarily due to the increase in revenue of $379,920, the decrease in general and administrative expenses of $208,920 and the decrease of $246,753 in selling and marketing expenses caused by our change in sales focus to a channel and partner based selling model. A channel and partner based selling model requires significantly less sales resources than a direct sales model, as it leverages the resources of the sales channels and our strategic partners. The following table compares our consolidated statement of operations data for the three months ended September 30, 2007 and 2006.

	Three months ended September 30,
	2007	2006
Net Revenue	$433,300	$53,380
Operating expenses
Depreciation and amortization	17,996	9,607
General and administrative expenses	501,024	709,944
Professional fees	263,483	303,010
Development expenses	574,965	629,301
Selling and marketing expenses	207,647	454,400
Total operating expenses	1,565,115	2,106,262
Operating loss	(1,131,815)	(2,052,882)
Interest income	21,554	70,620
Interest expense	—	(785)
Other income and expense	(7,810)	(8,875)
Net loss	(1,118,071)	(1,991,922)
Foreign currency translation adjustment	(13,532)	(978)
Comprehensive loss	$(1,131,603)	$(1,992,900)

Net Revenue

Net revenue during the third quarter of fiscal 2007 was $433,300 compared to net revenue of $53,380 for the comparable quarter of fiscal 2006, an increase of 712%. The net revenue of $433,300 for the third quarter of fiscal 2007 included $412,009 of software licensing and development revenue and $21,291 of maintenance and service contract revenue. Approximately 84% of the current quarter revenue relates to development fees for project work and approximately 16% is attributable to continuing license subscriptions or other forms of recurring revenue.

Operating expenses

Total operating expenses for the third quarter of fiscal 2007 were $1,565,115 compared to $2,106,262 in the comparable quarter of fiscal 2006, a decrease of 26%. There were substantial changes in the type of expenses incurred this quarter versus the same quarter a year ago. Selling and marketing expenses decreased by $246,753 or 54%, as we moved from a direct sales model to a partner and channel-based selling model which requires less headcount resources. General & administrative expenses decreased by $208,920 over the same periods, due primarily to reduced rent expense as well as headcount costs.

Depreciation and amortization

Depreciation and amortization expenses for the third quarter of fiscal 2007 were $17,996 compared to $9,607 in the comparable quarter of fiscal 2006. The increase in depreciation and amortization expense is primarily due to purchases of capital equipment for development purposes. The depreciation and amortization expense for the third quarter of both years was composed of depreciation of property, plant and equipment.

General and Administrative expenses

General and administrative expenses for the third quarter of 2007 were $501,024 compared to $709,944 for the comparable quarter in fiscal 2006, a 29% decrease. Related stock based compensation, rent expenses, printing and payroll costs decreased in total by 31% during the third quarter of fiscal 2007 compared to the same quarter of fiscal 2006. These decreases were partially off-set by increases in travel and entertainment, marketing, communication and consulting costs, resulting in the net decrease of 29% for this category.

Professional fees

Professional fees for the third quarter of fiscal 2007 were $263,483, compared to $303,010 for the comparable quarter in fiscal 2006, a 13% decrease. The higher level of professional fees in the comparable quarter in fiscal 2006 related primarily to licensing investigation fees paid to the state of Nevada in the third quarter of 2006. In the third quarter of 2007, there were no such fees paid with respect to gaming licenses, contributing to a decrease in this expense category, however these decreases were partially off-set by an increase in legal fees in the third quarter of 2007, compared to the same quarter of 2006. The increase in legal fees was primarily due to legal fees associated with patent filings and other intellectual property matters.

Development expenses

Development expenses for the third quarter of fiscal 2007 were $574,965 compared to $629,301 for the comparable quarter of fiscal 2006, a $54,336 or 9% decrease. Gross payroll related expenses increased by 51% from $383,995 for the comparable quarter in fiscal 2006 to $581,960 in the third quarter of fiscal 2007, due primarily to increased headcount. During the third quarter of 2007, $155,167 of payroll related expenses were capitalized as software development costs, in accordance with SFAS 86, reducing development expense by the amount capitalized. The capitalized development costs were connected to the wireless gaming software development project. If these costs had not been capitalized, total development expenses would have increased by $100,831 over the prior year quarter, rather than the actual decrease of $54,336 which occurred.

Selling and marketing expenses

Selling and marketing expenses for the third quarter of fiscal 2007 were $207,647 compared to $454,400 for the comparable quarter of fiscal 2006, a 54% decrease. The decrease in expenses is attributable to the significant effort initiated in 2006 to reduce the selling costs associated with our products by switching to a partner and channel driven sales model, instead of the relatively expensive direct sales model we had previously employed. Our personnel and sales contractor costs decreased by 61%, from $301,950 in the third quarter of fiscal 2006 to $117,469 in the current quarter of fiscal 2007. Travel expenses also decreased substantially in this category from $77,562 in the third quarter of fiscal 2006 to $16,790 in the third quarter of fiscal 2007, which reflected our reduced level of sales personnel.

Other income and expense

For the quarter ended September 30, 2007, this income and expense category consisted of a foreign exchange loss in the amount of $7,810. For the quarter ended September 30, 2006, other income and expense consisted of a foreign exchange loss of $8,875.

Interest income

Interest income is derived from investing unused cash balances in short-term liquid investments. Average cash balances for the third quarter were lower in fiscal 2007 than in fiscal 2006, resulting in a lower level of interest income of $21,554 in the current year’s third quarter versus $70,620 in the prior year’s third quarter.

Interest expense

The interest expense amount of $785 in the third quarter of fiscal 2006 relates primarily to bank charges and wire fees. There were no such expenses in this expense category for the third quarter of fiscal 2007.

Foreign currency translation adjustment

Prior period retained earnings on Innovations’ books are translated at historical exchange rates while the rest of the financial statement line items are translated at current period rates. The resulting difference is treated as gain or loss due to foreign currency translation during the period. The $13,532 loss in this category for the third quarter of fiscal 2007 was caused by the weakening of the U.S. dollar against the Canadian dollar in this period. In the third quarter of 2006, the exchange rate fluctuation was a small fraction of a percent (0.05%) and thus the loss in this category was only $978 for the comparative quarter.

Comparison of nine months ended September 30, 2007 and 2006

For the nine months ended September 30, 2007, we had a comprehensive loss of $4,114,900 compared to a comprehensive loss of $6,714,600 for the nine months ended September 30, 2006. The decrease of $2,599,700 in comprehensive loss between the first nine months of fiscal 2007 and 2006 is primarily due to the decrease of $1,840,437 in selling and marketing expenses caused by our change in sales focus to a channel and partner based selling model, as well as smaller decreases in most other expense categories except development expenses and depreciation. The following table compares our consolidated statement of operations data for the nine months ended September 30, 2007 and 2006.

	Nine months ended September 30,
	2007	2006
Net Revenue	$848,609	$344,133
Operating expenses
Depreciation and amortization	46,003	26,394
General and administrative expenses	1,742,747	2,010,002
Professional fees	889,274	903,096
Development expenses	1,492,142	1,382,995
Selling and marketing expenses	853,610	2,694,047
Total operating expenses	5,023,776	7,016,534
Operating loss	(4,175,167)	(6,672,401)
Interest income	116,549	107,273
Interest expense	(464)	(2,751)
Other income and expense	(17,441)	44,315
Net loss	(4,076,523)	(6,523,564)
Foreign currency translation adjustment	(38,377)	(191,035)
Comprehensive loss	$(4,114,900)	$(6,714,600)

Net Revenue

Net revenue for the nine months ended September 30, 2007 was $848,609 compared to net revenue of $344,133 for the comparable nine month period ended September 30, 2006, an increase of 147%. The net revenue of $848,609 for the first three quarters of fiscal 2007 included $732,185 of software licensing and development revenue and $116,424 of maintenance and service contract revenue. Approximately 86% of the of revenue for the nine months ended September 30, 2007 relates to development fees for project work and approximately 14% is attributable to continuing license subscriptions or other forms of recurring revenue.

Operating expenses

Total operating expenses for the first nine months of fiscal 2007 were $5,023,776 compared to $7,016,534 for the comparable nine months of fiscal 2006, a decrease of 28%. There were substantial changes in the type of expenses incurred during the first nine months of fiscal 2006 as compared to those during the first nine months of fiscal 2007. Selling and marketing expenses decreased by $1,840,437 or 68%, as we moved from a direct sales model to a partner and channel-based selling model which requires less headcount resources, contributing to 92% of the year to date $1,992,758 decrease versus the comparable prior year period.

Depreciation and amortization

Depreciation and amortization expenses for the first nine months of fiscal 2007 were $46,003 compared to $26,394 in the comparable nine months of fiscal 2006. The increase in depreciation and amortization expense is primarily due to purchases of capital equipment for development purposes. The depreciation and amortization expense for both years was composed of depreciation of property, plant and equipment.

General and Administrative expenses

General and administrative expenses for the first nine months of fiscal 2007 were $1,742,747 compared to $2,010,002 for the comparable period in fiscal 2006, a 13% decrease. Related rent, payroll expenses, stock based compensation and printing costs decreased in total by 22% during the first nine months of fiscal 2007 compared to the same period during fiscal 2006. These decreases were partially off-set by increases in travel and entertainment, insurance, conferences, equipment repair, and other general expenses relating to our business.

Professional fees

Professional fees for the first nine months of fiscal 2007 were $889,274, compared to $903,096 for the comparable nine months of fiscal 2006, a 2% decrease. Legal fees increased from $433,072 during the first nine months of fiscal 2006 to $636,777 for the same period of fiscal 2007, due primarily to costs associated with the renegotiation of the Shuffle Master agreement, as well as patent filing and intellectual property matters. The 2007 year-to-date increase in legal fees was offset by decreases related to licensing investigation fees associated with the Nevada gaming control board being paid in the 2006 period and not in the similar 2007 period and decreases in accounting fees and fees paid to consultants resulting in the 2% decrease in expenses in this category for the first nine months of 2007 compared to the similar 2006 fiscal year period.

Development expenses

Development expenses for the first nine months of fiscal 2007 were $1,492,142 compared to $1,382,995 for the comparable nine months of fiscal 2006, an 8% increase. Gross payroll and related expenses increased by 50% from $1,051,872 in the first nine months of fiscal 2006 to $1,582,536 in the current year’s comparative period which was primarily due to increased headcount. During the first nine months of fiscal 2007, $471,988 of total payroll related expenses was capitalized as software development costs, in accordance with SFAS 86, reducing development expense by the same amount capitalized. The capitalization of software development costs resulted in total payroll costs expensed in this category to increase slightly from $1,051,872 during the first nine months of fiscal year 2006 compared to $1,110,548 in the comparative period of fiscal 2007. The remaining differences related to the increase in this category were primarily caused by lease costs associated with laboratory and test equipment ($70,394), development consulting resources ($24,030) and other development expenses ($77,143).

Selling and marketing expenses

Selling and marketing expenses for the first nine months of fiscal 2007 were $853,610 compared to $2,694,047 for the same period in fiscal 2006, a 68% decrease. The decrease in expenses is attributable to the significant effort undertaken in 2006 to reduce the selling costs associated with our products by switching to a partner and channel driven sales model, instead of the direct sales model we had previously employed. Our personnel and sales contractor costs decreased by 66%, from $1,881,129 in the first nine months of fiscal 2006 to $642,072 in the comparative nine months of fiscal 2007. Expenses related to communication, marketing and general office expenses decreased from $245,546 incurred in the first nine months of fiscal 2006 to $35,990 in the comparative period of 2007, as we reduced our direct marketing efforts. Travel expenses also decreased substantially in this category from $353,364 in the first nine months of fiscal 2006 to $86,595 in the comparable period this year, which also reflected our reduced level of sales personnel.

Other income and expense

For the nine months ended September 30, 2007, other income and expense consisted of a foreign exchange loss in the amount of $12,270, and a loss resulting from the write off of fixed assets in the amount of $5,171. During the first nine months of fiscal 2006, there was a gain of $614,981 related to the revaluation of the warrants carried as a liability on the balance sheet at that time, in accordance with the provisions of EITF 00-19, a gain arising from the adjustment of other taxes in the amount of $12,164 and a gain of $14,822 related to foreign exchange fluctuation. The gains in this category in 2006 were offset by other expenses of approximately $597,652, related to the write off of in-process purchased technology which was acquired from Digital Wasabi in April 2006.

Interest income

Interest income is derived from investing unused cash balances in short-term liquid investments. Average cash balances for the first nine months of fiscal 2007 were higher than in the first nine months of fiscal 2006, resulting in the higher level of interest income of $116,549 during the first nine months of fiscal 2007 versus $107,273 in the prior year’s comparable period.

Interest expense

The interest expense amounts for the first nine months of fiscal 2007 of $464 and $2,751 in the first nine months of fiscal 2006 relate primarily to bank charges and wire fees.

Foreign currency translation adjustment

Prior period retained earnings on Innovations’ books are translated at historical exchange rates while the rest of the financial statement line items are translated at current period rates. The resulting difference is treated as gain or loss due to foreign currency translation during the period. The fact that there was a substantially lower loss in this category of $38,377 during the first nine months of fiscal year 2007, as compared to the same period of fiscal 2006, is due to the fact that in 2007, exchange gains or losses on long-term intercompany balances on the Canadian subsidiary’s books were charged to foreign currency translation adjustment, while in 2006, intercompany balances were treated as short-term balances and foreign exchange gains or losses were charged to other income and expense resulting in a higher level of expense in this category for the first nine months of fiscal year 2006 of $191,035.

Liquidity and Capital Resources

At September 30, 2007, we had total cash and cash equivalents of $1,306,826 held in current and short-term deposit accounts. We believe that based on our current level of spending, this cash will only be sufficient to fund our current level of operating expenses until December 2007. Based on our current business plan, we will be obligated to seek additional financing before that time.

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

Because of our limited revenue and cash flow from operations, we have depended primarily on financing transactions to support our working capital and capital expenditure requirements. Through September 30, 2007, we had accumulated losses of approximately $20 million, which were financed primarily through sales of equity securities. Since our inception in November 2003 through September 30, 2007, we have raised approximately $21 million in equity financing. The foregoing included the sale of 2,307,693 shares of our common stock and warrants to purchase 1,200,000 shares of our common stock to Shuffle Master for $3.0 million in January 2006. The Shuffle Master warrants had an exercise price of $2.025 per share and expired on July 12, 2007 without being exercised. The sale of these shares and the issuance of the warrants were in connection with the original strategic alliance distribution and licensing agreement between us and Shuffle Master.

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

Our working capital at September 30, 2007 was $508,765 and our current ratio at September 30, 2007 was 1.5 to 1. The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities.

Overall, for the first nine months of fiscal 2007, we had a net cash decrease of $4,375,336, attributable primarily to net cash used in operating activities. The primary components of our operating cash flows are net loss adjusted for non-cash expenses, such as depreciation and amortization, stock-based compensation, and the changes in accounts receivable, accrued liabilities and payroll, deferred revenue, and accounts payable. Cash used in operating activities was $3,769,711 in the first nine months of fiscal 2007 versus $5,782,651 in the comparable period of 2006, a $2,012,940 improvement. This improvement was primarily caused by the decrease in net loss on a year over year basis due to the reduction of expenses and slight increase in revenue.

There were net capital expenditures of $99,419 during the first nine months of fiscal 2007 and software development costs of $471,988 were capitalized during the first nine months of fiscal 2007.

As of September 30, 2007, we had no indebtedness.

Commitment and Contingencies

Lease commitments.    The Company leases office space in Toronto, Ontario and Boulder, Colorado which run to February 2012 and September 2010 respectively. The Company is currently leasing space in New York, New York on a short-term basis under a lease which runs to June 2008, for its corporate headquarters and sales and support functions. The Company intends to renew its New York lease on substantially the same terms on a short-term basis when the current lease agreement expires. In addition, the Company leases an apartment in Las Vegas, Nevada, which runs to February 28, 2008, as a cost effective way to house employees during frequent business visits to Las Vegas. Office lease expenses for the three month periods ended September 30, 2007 and 2006 were approximately $99,000 and $149,000, respectively, and $312,000 and $509,000 for the nine month periods ended September 30, 2007 and 2006, respectively. The Company also leases office equipment. These leases have been classified as operating leases. Office equipment lease expenses for the three-month periods ended September 30, 2007 and 2006 were approximately $38,000 and $16,500, respectively, and approximately $115,000 and $40,000 for the nine month periods ended September 30, 2007 and 2006, respectively. Future lease commitments by year are as follows (2007 amounts are for the remaining three months of fiscal 2007):

Future Lease Commitments by Year
(US$)

	Total	2007	2008	2009	2010	2011	2012+
Office Space Leases:
United States	$475,872	$71,696	$181,414	$125,926	$96,836	$—	—
Canada	543,882	28,160	115,574	119,143	122,772	126,463	31,770
Total Office Space	1,019,754	99,856	296,988	245,069	219,608	126,463	31,770
Office Equipment	244,904	36,630	146,179	61,403	691	—	—
Total Lease Commitments	$1,264,657	$136,486	$443,167	$306,472	$220,299	$126,463	$31,770

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

As of September 30, 2007, there were no off-balance sheet arrangements.

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

PART II
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on September 27, 2007. At the meeting, the following actions were taken:

•	Our stockholders elected the three nominees, namely Shawn Kreloff, Robert P. Levy and M. Jeffrey Branman to the Board of Directors to serve until the annual meeting of stockholders in 2008 and until each director’s successor is elected and qualified. The number of votes cast for management’s nominees and the number of votes cast against or withheld are listed in the table directly below. There were no abstentions or broker non-votes.

Name	For	Withheld
Shawn Kreloff	40,223,307	6,914,906
Robert P. Levy	44,279,066	2,859,147
M. Jeffrey Branman	44,278,966	2,859,247

•	Our stockholders approved the amendment to our Certificate of Incorporation that would increase the number of our authorized shares from 90,000,000 shares of common stock, par value $0.01 per share (the ‘‘Common Stock’’) to 120,000,000 shares of Common Stock. The number of votes cast for this proposition was 38,163,324, the number of votes cast against was 8,293,368 and the number of abstentions was 681,521. There were no broker non-votes.

•	Our stockholders granted the Company’s Board of Directors (the ‘‘Board’’) discretionary authority to amend our Certificate of Incorporation to effect a reverse split of our Common Stock at a ratio within the range from one-for-three to one-for-ten at anytime prior to December 31, 2008, with the ratio and timing to be selected and implemented by the Board in its sole discretion, if at all. The number of votes cast for this proposition was 41,491,626, the number of votes cast against was 5,638,114 and the number of abstentions was 8,473. There were no broker non-votes.

•	Our stockholders approved the appointment of Horwath Orenstein LLP as the Company’s auditors for 2007. The number of votes cast for this proposition was 43,520,194 and the number of votes cast against was 2,788,895 and the number of abstentions was 829,124. There were no broker non-votes.

Item 6. Exhibits.

Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of March 7, 2005 among the Company, PAC and Sona Mobile (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 11, 2005).
3.1	Certificate of Incorporation, as amended (incorporated by reference to the following documents (i) the Company’s Consent Solicitation dated October 26, 2004 as filed on November 1, 2004; (ii) Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005; (iii) Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2005; and (iv) Appendix IV to the Company’s Definitive Proxy Statement dated October 27, 2005 and filed on the same date).

Exhibit No.	Description
3.2	By-laws of the Company, as amended July 20, 2007 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-QSB, filed August 14, 2007).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Form SB-2 (file number 333-130461), filed February 2, 2006).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sona Mobile Holdings Corp.
(Registrant)
Date: November 14, 2007	/s/ Shawn Kreloff
Chief Executive Officer
Date: November 14, 2007	/s/ Stephen Fellows
Chief Financial Officer (Principal Financial Officer)