Form 10KSB
SONA MOBILE HOLDINGS CORP
filed 2008-03-31
CIK 719662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[ X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM _________ To _________ .

Commission File Number 000-12817

SONA MOBILE HOLDINGS CORP.
(Name of small business issuer in its charter)

Delaware                                               95-3087593
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
Common Stock, par value $.01 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act.   [  ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]     No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No[X ]

Issuer’s revenues for its most recent fiscal year: $980,649.

As of February 29, 2008, the aggregate market value of the voting stock held by non-affiliates of the Issuer was approximately $19.3 million.  The market value of the Issuer’s voting stock was computed by reference to the average of the closing bid and asked prices of the Issuer’s Common Stock on such date.

As of February 29, 2008, there were 57,832,857 shares of the Issuer’s Common Stock outstanding.

Transitional Small Business Disclosure Format. Yes [  ]  No[X ]

SONA MOBILE HOLDINGS CORP
YEAR ENDED DECEMBER 31, 2007
FORM 10-KSB

ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations.  The words “expect,” “believe,” “plan,” “intend,” “estimate,” “anticipate,” “propose,” “seek” and similar words and variations thereof, when used, are intended to specifically identify forward-looking statements.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties, including but not limited to those set forth in this Annual Report on Form 10-KSB beginning on page 15.  Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

The terms the “Company”, “Sona”, “we”, “our”, “us”, and derivatives thereof, as used herein refer to Sona Mobile Holdings Corp., a Delaware corporation, and its predecessor, Sona Mobile, Inc., a Washington Corporation and the Company’s subsidiaries Sona Mobile, Inc., a Delaware corporation and Sona Innovations, Inc., a Canadian company.

Part I

Item 1.                      Description of Business

Introduction

We are a software and service provider that specializes in value-added applications to data-intensive vertical and horizontal market segments including the gaming industry. Through our subsidiaries, we develop, market and sell data application software for gaming and mobile devices which enables secure execution of real time transactions on a flexible platform over wired, cellular or Wi-Fi networks. Our target customer base includes casinos, horse racing tracks and operators, cruise ship operators and casino game manufacturers and suppliers on the gaming side, and corporations that require secure transmissions of large amounts of data in the enterprise and financial services verticals. Our revenues consist of project, licensing and support fees generated by our Sona Gaming System™ (“SGS”) and wireless application software products. We operate as one business segment focused on the development, sale and marketing of client-server application software which can be deployed on wired, wireless or cellular networks or a combination thereof.

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

•
the former shareholders of Sona received shares of our Series A Convertible Preferred Stock representing approximately 76% of the then issued and outstanding common stock on a fully diluted basis.  These preferred shares were automatically converted into shares of our common stock on November 17, 2005, upon approval by our shareholders of an increase in total authorized shares.

As a result, the merger has been accounted for as a reverse merger, with Sona Mobile, Inc. deemed to be the accounting acquirer. In connection with the merger, the merger subsidiary changed its name to Sona Mobile, Inc. and, on November 17, 2005, we changed our corporate name from PerfectData to Sona Mobile Holdings Corp.

We market our software principally to two large vertical markets:

•
Gaming and entertainment. We  propose to (i) deliver casino games via our SGS, both wired and wirelessly in designated areas on casino properties; (ii) offer real-time, multiplayer games that accommodate an unlimited number of players; (iii) deliver games on a play-for-free or wagering basis (where permitted by law) on mobile telephone handsets over any carrier network; and (iv) deliver horse and sports wagering applications, where legal, for race and sports books, as well as on-track and off-track wagering, including live streaming video of horse races and other sports events.  We also propose to deliver content via channel partners and content partners, including live streaming television, digital radio, specific theme downloads for mobile phones, media downloads and gaming applications.

•
Financial services and enterprise software. Our products and services extend enterprise applications to the wireless arena, such as customer relationship management systems, sales force automation systems, information technology (IT) service desk and business continuity protocols. One of our primary focuses in this sales vertical is to develop software for the data-intensive investment banking community and client-facing applications for the retail banking industry.

We have sales offices in New York, New York and Toronto, Canada and research and development operations in Boulder, Colorado and Toronto, Canada.  Our principal executive office is located at 245 Park Avenue, 39th Floor, New York, New York 10167. Our Web address is www.sonamobile.com.

Mission Statement

Sona seeks to enrich the gaming and entertainment industries through the use of our innovative technology.  Our goal is to be the leading provider of server based gaming software and embedded wireless software.  We seek to offer gaming venues the ability to drive incremental revenue, reduce costs, improve player tracking and improve the customer’s overall experience through the implementation of our server based gaming and entertainment applications.

Our vision for growth includes developing and marketing best-of-breed gaming and entertainment applications that provide operators with additional revenue sources and distribution channels, forming strategic partnerships with eading gaming and racing operators, and partnering with leading content and distribution providers to enable the world-wide delivery of our advanced technology.

Growth Strategy

We believe that the two essential components for long-term success in the highly competitive client-server application software market are focus and expertise. Our strategy is to leverage our distinct expertise in secure, real-time software gaming systems and to develop embedded software applications aimed at increasing the productivity, efficiency and revenue generating potential of our customers. Our growth strategy includes the following key components:

•
To take advantage of the growth and the latest trends in the gaming and entertainment market by leveraging our expertise in client-server software applications. Table games, sports books, lotteries, horse racing, and other types of gaming can all be made portable and are expected to be increasingly offered in wireless format and other embedded client formats.  We believe this technology will modernize the gaming floor, reduce equipment, implementation and maintenance costs and improve operator efficiencies, thereby adding direct value to our customers.

•
To develop and market best-of-breed embedded software gaming and entertainment applications that provide additional revenue sources and content distribution channels to casino operators, horse race track operators and other businesses in the gaming and entertainment sector.

•
To partner with leading content providers in the gaming and entertainment space, enabling delivery of comprehensive solutions combining advanced embedded software technology with popular content to our customers.

•
To form strong and lasting business relationships, directly and through our strategic partners, with the leading casino operators in the world and work closely with them in aligning our gaming solutions to the needs of their end-users.

•
To leverage our technology across a wide range of end-markets. While our primary focus will remain on gaming and entertainment markets, we will continue pursuing select applications in the enterprise space capitalizing on the increasingly mobile nature of the modern work force and the necessity to expand PC-based corporate applications to a mobile device.

Gaming and Entertainment

We believe that Sona is the first company in the world to achieve the GLI–26 standard for wireless gaming from Gaming Laboratories International, an independent and internationally accredited gaming software certification company.  This certification was awarded in March 2007 to our the wireless version of our SGS, at which time the system also received certifications GLI–21 for server based game systems, as well as GLI–11 and GLI-12 certification for gaming devices and progressive gaming devices in casinos, GLI–13 certification for online monitoring and control and GLI–16 certification for cashless systems.  At the time of the March 2007 certification, the SGS was certified for use with Shuffle Master’s Three Card Poker™.  These certifications permit Sona to deploy and operate the certified system in certain domestic and international jurisdictions where additional licensing is not required.  In November 2007, three additional non-proprietary games, roulette, blackjack and baccarat, were certified for use with the SGS.  Our intention is to pursue additional certifications for other games and in jurisdictions where we plan to do business.

In January 2006, we entered into a strategic alliance distribution and licensing agreement with Shuffle Master, Inc. (‘‘Shuffle Master’’), a leading provider of table gaming content. Shuffle Master beneficially owns 8.2% of our common stock. The licensing agreement was amended and restated in its entirety, as was a related master services agreement, effective February 28, 2007. Under the terms of the agreements, we have agreed to develop a Shuffle Master-branded wireless gaming platform powered by Sona’s SWP for in-casino use, which would feature handheld versions of Shuffle Master's proprietary table game content as well as other popular public domain casino games. Though many of these products are currently still in either the development or product certification and licensing stages, a few have been commercially available since the fourth quarter of 2007.

In addition, both the Company and Shuffle Master are permitted to distribute, market and sell the version of the SGS to gaming venues worldwide. Additionally, our Company has been granted a non-exclusive worldwide license to offer Shuffle Master's proprietary table game content on the platform, and the Company has granted Shuffle Master a non-exclusive worldwide license to certain Sona-developed wireless platform software and enhancements that support the integration and mobilization of casino gaming applications into in-casino wireless gaming delivery systems.

In 2006, in conjunction with our strategic alliance with Shuffle Master and because of the perceived opportunities for wireless server-based applications in the gaming industry, we switched our primary sales and development focus towards the gaming industry.  During 2007, we perceived that there was a potentially far greater opportunity to develop and sell server-based gaming applications that could be operated in both wired and wireless network environments or a combination thereof and rather than focusing on just wireless gaming applications, developed our products to run in multiple network environments.

The Sona Gaming System™

The Company provides secure software solutions for server based gaming and entertainment applications.  We believe our technology delivers a rich client experience without compromising performance or security.  Sona’s key differentiator is the Sona Gaming System™ (SGS), an architecture which allows us to offer in-casino, internet and mobile systems in conjunction with each other or separately. The mobile application is an extension of the web and casino applications, integrating the same look, feel and navigation that customers expect from our products.  We believe that our system is significantly less expensive for our customers on a per unit basis, than a stand-alone slot or other electronic table game and adds significant flexibility since many games can be played on a single machine.

The SGS is a standards-based development platform that makes it easier for corporations to bring new or existing mission-critical data to mobile devices. The SGS consists of distinct client and server-side software development kits (SDKs) and a runtime server. They work together to produce compelling, intelligent client applications that are at the same time scalable and robust.

The SGS:

•	Facilitates seamless integration and customization, including fully branded interfaces.

•	Allows rapid presentation design with its powerful user interface tools that are highly optimized for resource-constrained devices.

•	Exists as fully modular and decoupled components, making it both flexible and easy to engage in incremental deployment.

•	Supports Elliptic Curve Cryptography (“ECC”) and 128-bit Security Sockets Layer for true end-to-end secure encryption; never compromising sensitive data through gateway decryption.

•
Is device and cellular carrier agnostic: solutions can be deployed across all prevalent PDA operating platforms, including Palm, Windows Mobile (Pocket PC and Smartphone) and BlackBerry®, as well as Java™-enabled smart phones through the use of Java™ 2 Micro Edition (J2ME™).

•	Readily incorporates partner technology to extend features, functions, and performance.

•	Drastically reduces development, testing, and deployment time.

•	Offers server-side scalability, redundancy, and failover support.

The SGS is a server based gaming software application which delivers slots, table games, video poker, horseracing and sportsbook wagering virtually anywhere gaming is permitted.  Sona offers a secure central server and provides a detailed account of all player activity, which gives casinos real-time player tracking on a play-by-play basis.  The SGS consists of server and device software that runs on wireless personal digital assistants (PDA), a wireless tablet or a fixed kiosk (wired or wireless). The SGS can be configured for several games, including Blackjack, Roulette, Baccarat, Bingo, Keno, Video Slots, and several varieties of Video Poker as well as Race and Sports Wagering. The architecture also supports communal versions of these games for peer-to-peer or multiplayer Poker (e.g., Texas Hold’em and Omaha).

The SGS allows a multitude of games on almost any size device with centralized controls.  For example, a property might want to replace a video only terminal in a race and sports book with the SGS.  This will allow patrons to sit within the designated sports book area and make race and sports wagers, or play Roulette, Video Poker, Slots, or other table games between races or at halftime.  This can allow properties to extend their casino floor to ancillary areas and, in our view, allows them to differentiate themselves from other casinos by using this technology.  The SGS kiosk screen can be customized with property logos, advertisements, or current specials and offers. The SGS brings gaming, entertainment and hospitality together to offer an opportunity to casinos, cruise ships, racinos, bingo halls, and other gaming venues to generate additional revenues.

The SGS product architecture consists of and includes the following features:

•
A secure central server, referred to as the back-of-house server, runs the random number generator. It also contains all gaming logic, runs the gaming engine, provides content and determines the outcome of games.

•	Play is on a thin client device; the client will instantly download all content which has the same look and feel as being at the tables.

•
Accounting server provides real-time monitoring and accounting for all games including buy-in, coin-in and coin-out by type of wager, total hands by table, as well as play details, P&L, gross and payout percentage.

•	Accounting server uses standard slot machine style interfaces for casino accounting systems.

•	Sona Gaming System™ mobilizes wagering of any casino game to any wired or wireless enabled casino location.

The Company offers customers and potential customers the opportunity to benefit from our strategic partnerships with major content and hardware providers such as the New York Racing Association, the Daily Racing Form, Del Mar Thoroughbred Club, Equibase, Shuffle Master and Station Casinos.  In our view, these strong partnerships enable us to provide the ultimate in content, distribution, marketing and advertising.   Our goal is to provide the best possible solution to customers, allowing gaming venues to drive incremental revenue and reduce operating costs by bringing modern and flexible technology to the casino floor.

 mWager™ and mWager SportsBook™

mWager™ is a wagering system for horse racing that allows users to place wagers by offering a similar gaming interface whether the user  is in the casino, at the track, on a home computer or on a mobile device.

The mWager™ application can be ported to a wired or wireless kiosk and almost any mobile phone, PDA, or tablet device.  Users can conduct pre-race research for current day races; select the desired race, track, and date; place wagers utilizing amount, pool and runner(s) selections; review, submit or cancel wagering information; receive instant wager confirmation with a unique transaction number; review wager history; view live odds; receive updated race information automatically; view horse name and program numbers; watch secure, streaming video of live races in real time at kiosks or on wireless devices; receive race alerts regarding information such as runners and scratches; receive instant access to results and post-race information; deposit funds and request withdraws, display account balance and access important account information.  The software also has wagering and account management built in and the server-console provides real-time monitoring and cash management.  mWager™, which is part of the SGS, uses encryption and security at both the application and network levels to provide a completely secure transaction environment.

mWager SportsBook™ is a wagering system for sports that allows users to place wagers by offering a similar gaming interface whether you are in the sportsbook, on your home computer or on your mobile device.  mWager SportsBook ™ offers users the same security and accounting features provided by the mWager™ system.

Sona Media Platform™

The Sona Media Platform consists of the Sona Media Player application for Blackberry® and Windows Mobile® devices, Sona's mobile media encoding system, and the Sona Media Management Server. This platform provides for full management of media content delivery and program scheduling, as well as advanced user provisioning capabilities.  Sona's platform enables push delivery of media content from the server, rather than users having to request a download of media to mobile devices, and we believe it is the only system that provides media management and delivery for Blackberry® devices and have filed a provisional patent application for these features. The entire platform is designed to integrate with mobile carrier systems, enterprise media applications, or third party content management systems.  An easy to use browser based management console provides full control of the platform, and application program interfaces (“API’s”) enable custom integration with any external system. Using our patent-pending mobile media player technology for mobile devices, we have made it possible for users to access and view multi-media content on BlackBerry® and other handheld devices.  The media player is a brandable mobile application that can be customized for a variety of media delivery applications and services.

         In addition, we have combined the fully configurable Media Manager Server with a new version of the Sona Media Player™.  This new platform introduces the concept of ‘push media’, which distributes content to wireless devices invisibly and notifies users when multi-media content has been delivered to the device and is available for playback.  This eliminates the need for subscribers to manually download video clips over wireless networks, and provides subscribers with immediate access to content such as breaking news or daily highlights.  Video content can also be played via the Sona Media Player on the latest generation of Blackberry® devices.

         Our entertainment software products also give content providers a new platform to sell, market and distribute their broadcast content to customers in a mobile format. We believe that the key differentiator of our video products is the ability to integrate them with our existing data applications, such as our horse racing and financial markets products. We believe that particular types of information will be purchased by retail customers, including headline news clips, sports clips, full length sporting events, entertainment news and music videos. In addition, we believe that there is significant demand in the financial services sector for wireless access to analyst calls, morning market calls, and other time-sensitive financial markets news. By partnering with content providers, we plan to offer the ability to view streamed video in real-time on most wireless devices including JAVA phones, PDA's and SmartPhones.

Financial Services and Enterprise Software

Financial markets are open 24 hours a day, five days a week, and are prone to volatility. Financial institutions and professionals are demanding market related information 24 hours a day, seven days a week, as well as cost effective mobile solutions, in order to increase information visibility, service availability, productivity, risk management, and ultimately, profitability. For these enterprises, we have developed application software products that deliver in real-time information that may be required by professionals in the finance sector, including traders, risk managers, investment bankers and stock brokers. Such information takes the form of live market data and news, proprietary data and risk systems, research, internal Web casts, as well as trade execution and regulatory compliance. With the convergence of technologies, devices, connectivity, availability and pricing, there is now an opportunity to deliver financial and business data services in a wireless format, which meets the needs of the end users in both the professional and retail space.

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

We offer financial services and enterprise companies the following products and services:

Sona Mobile Markets

Sona Mobile Markets is a suite of application software programs that provides real-time market data, quotes, graphs, portfolios, watch lists, news and trading transactions for the financial marketplace. Sona Mobile Markets is an ‘‘out-of-the-box’’ product enabling mobile access to business-critical information previously only available to financial market professionals on the trading floor. This product serves as an access point for a full array of financial services comprised of carefully selected technologies, including real-time streaming of prices, up-to-the-second news, market analysis, research and more, all combined into one device and benefiting from complete synergy with a user’s workplace systems. While Sona Mobile Markets currently targets the financial services market, we believe that it can rapidly be modified to deliver content to different markets.

ServiceDesk Pro

    Developed based on its parent product Sona Service Desk, the ServiceDesk Pro is a field force automation product for field technicians and service personnel that provides wireless delivery of work orders and wireless gathering of status and completion information on ruggedized field-ready windows laptops and wireless PDA’s.  The product is designed to be able to rapidly replicate a “like for like” user interface and to use our advanced secure mobile delivery technology and back office integration tools to  replace some of the legacy products currently in use at large corporations.

We believe that ServiceDesk Pro can dramatically reduce support and maintenance cost, requires little or no additional training for the field force, and provides significant extensibility and flexibility for the future.

We believe that Sona Service Desk Pro provides the mobile foundation for an integrated, ‘‘end-to-end’’ approach to information technology service management. This product wirelessly enables a mobile work force to submit, monitor, and manage help desk cases, change tasks, and asset and inventory records.  Service Desk Pro also indicates which business services are impacted by a given incident or problem by sending trouble tickets to your wireless device of choice. Sona Service Desk Pro allows the user to determine priorities based on business needs and respond within seconds to address those priorities.

We believe that the benefits that Service Desk Pro can offer include the following:

•	Increases the adoption of Help Desk features for better trouble shooting;

•	Improves productivity and effectiveness of field service representatives;

•	Improves the product data quality for forecasting, ordering, performance evaluation and customer service requests; and

•	Is scalable and adaptable to customer requirements.

Sona Service Desk Pro takes the capabilities of the enterprise’s ‘‘help desk’’ software and builds a tailored interface for the wireless handheld device of choice. This product seamlessly delivers the applications of an enterprise to wireless devices in a personalized fashion.  We believe that this product minimizes downtime and maximizes productivity. With Sona Service Desk Pro, information technology staff can wirelessly access the same help desk they know and use in their office from wherever they may be located. By using our multi-threading technology, users can run this product in the background while accessing other key information and applications on their wireless devices, such as short messaging text services, e-mail and voice services.

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

•
Cellular telephone operators, who could take our products to their client bases, satisfying both the needs of their enterprise clients in this vertical space and their own need to increase revenues and usage of data services;

•	IT systems integration and hosting companies – firms that can add our products to their integration services in their geographic regions;

•	Wireless device marketing and distribution companies;

•	Hardware and operating systems software vendors;

•	Resellers and distributors which have significant client bases and brands in the financial services vertical space; and

•	Technology providers.

We cannot assure you that our marketing and sales efforts will result in definitive business arrangements with any of these companies or if we do enter into any such arrangements, that such arrangements will be advantageous or profitable for us.

During the fiscal year ended December 31, 2007, two customers collectively comprised 62% of our revenue (47% and 15%, respectively). During 2006, three customers collectively comprised approximately 60% of our revenue (24%, 22% and 14%, respectively). Since revenues are derived in large part from single projects, we bear some credit risk due to a high concentration of revenues from individual customers. The customer revenue concentrations referenced above in both 2007 and 2006 are primarily single project revenues in the respective years, although there will be some smaller amounts of recurring revenues from the 2007 customers referenced in subsequent fiscal years due to maintenance and support fees spelled out in the respective contracts.  The 2007 percentages above derived from financial services and enterprise products and gaming products respectively, while all the 2006 percentages derived from financial services and enterprise products.

Product Development Strategy

We develop our products to meet the stringent requirements of GLI, as well as the testing laboratories of other jurisdictions, including Nevada, in which we seek to do business, for providing secure execution of real time transactions over wireless and wired server-based and cellular delivery systems. The manufacturing and distribution of gaming products and the conduct of gaming operations are subject to extensive regulation by various domestic and foreign gaming authorities. Our gaming devices and related software are subject to independent testing prior to approval for each jurisdiction in which we plan to do business.  On March 1, 2007, we received GLI certification of the wireless version of the SGS for use with Shuffle Master’s Three Card Poker® game under the GLI-26 ‘‘Wireless Gaming Systems Standards.’’ We believe that we are the first company in the world to receive GLI certification for a wireless gaming system based on random number generation technology, a key component in many casino products including automatic card shufflers, slot machines and multi-player table games. The certification covers use of our system with Shuffle Master's Three Card Poker® game.  Additional regulatory approval in some jurisdictions may be required. In addition, the Company has received certifications GLI–21 for (server based game systems), GLI–11 and 12 (gaming devices and progressive gaming devices in casinos), GLI–13 (online monitoring and control) and GLI–16 (cashless systems).  These noteworthy certifications permit Sona to deploy and operate the SGS in certain domestic and international jurisdictions where additional licensing and product certification is not required, including cruise ships when they are not in port, although most North American and many international jurisdictions have their own approval processes.  In November 2007, three additional non-proprietary games, roulette, baccarat and blackjack were also approved by GLI for use with the SGS.  The Company plans to submit additional games to be GLI certified for use with the system, including Shuffle Master's proprietary Ultimate Texas Hold'em™, Dragon Bonus® Baccarat, Let It Ride Bonus® and other Shuffle Master titles, as well as other public domain and non-proprietary games.

We are committed to deploying software products that surpass not only industry standards for performance and resilience, but also meet the expectations of our partners, customers and end users through independent testing and verification. We believe that this distinguishes us from many competing software providers.

Competition

We compete in the highly competitive businesses of casino gaming software applications, wireless enterprise application software, mobile and wireless telecommunications, systems integration and professional services. The competition is from a broad range of both large and small domestic and international corporations. Most of our competitors have far greater financial, technical and marketing resources than we do.

In the mobile gaming and entertainment industry, our competition includes but is not limited to, Cantor Gaming, Diamond I, FortuNet, International Game Technology, Gametech International, and Phantom Fiber Corporation. In the enterprise and financial services sector, our competitors include @Hand Corp, Dexterra, Sybase, Infowave Systems and Novarra, as well as companies such as Bloomberg and Reuters who are increasingly offering mobile versions of their desktop software.

We believe that our principal competitive advantage in the gaming industry is the fact that we are one of the first companies with a server-based gaming system which can be deployed in both wired and wireless environments. We are focused on server-based applications based on our broad understanding of client-server technology in both of these wired and wireless environments and how best to leverage such technology to create new revenue streams for our customers and increase their productivity and efficiency. The competitive factors important to us are our technology, development and engineering expertise, subject matter expertise, customer support, distribution channel and customer relationships, as well as the ability to be licensed as a company and get our products licensed and certified in the various jurisdictions in which we seek to do business.  Industry competitive factors include, but are not limited to, technology, engineering capability, customer support, breadth and depth of strategic relationships, financial condition, and marketing initiatives. We seek to leverage the quality of our development team, the depth and breadth of our customer relationships, and our ability to respond quickly to change and respond, in order to be competitive and successful.

Research and Development

We maintain our research and development operations in Toronto, Canada and Boulder, Colorado. At February 29, 2008 we employed 24 persons in research and development and engineering. We find it advantageous to have the majority of our research and development activities in Toronto due to the abundance of available, affordable and talented software engineers. Total costs incurred in research and development amounted to $2,547,858 for the fiscal year ended December 31, 2007, and $2,002,121 for the year ended December 31, 2006.

Regulatory & Legal Environment

General

The manufacture, sale and distribution of gaming devices, equipment and related gaming software is subject to federal, state, tribal and local regulations in the United States and foreign jurisdictions. While the regulatory requirements vary from jurisdiction to jurisdiction, the majority of these jurisdictions require licenses, registrations, permits, findings of suitability, documentation of qualification including evidence of financial stability and/or other required approvals for companies who manufacture and distribute gaming equipment, as well as the individual suitability or licensing of officers, directors, major shareholders and key employees. Laws of the various gaming regulatory agencies generally serve to protect the public and ensure that gaming related activity is conducted honestly, competitively, and free of corruption.

We and our key personnel have obtained gaming licenses in the state of Nevada as a Manufacturer (Manufacturer of Gaming Devices or Equipment), Distributor (Distributor of Gaming Devices or Equipment) and Mobile Operator (Operator of a Mobile Gaming System). We have never been denied a gaming related license, nor have any licenses been suspended or revoked. We are not yet licensed as a company in other jurisdictions, however we are in the process of applying or will be applying for licenses in jurisdictions where we plan to do business and licensing is required. Our gaming equipment system is not yet licensed in any specific gaming jurisdictions, however we received Gaming Labs International ‘‘GLI’’ certification in 2007 for our Wireless and Server-based Gaming System for use with Shuffle Master’s Three Card Poker® game under the GLI-26 ‘‘Wireless Gaming Systems Standards’’, as well as GLI-13 approval for on-line monitoring and control systems, GLI-16 approval for cashless systems in casinos, GLI-21 approval for its server-based gaming platform. In November 2007, three additional games, Baccarat, Blackjack and Roulette were also approved by GLI for use with our system. Thiscertification allows us to market and distribute our products in jurisdictions, as well as to cruise ship lines, where additional regulatory licensing may not be required.

Nevada Regulation

The manufacture, sale and distribution of gaming devices in Nevada or for use outside Nevada are subject to the Nevada Gaming Control Act and the regulations of the Nevada Gaming Commission (‘‘NV Commission’’), and the State Gaming Control Board (GCB), and the local laws, regulations and ordinances of various county and municipal regulatory authorities (collectively referred to as the Nevada gaming authorities). These laws, regulations and ordinances primarily concern the responsibility, financial stability and character of gaming device manufacturers, distributors and operators, as well as persons financially interested or involved in gaming operations. The manufacture, distribution and operation of gaming devices require separate licenses. The laws, regulations and supervisory procedures of the Nevada gaming authorities seek to (i) prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) establish and maintain responsible accounting practices and procedures; (iii) maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada gaming authorities; (iv) prevent cheating and fraudulent practices; and (v) provide a source of state and local revenues through taxation and licensing fees. Changes in these laws, regulations, procedures, and judicial or regulatory interpretations could have an adverse effect on our gaming operations.

Our licenses require the periodic payment of fees and taxes and are not transferable. Each type of machine we sell in Nevada must first be approved by the NV Commission and may require subsequent machine modification.

We are registered with the NV Commission as a publicly traded corporation and are required periodically to submit detailed financial and operating reports to the NV Commission and to furnish any other information that the NV Commission may require. Our officers, directors and key employees who are actively engaged in the administration or supervision of gaming and/or directly involved in gaming activities of our licensed gaming subsidiaries may be required to file applications with the Nevada gaming authorities and may be required to be licensed or found suitable by them. Officers, directors and certain key employees of our licensed gaming subsidiaries must file applications with the Nevada gaming authorities and may be required by them to be licensed or found suitable. It is our policy to pay all costs of the GCB investigations that are related to our officers, directors or employees.

The Nevada gaming authorities may investigate any individual who has a material relationship or involvement with us, or any of our licensed gaming subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. The Nevada gaming authorities may deny an application for licensure or finding of suitability for any cause deemed reasonable. A finding of suitability is comparable to licensing and both require submission of detailed personal and financial information followed by a thorough background investigation. The applicant for licensing or a finding of suitability must pay all costs of the investigation. We must report changes in licensed positions to the Nevada gaming authorities. The Nevada gaming authorities may disapprove any change in position by one of our officers, directors or key employees, or require us to suspend or dismiss officers, directors or other key employees and sever all relationships with such persons, including those who refuse to file appropriate applications or whom the Nevada gaming authorities find unsuitable to act in such capacities. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

We are required to submit detailed financial and operating reports to the NV Commission. If it were determined that any Nevada gaming laws were violated by us or any of our licensed gaming subsidiaries, our gaming licenses could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we, our licensed gaming subsidiaries and any persons involved may be subject to substantial fines for each separate violation of the Nevada gaming laws at the discretion of the NV Commission. The NV

Commission also has the power to appoint a supervisor to operate our gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment could be forfeited to the State of Nevada. The limitation, conditioning or suspension of our gaming licenses or the appointment of a supervisor could (and revocation of our gaming licenses would) materially and adversely affect our gaming operations.

The NV Commission may require any beneficial holder of our voting securities, regardless of the number of shares owned, to file an application, be investigated, and be found suitable, in which case the applicant would be required to pay all of the costs and fees of the GCB investigation. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. Any person who acquires more than 5% of our voting securities must report this to the NV Commission. Any person who becomes a beneficial owner of more than 10% of our voting securities must apply for a finding of suitability within 30 days after the chairman of the GCB mails the written notice requiring this filing.

Under certain circumstances, an Institutional Investor, as this term is defined in the NV Commission regulations, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the NV Commission for a waiver of these finding of suitability requirements, provided the institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of its business and not for the purpose of causing, directly or indirectly (i) the election of a majority of our board of directors; (ii) any change in our corporate charter, bylaws, management, policies or operations; or (iii) any other action which the  NV Commission finds to be inconsistent with holding our voting securities for investment purposes only. The NV Commission considers voting on all matters voted on by shareholders and the making of financial and other informational inquiries of the type normally made by securities analysts, and such other activities as the NV Commission may determine, to be consistent with holding voting securities for investment purposes only. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of the GCB investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the NV Commission or the chairman of the GCB may be found unsuitable. The same restrictions apply to a record owner who fails to identify the beneficial owner, if requested to do so. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of our voting securities beyond that period of time as may be prescribed by the NV Commission may be guilty of a criminal offense. We are subject to disciplinary action, and possible loss of our approvals, if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or any of our licensed gaming subsidiaries, we (i) pay that person any dividend or interest upon our voting securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) give remuneration in any form to that person, for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require the unsuitable person to relinquish his voting securities for cash at fair market value. Additionally, the Clark County authorities have taken the position that they have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee

The NV Commission may, in its discretion, require the holder of any of our debt securities to file an application, be investigated and be found suitable to own any of our debt securities. If the NV Commission determines that a person is unsuitable to own any of these securities, then pursuant to the Nevada gaming laws, we can be sanctioned, including the loss of our approvals, if without prior NV Commission approval, we: (i) pay to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognize any voting right by the unsuitable person in connection with these securities; (iii) pay the unsuitable person remuneration in any form; or (iv) make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

We are required to maintain a current stock ledger in Nevada which may be examined by the Nevada gaming authorities at any time. If any of our securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada gaming authorities. A failure to make this disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The NV Commission has the power at any time to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada gaming laws and the regulations of the NV Commission. To date, the NV Commission has not imposed this requirement on us.

We may not make a public offering of our securities without the prior approval of the NV Commission if the securities or their proceeds are intended to be used to construct, acquire or finance gaming facilities in Nevada, or retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation, or approval by the NV Commission or the GCB as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

Changes in control through merger, consolidation, acquisition of assets or stock, management or consulting agreements or any act or conduct by a person whereby he obtains control, may not occur without the prior investigation of the GCB and approval of the NV Commission. Entities seeking to acquire control of us must satisfy the GCB and the NV Commission in a variety of stringent standards prior to assuming control. The NV Commission may also require controlling shareholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and other corporate defense tactics that affect Nevada gaming licensees, and publicly-traded corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The NV Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the NV Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. Nevada’s gaming laws and regulations also require prior approval by the NV Commission if we were to adopt a plan of recapitalization proposed by our board of directors in opposition to a tender offer made directly to our shareholders for the purpose of acquiring control of us.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the cities and counties where our subsidiaries conduct operations. Depending on the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually. Annual fees are payable to the State of Nevada to renew our licenses as a manufacturer, distributor, and operator of a slot machine route. Nevada gaming law also requires persons providing gaming devices in Nevada to casino customers on a revenue participation basis to pay their proportionate share of the taxes imposed on gaming revenues generated by the participation gaming devices.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively referred to as licensees), and who proposes to participate in the conduct of gaming operations outside of Nevada is required to deposit with the GCB, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the GCB of the licensee’s participation in foreign gaming. This revolving fund is subject to increase or decrease at the discretion of the NV Commission. As a licensee, we are required to comply with certain reporting requirements imposed by the Nevada gaming laws. We are also subject to disciplinary action by the NV Commission if we knowingly violate any laws of the foreign jurisdiction pertaining to our foreign gaming operation, fail to conduct our foreign gaming operations in accordance with the standards of honesty and integrity required of Nevada gaming operations engage in any activity or enter into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada, engage in any activity or enter into any association that interferes with the ability of the State of Nevada to collect gaming taxes and fees, or employ, contract with or associate with any person in the foreign gaming operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability, or who has been found guilty of cheating at gambling.

Other Jurisdictions

Each of the other jurisdictions in which we do business requires various licenses, permits and approvals in connection with the manufacture and/or distribution of gaming devices typically involving restrictions similar in many respects to those of Nevada.

Federal United States Registration

The Federal Gambling Devices Act of 1962 (the Act) makes it unlawful for a person to manufacture, transport, or receive gaming machines, gaming devices or components across interstate lines unless that person has first registered with the Attorney General of the US Department of Justice. We are so registered and must renew our registration annually. In addition, gambling device identification and record keeping requirements are imposed by the Act. Violation of the Act may result in seizure and forfeiture of the equipment, as well as other penalties. We have complied with the registration requirements of the Act.

Native American Gaming Regulation

Gaming on Native American lands is governed by federal law, tribal-state compacts, and tribal gaming regulations. The Indian Gaming Regulatory Act of 1988 (IGRA) provides the framework for federal and state control over all gaming on Native American lands and is administered by the National Indian Gaming Commission (the NIGC) and the Secretary of the US Department of the Interior. IGRA requires that the tribe and the state enter into a written agreement, a tribal-state compact, which governs the terms of the gaming activities. Tribal-state compacts vary from state-to-state and in many cases require equipment manufacturers and/or distributors to meet ongoing registration and licensing requirements. In addition, tribal gaming commissions have been established by many Native American tribes to regulate gaming related activity on Indian lands.

  International Regulation

Certain foreign countries permit the importation, sale and operation of gaming equipment in casino and non-casino environments. Some countries prohibit or restrict the payout feature of the traditional slot machine or limit the operation and the number of slot machines to a controlled number of casinos or casino-like locations. Each gaming machine must comply with the individual country’s regulations. Certain jurisdictions require the licensing of gaming machine operators and manufacturers.

Intellectual Property

We believe that our intellectual property rights are significant assets that provide us with a competitive advantage and are critical to our future profitability and growth. We seek to protect our investment in research and development by seeking patent and trademark protection for our technologies. We also acquire and license patents and other intellectual property from third parties.

Patents: We have patent applications pending for certain of our existing products and methods, including for the Sona MediaPlayer™ for Blackberry® and several patent applications relating to our SGS, future products that have not yet been introduced, potential product modifications and improvements and to products we do not currently sell. A majority of these technologies are internally developed. Some of our technology has been purchased and is licensed.   No assurance can be given that any such patent applications will be issued or that the patents we have licensed or any new patents that we acquire will be or remain valid or will provide any competitive protection for our products.

Trademarks: We own several common law trademarks and have several trademark applications pending in the U.S. and in some foreign countries.  We market most of our products under trademarks that we believe provide product recognition and promote widespread acceptance. We also license trademarks from others.  We seek protection for our trademarks in the U.S. and various foreign countries, where applicable.

Other Intellectual Property: In addition to patents and trademarks, we also own intellectual property in the form of copyrights (unregistered) and trade secrets. No assurance can be given that we will be successful in maintaining the confidentiality of our trade secrets and other proprietary information. Costs associated with defending and pursuing infringement claims can be substantial. In the absence of valid and enforceable patent, copyright, trademark or trade secret protection, we would be vulnerable to competitors who could lawfully copy our products and technology.

Product-Related Agreements: We are party to certain cross-licensing agreements. Under these agreements, we have certain rights to third party intellectual property. There are no royalty obligations with respect to any of these agreements that are material to our results of operations. Further, none of the royalties that we receive from these agreements are currently material to our results of operations.

Infringement and Litigation: We do not believe that any of our products, methods or technologies infringes the valid and enforceable patents and other valid and enforceable intellectual property rights of others.  We have not been and are not currently subject to litigation claiming that we have infringed the rights of others.  From time to time, we have received, and may receive in the future, notice of claims of infringement of others’ proprietary rights.

Employees

At February 29, 2008, we had 32 full-time employees. Approximately 3 of our employees are engaged in sales and marketing, 5 are engaged in executive management, finance and administration, and 24 in engineering and development.  No employees are covered by a collective bargaining agreement. We believe that we have a good relationship with all of our employees.

RISK FACTORS

In addition to the other information in this report, the following risk factors should be considered carefully in evaluating our business and us.

Risks Related to Our Business

We will need additional financing to continue our operations past May 2008, which financing may not be available on acceptable terms or at all and, if available, may result in significant additional dilution to our current stockholders.

At December 31, 2007, we had total cash and cash equivalents of $2.4 million held in current and short-term deposit accounts.  We believe that based on our current level of spending, this cash will only be sufficient to fund our operations until May 2008.  Based on our current business plans, we will be obligated to seek additional financing before that time.  Such financing may not be available to us on favorable terms, or at all. If adequate funds are not available when required or on acceptable terms, we may be unable to continue our operations as planned, or at all.  In addition, financing transactions, if successful, are likely to result in significant additional dilution to the voting and economic rights of our existing stockholders.  Financings may also result in the issuance of securities with rights, preferences and other characteristics superior to those of our common stock and, in the case of debt or preferred stock financings, may subject the company to covenants that restrict its ability to freely operate its business.

Our 8% senior unsecured convertible debentures due 2010 contain various negative covenants that limit, among other things, our ability to incur debt and create liens on our properties or assets, except with the consent of holders of at least 51% of the principal amount of the debentures then outstanding, or if there are less than $500,000 principal amount of debentures then outstanding. As a result, these negative covenants may impair our ability to obtain future debt financing.

We have a history of losses, our auditors have stated that these losses raise substantial doubt about our ability to continue as a going concern and we expect to continue to operate at a loss and to have negative cash flow from operations for the foreseeable future.

    We have a history of continuing losses and negative cash flow from operations.  From our inception in November 2003 through December 31, 2007, we had cumulative net losses of approximately $21.6 million and we had negative cash flow from operations in the year ended December 31, 2007, of approximately $5.4 million.  We expect that our expenses will increase substantially as we continue to develop our products and services. In addition, since we became a public company our general and administrative expenses have increased significantly.  As a result, we expect to continue to incur losses for the foreseeable future.

    Because of our history of continuing losses, our auditors, in their report on our audited financial statements included elsewhere in this report, have stated that these losses raise substantial doubt about our ability to continue as a going concern.  The going concern qualification from our auditors could have a negative impact on our future sales to customers, inhibit our ability to obtain financing terms from vendors and may adversely impact our ability to raise additional financing.  Accordingly, we cannot assure you that we will ever be profitable. Whether we ever become profitable will depend on many factors, but principally on our ability to raise additional capital and to successfully market our products and services.  See ‘‘Management’s Discussion and Analysis or Plan of Operations-Liquidity and Capital Resources’’.

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

    Our business is primarily focused on research and development of wireless and server-based gaming applications which have not yet proven themselves or been widely accepted in the industries in which we are targeting our products. These products have not generated sufficient levels of revenue to date to sustain our current level of expenditures. There can be no assurance that our wireless applications will be developed into marketable products from which we will generate significant revenue. Our future revenues and success will depend upon our successful development efforts and the sales and marketing of our wireless gaming solution and other products, which are largely unproven at this time. Our ability to successfully introduce our products into the market may be affected by a number of factors, such as consumer acceptance, unforeseen costs and expenses, regulatory approvals, technological changes, economic downturns, competitive factors or other events beyond our control.

Our future success depends on broad market acceptance of wired and wireless server-based software applications in the gaming industry, which may not happen.

The market for server-based gaming software application products and services in the gaming industry has begun to develop only recently and is characterized by rapid technological change, evolving industry and regulatory standards and unknown customer demand for new products, applications and services. As is typical of a new and rapidly evolving industry, the demand for and market acceptance of wireless data application products and services are highly uncertain. We cannot assure you that the use of wired and wireless server-based data application products and services will become widespread in the gaming industry. The commercial acceptance of server-based data application products and services in the gaming industry may be affected by a number of factors including:

•	quality of infrastructure;

•	security concerns;

•	equipment, software or other technology failures;

•	government regulation;

•	inconsistent quality of service; and

•	lack of availability of cost-effective, high-speed network capacity.

    If the market for client-server data application products and services in the gaming industry fails to develop, develops more slowly than we anticipate, or if wireless data application products and services products and services fail to achieve market acceptance, our business could be adversely affected.

Our business depends on the level of capital spending by enterprises for technology products and services.

As a supplier of technology products and services for enterprises including race tracks and casinos, our business depends on the level of capital spending for technology products and services by enterprises in our target markets. We believe that an enterprise's investment in computer network and communications systems and related products and services depends largely on general economic conditions that can vary significantly as a result of changing conditions in the economy as a whole.  The market for technology and communications products and services may continue to grow at a modest rate, or may not grow at all.  If the level of spending by our customers on technology and communications systems and related products and services decreases, our revenue and operating results may be adversely affected.

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

Pursuant to our strategic alliance agreements with Shuffle Master, we have agreed to develop a wireless gaming solution for marketing and distribution by Shuffle Master in exchange for a percentage of revenues received from sales. If we are unable to develop the contemplated products, or if we experience delays in development, we may not recoup our investment.  Moreover, Shuffle Master is not obligated to market and distribute our products under the agreements and we may not receive any revenues under the agreements. These agreements are non-exclusive and, if Shuffle Master decides to license its proprietary content to third parties, our products may face additional competition. In addition, if we breach the agreements with Shuffle Master, or those agreements are terminated, our competitive position may suffer and our business could be adversely affected.  Without revenues from the agreements with Shuffle Master, we will have to either license alternative proprietary content or develop non-proprietary content for inclusion in our products in order to generate revenues. If such content is not available on favorable terms, or at all, our revenues and business could be adversely affected. In addition, we may need to hire additional sales people to market our products in the absence of the Shuffle Master alliance.

We have many competitors and expect new competitors to enter our target markets, which could increase price competition and may affect the amount of business available to us and the prices that we can charge for our products and services.

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

Some of our competitors may also be able to increase their market share by providing customers with additional benefits or by reducing their prices. We cannot be sure that we will be able to match price reductions by our competitors. If we do not become licensed in various gaming jurisdictions, it could limit our ability to generate revenues.

We are in the process of obtaining the necessary gaming regulatory licenses and approvals in various jurisdictions deemed necessary for the development, marketing and distribution of the SGS and plan to continue to obtain licensing in additional jurisdictions where significant gaming business opportunities are perceived to exist. If we do not obtain the appropriate gaming licenses, we will not be able to do business or may be limited in the type of business we can do within the particular jurisdiction and as such our revenue growth could be limited or slowed.

In addition, pursuant to our distribution and licensing agreement with Shuffle Master, revenues generated in various jurisdictions will be shared with Shuffle Master. In the event we are unable to obtain the appropriate license in a particular jurisdiction, Shuffle Master will set aside our portion of the revenues earned for the first 180 days while Sona Mobile is acquiring the appropriate licenses to enable it to share revenues in that jurisdiction. In the event we fail to obtain the license within 24 months, the revenues will revert back to Shuffle Master and we will forfeit those revenues. The loss of these revenues could have an adverse effect on our results of operations.

Our business may suffer from lack of diversification.

Our business is centered primarily on providing wired and wireless server-based data application software products and services to the gaming industry. The risks associated with primarily focusing on a limited product line, primarily within a single industry, are substantial.  If consumers do not accept our products and services or if there is a general decline in market demand for, or any significant decrease in, the perceived need for our products and services, we are not financially or operationally capable of introducing alternative products and services within a short time frame.  As a result, lack of acceptance of our products and services or a significant decline in the demand for our products and services could cause us to cease operations.

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

The ability to manage and operate our business as we execute our growth strategy will require effective planning.  Significant rapid growth could strain our internal resources, leading to a lower quality of customer service, reporting problems and delays in meeting important deadlines resulting in loss of market share and other problems that could adversely affect our financial performance. Our efforts to grow have placed, and we expect will continue to place, a significant strain on our personnel, management systems, infrastructure and other resources. Ifwe do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

If we are unable to protect our intellectual property rights, our business may be harmed.

Although we attempt to protect our intellectual property through patent applications, trademarks, trade secrets, copyrights, confidentiality and non-disclosure agreements and other measures, intellectual property is difficult to protect and these measures may not provide adequate protection. Patent filings by third parties, whether made before or after the date of our patent filings, could render our intellectual property less valuable. Competitors may misappropriate our intellectual property, disputes as to ownership of intellectual property may arise and our intellectual property may otherwise become known or independently developed by competitors. The failure to protect our intellectual property could seriously harm our business because we believe that developing new products and technologies that are unique to us is important to our success. If we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be significantly impaired, which would limit our growth and future revenue.

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

General Company Related Risks

Upon the occurrence of an event of default under their notes, holders of at least 20% of the principal amount of our 8% senior unsecured convertible notes due 2010 then outstanding could accelerate payment of all principal and interest and other amounts then owing at a specified default rate.

On November 28, 2007, we issued $3.0 million in aggregate principal amount of the notes. Upon an event of default under the notes that remains uncured, the holders of at least 20% of the aggregate principal amount of notes outstanding could accelerate all payment of principal and interest owing under their notes at a specified default rate. Events of default under the notes include, without limitation:

•
Effectiveness of the registration statement covering resale of shares underlying the notes lapses, or a selling stockholder may not make sales thereunder, for more than 20 consecutive trading days or 40 non-consecutive trading days during any 12-month period (subject to certain exceptions);

•	A material default or event of default occurs under the notes (eg. Failure to pay interest amounts when due) or the related registration rights agreement; or

•	A material default or event of default occurs under any other material agreement to which we are obligated.

If an event of default is declared, we may not have sufficient cash to pay the accelerated amounts due. Even if we do have sufficient cash, such payments could have a material adverse effect on our financial condition.

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

Our internal control over financial reporting may not be effective in future periods, which could have a significant and adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and the rules and regulations of the Securities and Exchange Commission require us to evaluate our internal control over financial reporting to allow management to report on those internal controls as of the end of each year beginning in fiscal 2007.  Section 404 will also require our independent registered public accounting firm to attest to the effectiveness of our internal controls over financial reporting in future periods beginning with the fiscal year ended December 31, 2009, as currently proposed.  The proposal if not passed will require auditor attestation for the fiscal year ended December 31, 2008.  Effective internal controls are necessary for us to produce reliable financial reports and are important in our effort to prevent financial fraud.  In the course of our Section 404 evaluations, we may identify conditions that may result in significant deficiencies or material weaknesses and we may conclude that enhancements, modifications or changes to our internal controls are necessary or desirable.  Implementing any such matters could divert the attention of our management, could involve significant costs, and may negatively impact our results of operations.

We note that there are inherent limitations on the effectiveness of internal controls, as they cannot prevent collusion, management override or failure of human judgment.  If we fail to maintain an effective system of internal controls or if management or our independent registered public accounting firm were to discover material weaknesses in our internal controls, we may be unable to produce reliable financial reports or prevent fraud, and it could harm our financial condition and results of operations, result in a loss of investor confidence and negatively impact our share price.

We may experience additional expense in the future in complying with Sarbanes-Oxley Section 404.

We are required to evaluate our internal control over financial reporting under Section 404 beginning with the current fiscal year being reported at December 31, 2007.  Section 404 also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. We will be required to comply with the auditor attestation of internal controls requirements of Section 404 for each fiscal year ending on or after December 31, 2009, as currently proposed.  The proposal if not passed will require auditor attestation for the fiscal year ended December 31, 2008.  Such auditor attestation regarding our internal controls will likely lead to a significant increase in our annual audit expenses.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

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

We may be unable to list our common stock on any securities exchange.

Although we may apply to list our common stock on the Nasdaq Stock Market or the American Stock Exchange in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue.  Until such time as we qualify for listing on Nasdaq, the American Stock Exchange or another trading venue, our common stock will continue to trade on the OTC Bulletin Board or another over-the-counter quotation system, or on the ‘‘pink sheets,’’ where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the Commission impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors. Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

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

We may be required to pay liquidated damages to certain of our investors in the event of a breach of our registration rights agreements with them.

In connection with the private placements of our securities in July 2006 and November 2007, we entered into registration rights agreements with the purchasers of such securities. These registration rights agreements require us to pay liquidated damages under certain circumstances if we do not satisfy our obligations under such registration rights agreements, including our obligations to file, obtain or maintain the effectiveness of any registration statements covering the securities purchased by such investors. If we are unable to satisfy our obligations under these registration rights agreements and are obligated to pay liquidated damages, it may adversely impact our financial condition.

A significant number of shares of our common stock have been registered for resale or will be released from lock-ups in 2008, and such sales could depress the market price of our stock.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales may occur, could cause the market price of our common stock to decline and could materially impair our ability to raise capital through the sale of additional equity securities. As of February 29, 2008, we had 57,832,857 shares of common stock issued and outstanding.  Virtually all of these shares are either registered for resale under the Securities Act or eligible for resale under Rule 144(k) under the Securities Act. We have filed a registration statement covering an additional 12,133,333 shares for resale upon conversion and exercise of our outstanding 8% senior unsecured convertible notes due 2010 and related warrants.  In addition, we have registered under a Form S-8 registration statement approximately 9.2 million shares of our common stock reserved for issuance collectively under our Amended and Restated Stock Option Plan of 2000 and 2006 Incentive Plan. Certain former management and directors of the Company signed share lockup agreements as part of our private placement financing in July 2006. The lockup periods begin to expire in May 2008 through July 2008, at which time the underlying shares are eligible or partially eligible for sale. All selling restrictions under such agreements expire by July 2008.

A limited number of stockholders have significant voting power, which will limit your ability to influence the outcome of key decisions.

Our executive officers and directors beneficially own, in the aggregate, shares of our capital stock representing approximately 10.5%.  Shuffle Master and John Bush each beneficially own approximately 8.2% and 9.7%, respectively of the voting power of the issued and outstanding shares of our capital stock that are entitled to vote. As a result, these stockholders may have the ability to exercise a degree of influence over our affairs and corporate actions requiring stockholder approval, including electing and removing directors, selling all or substantially all of our assets, merging with another entity or amending our articles of incorporation. This could be disadvantageous to our other stockholders with interests that differ from those of the aforementioned stockholders. For example, they could delay, deter or prevent a change in control even if a transaction of that sort would benefit the other stockholders. In addition, concentration of ownership could adversely affect the price that investors might be willing to pay in the future for our securities.

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

Additional Information

We electronically file annual, quarterly and current reports and amendments to such reports, proxy statements and other information with the Commission.  You may read and copy any report or other document that we file at the Commission's Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549.  Please call the Commission at 1-800-SEC-0330 for further information as to the operation of the Public Reference Room.  The Commission also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including us, that electronically file documents with the Commission.  Our web address is www.sonamobile.com.

Item 2.                      Description of Property

Properties

We lease a total of approximately 8,000 square feet of office space for sales, support, research and development, accounting and administrative functions. Of this total, we lease

•
approximately 3,100 square feet in Toronto, Canada for sales, research and development, administrative and accounting functions under a lease expiring in February 2012, at an annual rental of approximately $115,000, subject to escalation for our pro rata share of realty taxes and operating expenses of the building. Under the lease agreement there is a gross free rent period for the first 6 months of the lease;

•
approximately 4,800 square feet of office space in Boulder, Colorado for research and development under a lease expiring in September 2010, at annual rental of approximately $120,000, subject to escalation for our pro rata share of real estate taxes and operating expenses of the building; and

•
approximately 500 square feet in New York, New York, for our corporate headquarters and sales and support functions which we are currently leasing on a short-term basis under a renewable lease which runs to June 2008, at a monthly rent of approximately $10,000. The Company intends to renew its lease on substantially the same terms on a short-term basis when the current lease agreement expires. In addition, in 2007 we leased approximately 1,000 square feet in Las Vegas, Nevada, for our corporate apartment which was leased on an annual basis until February 2008, at a monthly rent of approximately $2,300. Our frequent trips to Las Vegas made this lease a cost effective way to house our employees during business trips for meetings with our partner Shuffle Master and in connection with GLI certification of our wireless gaming solution.  This lease was not renewed when it expired at the end of February 2008.

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

		Bid Prices
Year	Fiscal Quarter Ended	High	Low
2006
	March 31, 2006	2.99	1.75
	June 30, 2006	2.00	0.68
	September 30, 2006	0.80	0.45
	December 31, 2006	0.70	0.24
2007
	March 31, 2007	0.59	0.33
	June 30, 2007	0.61	0.23
	September 30, 2007	0.49	0.34
	December 31, 2007	0.58	0.32

The approximate number of stockholders of record at February 29, 2008 was 190.  The number of stockholders of record does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We have not declared any cash dividends on our common stock during the past two years and do not expect to do so in the near future.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2007. All outstanding awards relate to our common stock.  For additional information about our equity compensation plans, see Note 14 to our financial statements in Item 7.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,997,000	(1)	$0.706	1,997,500	(2)
Equity compensation plans not approved by security holders (3)	--		--	--
Total	6,997,000		$0.706	1,997,500

(1)  Represents shares of common stock issued or issuable under the Amended and Restated Stock Option Plan of 2000 and the 2006 Incentive Plan.

(2)  Represents shares of common stock available under the 2006 Incentive Plan.

(3)
On July 19, 2005, our Board of Directors (“Board”) adopted a compensation plan for directors, which was amended on August 3, 2006 and again on September 29, 2006.  Under the plan, each non-employee director, immediately upon his or her election or appointment to the Board, receives 40,000 shares of common stock, of which 20,000 shares will vest immediately and 20,000 will vest on the first anniversary of his or her election to the Board.  If the director leaves the Board for any reason, voluntarily or involuntarily, before the first anniversary of his or her election to the Board, he or she will forfeit any unvested shares.  In addition, any Chairman of the Audit Committee who is also designated as an Audit Committee "financial expert" will receive an additional 60,000 restricted shares upon his or her appointment as such, 30,000 of which will vest immediately and 30,000 of which will vest on the first anniversary of his or her appointment. Further, each non-employee director receives an annual option to purchase such number of shares of common stock having a value equal to approximately $40,000, with the number of shares determined based upon the trading price of the Company's common stock on the date of grant, which option will vest in equal quarterly installments.

Item 6.                      Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.   Certain statements in this discussion and elsewhere in this report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended.   See “Forward Looking Statements” on page 3 of this report.  Because this discussion involves risk and uncertainties, our actual results may differ materially from those anticipated in these forward-looking statements.  Such risks and uncertainties include, but are not limited to, those described under “Risk Factors” beginning on page 15 of this report.

    Our consolidated financial statements included elsewhere in this report have been prepared assuming that we will continue as a going concern.  Since our inception in November 2003, we have generated minimal revenue, have incurred net losses and have not generated positive cash flow from operations.  We have relied primarily on the sale of shares of equity and convertible debt to fund our operations.  In addition, our cash reserves are only sufficient to fund our current level of operating expenses to May 2008.  Based on our current business plans, we will be obligated to seek additional financing before that time.  Such financing may not be available to us on favorable terms, or at all. If adequate funds are not available when required or on acceptable terms, we may be unable to continue our operations as planned, or at all. In view of our continuing losses, our auditors in their report on our December 31, 2007 consolidated financial statements (included in this report) have stated that these continuing losses raise substantial doubt about our ability to continue as a going concern.

Business Overview

We are a software and service provider that specializes in value-added applications to data-intensive vertical and horizontal market segments including the gaming industry. Through our subsidiaries, we develop, market and sell data application software for gaming and mobile devices which enables secure execution of real time transactions on a flexible platform over wired, cellular or Wi-Fi networks. Our target customer base includes casinos, horse racing tracks and operators, cruise ship operators and casino game manufacturers and suppliers on the gaming side, and corporations that require secure transmissions of large amounts of data in the enterprise and financial services verticals. Our revenues consist of project, licensing and support fees generated by our flagship products the Sona Gaming System™ (“SGS”) and the Sona Wireless Platform™ (‘‘SWP’’) and related vertical gaming and wireless application software products. We operate as one business segment focused on the development, sale and marketing of client-server application software.  We market our software principally to two large vertical markets:

•
Gaming and entertainment.  We propose to (i) deliver casino games via our SGS, both wired and wirelessly in designated areas on casino properties; (ii) offer real-time, multiplayer games that accommodate an unlimited number of players; (iii) deliver games on a play-for-free or wagering basis (where permitted by law) on mobile telephone handsets over any carrier network; and (iv) deliver horse and sports wagering applications, where legal, for race and sports books, as well as on-track and off-track wagering, including live streaming video of horse races and other sports events.  We also propose to deliver content via channel partners and content partners, including live streaming television, digital radio, specific theme downloads for mobile phones, media downloads and gaming applications.

•
Financial services and enterprise software. Our products and services extend enterprise applications to the wireless arena, such as customer relationship management systems, sales force automation systems, information technology (IT) service desk and business continuity protocols. One of our primary focuses in this sales vertical is to develop software for the data-intensive investment banking community and client-facing applications for the retail banking industry.

    Since December 2003, we have focused on two areas: (1) further developing and enhancing our software platforms and developing an array of products for the gaming, entertainment, financial services, and general corporate market that leverage the functionality of our software platforms and (2) developing a sales strategy that would develop relationships with software manufacturers, multi-service operators, wireless carriers and direct customers.

In 2006, in conjunction with our strategic alliance with Shuffle Master and because of the perceived opportunities for wireless server-based applications in the gaming industry, we switched our primary sales and development focus towards the gaming industry.  During 2007, we perceived that there was a potentially far greater opportunity to develop and sell server-based gaming applications that could be operated in both wired and wireless network environments or a combination thereof.  We continue to focus on the financial services and enterprise market sectors for products, customers and verticals where we have previously experienced success or where we perceive significant opportunities to exist.

Business Trends

We believe that there will be a trend in the gaming industry away from single, standalone electronic games on the casino floor towards server based gaming consoles, touch screens and kiosks which can play multiple games and can primarily be centrally serviced by a network or IT manager, as the cost of such multi-game client devices is a fraction of the cost of most of the currently available single, standalone electronic games currently in existence on the casino floor.  In the financial and enterprise space, the market demand for mobile and wireless solutions, both at the enterprise and consumer levels, continues to grow rapidly.  We believe that we are well-positioned to exploit this opportunity with various focused initiatives, ranging from direct and channel sales to the enterprise market, combined with partnership and joint venture agreements with content providers to satisfy the significant growth in demand from the consumer market for these types of services.

Approximately 88% of our revenue for the fiscal year ended December 31, 2007 resulted from development fees for project work and approximately 12% from continuing license subscriptions.  During the comparative fiscal year ended December 31, 2006, 60% of revenue resulted from project work and 40% from continuing subscriptions.  Much of our project work is attributable to new engagements for which we received development fees.  We believe that the ratio will move toward continuing license subscription revenue, as we transition from focusing on custom projects in the financial services and enterprise segment and move towards longer term licensing contracts in the gaming industry and from perceived opportunities in the horse race and sports wagering industry.  In the fiscal year ended December 31, 2007, approximately 80% of our revenue was derived from the sale of our financial services and enterprise products, while the remaining revenue was derived from our gaming and horse racing products.  In the prior fiscal year, all our revenue was derived from the financial services and enterprise products.  Now that our products are commercially available and as new leads are generated, we anticipate that significant business opportunities will emerge within the gaming and horse racing industry.  However, we cannot assure you that any such business opportunities will emerge, or if they do, that any such opportunity will result in a definitive arrangement with any enterprises in the gaming industry, or that any such definitive arrangement will be profitable.

Significant Transactions

In January 2006, we entered into a strategic alliance distribution and licensing agreement with Shuffle Master, a leading provider of table gaming content, to license, develop, distribute and market “in casino” wireless handheld gaming content and delivery systems to gaming venues throughout the world.  Under the terms of the agreement, we agreed to develop a Shuffle Master-branded wireless gaming platform powered by our SWP for in-casino use, which would feature handheld versions of Shuffle Master’s proprietary table game content, as well as other proprietary gaming content and public domain casino games.  In conjunction with this strategic alliance, Shuffle Master invested $3 million in the Company, in exchange for common stock and warrants to purchase common stock in our Company pursuant to the Licensing and Distribution Agreement, dated January 12, 2006 between the Company and Shuffle Master, ( the “Licensing and Distribution Agreement”).  This Licensing and Distribution Agreement was amended and restated in February 2007.  Under the terms of the amended Licensing and Distribution Agreement, both the Company and Shuffle Master are permitted to distribute, market and sell the wireless version of the SGS to gaming venues worldwide.  Additionally, we have been granted a non-exclusive worldwide license to offer Shuffle

    On April 28, 2006, we purchased certain intellectual property assets from Digital Wasabi LLC, a Colorado limited liability company (“Digital Wasabi”).  The purchase price was 800,000 shares of our common stock.  The assets consist of intellectual property in the form of software under development related to communications and gaming.  The principals and employees of Digital Wasabi became our employees and are based in our Boulder, Colorado office.  While we believe this purchased technology will have significant future value, the software does not meet the criteria for capitalization as prescribed by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) and as such was written off in the quarter of acquisition.

On July 7, 2006, we closed a private placement to accredited investors whereby we sold 16,943,323 shares of common stock and warrants to purchase 8,471,657 shares of common stock for gross proceeds of approximately $10.1 million before payment of commissions and expenses.  The warrants had an exercise price of $0.83 per share, subject to downward adjustment if the Company does not meet specified annual revenue targets, and are exercisable at any time during the period commencing July 7, 2006, and ending July 7, 2011.  The funds from the financing will primarily be used for general working capital purposes.  As a result of the Company not meeting the specified revenue targets for fiscal 2006 and fiscal 2007, the exercise price of the warrants was adjusted downwards to an exercise price of $0.70 per share at the end of fiscal 2006 and was readjusted to an exercise price of $0.40 per share at the end of fiscal 2007.  We used $300,000 of the funds raised to repurchase 650,000 shares of common stock from our former chief executive officer, John Bush.

On November 28, 2007, the Company completed a private placement of 8.0% convertible notes (the “2007 Notes”) with 3,333,333 accompanying warrants (the “2007 Warrants”) for gross proceeds of $3 million.  The 2007 Notes have a face value of $3 million, are due on November 28, 2010 and are convertible into 6,666,667 shares of common stock (assuming interest is paid in cash) at a conversion price of $0.45 per share.  The 2007 Warrants are common stock purchase warrants to purchase 3,333,333 shares of common stock.  The 2007 Warrants have an exercise price of $0.50 per share and expire five years from the issue date.  The 2007 Notes bear interest at a rate of 8.0% per annum, payable quarterly on the first of January, April, July, and October with such interest payable in cash, shares of common stock or a combination thereof.  Payment of interest in shares of common stock is subject to certain conditions being met including the existence of a registration statement which has been declared effective by the SEC and which covers the required number of interest shares.

Corporate History

Sona Mobile, Inc. (“Sona Mobile”) was formed under the laws of the State of Washington in November 2003, for the purpose of acquiring Sona Innovations, Inc. (“Innovations”), which it did in December 2003.  On April 19, 2005, Sona Mobile merged (the "Merger") with and into PerfectData Acquisition Corporation, a Delaware corporation (“PAC”) and a wholly-owned subsidiary of PerfectData Corporation, also a Delaware corporation (“PerfectData”).  Under the terms of that certain Agreement and Plan of Merger dated as of March 7, 2005, (i) PAC was the surviving company but changed its name to Sona Mobile, Inc.; (ii) the pre-merger shareholders of Sona Mobile received stock in PerfectData representing 80% of the voting power in PAC post-merger; (iii) all of PerfectData’s officers resigned and Sona Mobile’s pre-merger officers were appointed as the new officers of PerfectData; and (iv) four of the five persons serving as directors of PerfectData resigned and the remaining director appointed the three pre-merger directors of Sona Mobile to the PerfectData Board of Directors.  In November 2005, PerfectData changed its name to “Sona Mobile Holdings Corp.”

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

Critical Accounting Policies

We prepare our financial statements in accordance with accounting principally generally accepted in the United States of America (“GAAP”).  These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of its financial statements.  Management is also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period.  Management periodically evaluates these estimates and assumptions including those relating to revenue recognition, impairment of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, income taxes, stock-based compensation and contingencies and litigation.  Management bases its estimates on historical experience and various other assumptions that it believes to be reasonable based on specific circumstances.  Management reviews the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors.  These estimates and assumptions form the basis for judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates.  Further, changes in accounting and legal standards could adversely affect our future operating results.  Our critical accounting policies include: revenue recognition, allowance for doubtful accounts, capitalized software, income taxes, stock-based compensation, and derivatives, each of which are discussed below.

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

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  We license software under non-cancelable license agreements.  License fee revenues are recognized when (a) a non-cancelable license agreement is in force, (b) the product has been delivered, (c) the license fee is fixed or determinable and (d) collection is reasonably assured.  If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Residual Method Accounting.  In software arrangements that include multiple elements (e.g., license rights and technical support services), we allocate the total fees among each of the elements using the “residual” method of accounting.  Under this method, revenue allocated to undelivered elements is based on vendor-specific objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to the delivered elements.  Vendor specific objective evidence of fair value for such undelivered elements is based upon the price we charge for such product or service when it is sold separately.  We may modify our pricing practices in the future, which would result in changes to our vendor specific objective evidence.  As a result, future revenue associated with multiple element arrangements could differ significantly from our historical results.

Percentage of Completion Accounting.  Fees from licenses sold together with consulting services are generally recognized upon shipment of the licenses, provided (i) the criteria described in subparagraphs (a) through (d) in the second paragraph under “Revenue Recognition” above are met; (ii) payment of the license fee is not dependent upon performance of the consulting services; and (iii) the consulting services are not essential to the functionality of the licensed software.  If the services are essential to the functionality of the software, or performance of services is a condition to payment of license fees, both the software license and consulting fees are recognized under the “percentage of completion” method of contract accounting.  Under this method, we are required to estimate the number of total hours needed to complete a project, and revenues and profits are recognized based on the percentage of total contract hours as they are completed.  Due to the complexity involved in the estimating process, revenues and profits recognized under the percentage of completion method of accounting are subject to revision as contract phases are actually completed.  Historically, these revisions have not been material.

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

Capitalized Software Development Costs

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers.  Significant judgment is required in determining when a product becomes “technologically feasible.”  Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product.  Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value.  To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off.  This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products.  Changes in these estimates could result in write-offs of capitalized software costs.  As of December 31, 2007, certain development costs of the Company met the criteria of SFAS 86 for the capitalization of software development costs.  Accordingly, $471,988 of software development costs related to the development of our server based casino gaming products, the Sona Gaming System, are capitalized as of December 31, 2007.  Commercial feasibility was determined to be established on August 31, 2007, with our first field trial in Lima, Peru at which point we ceased capitalization of any additional costs related to the development of this product.  Three additional games were certified for use with the SGS in November 2007 and shortly thereafter, we made the determination that the software was available for general release to customers.   We intend to commence amortization of these capitalized costs on a straight-line basis as of January 1, 2008 over an estimated useful life of three years. We believe that there are significant revenue opportunities for our server based casino gaming product and as such, we have determined that there are no impairment charges required as of December 31, 2007 to the value of the capitalized development costs.

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

We adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007.  As of December 31, 2007, exist a valuation allowance against the full amount of its net deferred tax asset, the adoption of FIN 48 did not have an impact on the financial statements for the fiscal year ended December 31, 2007.  It is our policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, there was no accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during fiscal year ended December 31, 2007.

We file our income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related taxes laws and regulations and require significant judgment to apply.  The Company is no longer subject to U.S. federal and state examinations for years before 2004, and Canadian federal and provincial tax examination for years before 2004.  Management does not believe there will be any material changes in the Company’s unrecognized tax position over the next 12 months.

We have applied for Scientific Research and Development Tax credits, as part of our annual Canadian federal and provincial income tax filings.  The federal tax credits are non-refundable and as we have a full provision against any future benefits from our historical tax losses, a tax receivable amount for federal research tax credits is not recognized on the balance sheet.  Ontario provincial tax credits for valid research and development expenditures are refundable to the Company.  As the amount of tax credit that will be awarded to us upon assessment of the returns by this tax jurisdiction is not always certain at the time the tax returns are filed, it is our policy to book a receivable for these amounts on the balance sheet only when we receive the final tax assessment after the filing of such returns.  As of December 31, 2007 and 2006, the balances for tax credits receivable on our balance sheet were $51,220 and $43,568, respectively.

Stock-based Compensation

As of January 1, 2006, we adopted the provisions of, and accounts for stock-based compensation in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 — revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.  The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.  Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures, as adjusted for estimated forfeitures.

    During the fiscal years ended December 31, 2007 and December 31, 2006, the Company issued stock options to directors, officers, and employees under the Amended and Restated Stock Option Plan of 2000 and the 2006 Incentive Plan as described in Note 14 to our consolidated financial statements.  The fair value of the total options granted by the Company during fiscal 2007 and 2006 was estimated at the date of grant using a Black-Scholes option-pricing model, using a range of risk-free interest rates of 4.11% - 5.17%, weighted average option term of 3.00 years, expected weighted average volatility of 62.3% and no dividend.

Derivatives

We follow the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”).  SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period, and their value is marked to market with the gain or loss recognition recorded against earnings.  We use the Black-Scholes option-pricing model to determine fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life.  These assumptions require significant management judgment.  At December 31, 2007, there were no derivative instruments reported on the Company’s balance sheet.

Results of Operations

Our business is in its early stages and consequently our financial results are difficult to compare from one period to the next.  We expect such period-to-period differences to continue to be significant over the next several quarters, until we have a number of full years of operations.

Comparison of Fiscal Years Ended December 31, 2007 and 2006

    For the fiscal year ended December 31, 2007, we had a comprehensive loss of $5,677,823 compared to a comprehensive loss of $8,441,097 for the fiscal year ended December 31, 2006.  The decrease of $2,763,274 in comprehensive loss between fiscal years 2007 and 2006 is primarily due to the decrease of $2,175,271 in selling and marketing expenses caused by our change in sales focus to a channel and partner based selling model, as well as smaller decreases in most other expense categories except development expenses and depreciation.  The following table compares our consolidated statement of operations data for the fiscal years ended December 31, 2007 and 2006.

	Year Ended December 31,
	2007	2006

Net Revenue	$980,649	$398,134

Operating expenses
Depreciation and amortization	73,616	37,403
General and administrative expenses	2,489,777	2,770,251
Professional fees	1,042,887	1,075,011
Development expenses	2,075,870	2,002,121
Selling and marketing expenses	1,004,130	3,179,401
Total operating expenses	6,686,280	9,064,187

Operating loss	(5,705,631)	(8,666,053)

Interest income	131,790	215,234
Interest expense	(43,424)	(3,192)
Other income and expense	(47,310)	(31,883)

Net loss	(5,664,575)	(8,485,894)
Foreign currency translation adjustment	(13,248)	(44,797)

Comprehensive loss	$(5,677,823)	$(8,441,097)

Net Revenue

Net revenue for fiscal year ended December 31, 2007 was $980,649 compared to net revenue of $398,134 for fiscal year ended December 31, 2006, an increase of 146%.  The net revenue of $980,649 for fiscal year ended December 31, 2007 included $913,911 of software licensing and development revenue and $66,738 of maintenance and service contract revenue.  Approximately 88% of the revenue for the fiscal year ended December 31, 2007, relates to development fees for project work and approximately 12% is attributable to continuing license subscriptions or other forms of recurring revenue.   In the fiscal year ended December 31, 2007, approximately 80% of our revenue was derived from applications sold to the financial services and enterprise products, while the remaining revenue was derived from the gaming and horse racing products.  In the prior fiscal year, all of our revenue was derived from the financial services and enterprise products.

Operating expenses

Total operating expenses for the fiscal year ended December 31, 2007 were $6,686,280 compared to $9,064,187 for the fiscal year ended December 31, 2006, a decrease of 26%.  There were substantial changes in the type of expenses incurred during fiscal 2007 as compared to those during fiscal 2006.  Selling and marketing expenses decreased by $2,175,271 or 68%, as we moved from a direct sales model to a partner and channel-based selling model which requires less headcount resources, contributing to 91% of the year to date $2,377,907 decrease versus the comparable prior year period.

Depreciation and amortization

Depreciation and amortization expenses during the fiscal year ended December 31, 2007 were $73,616 compared to $37,403 incurred during fiscal year ended December 31, 2006.  The increase in depreciation and amortization expense is primarily due to purchases in 2007 of capital equipment for development purposes.  The depreciation and amortization expense for fiscal 2007 included $9,005 relating to amortization of debt issuance costs, while the fiscal 2006 amount in this category was composed entirely of depreciation expense relating to property, plant and equipment.

General and Administrative expenses

General and administrative expenses during the fiscal year ended December 31, 2007 were $2,489,777 compared to $2,770,251 incurred during the fiscal year ended December 31, 2006, a 10% decrease.  Related rent, stock based compensation and printing costs decreased in total by 17% during fiscal year 2007 compared to fiscal year 2006.  These decreases were partially off-set by increases in travel and entertainment, insurance, payroll, conferences, equipment repair, and other general expenses relating to our increased efforts and expenditures by our executive management to sell and market our gaming software products which we believe reached the point of being ready for commercial deployment in the last quarter of 2007.

Professional fees

Professional fees during fiscal year ended December 31, 2007 were $1,042,887, compared to $1,075,011 incurred during fiscal year ended December 31, 2006, a 3% decrease.  Legal fees increased from $584,572 during fiscal 2006 to $766,493 during fiscal 2007, due to costs associated with the renegotiation of the Shuffle Master agreement, as well as legal expenses related to patent filing and intellectual property matters.  The increase in legal fees during fiscal 2007 was offset by decreases related to licensing investigation fees associated with the Nevada gaming control board which were $200,000 in fiscal 2006.  These licensing fees were not incurred during fiscal 2007.  In addition, the accounting fees and fees paid to consultants decreased by $12,379 and $36,289, respectively, in fiscal 2007, as compared to the fiscal 2006, which also contributed to the slight decrease in this category year over year.  The decreases in these two categories related to less non-audit related work such as reviews relating to registration statements by our auditors and a reduction in our use of consultants in the current year.

Development expenses

Development expenses during fiscal year ended December 31, 2007, were $2,075,870 compared to $2,002,121 incurred during fiscal 2006, a 4% increase.  Gross payroll and related expenses increased by 39% from $1,494,462 during fiscal 2006 to $2,075,726 incurred during fiscal 2007 which was primarily due to increased headcount.  During fiscal 2007, $471,988 of total payroll related expenses was capitalized as software development costs, in accordance with SFAS 86, reducing development expense by the same amount capitalized.  The capitalization of software development costs resulted in total payroll costs expenses in this category to increase slightly from $1,494,462 during the fiscal year 2006 compared to $1,603,738 during fiscal year 2007.  The remaining differences related to the increase in this category were primarily caused by lease costs associated with laboratory and test equipment ($62,998).

Selling and marketing expenses

Selling and marketing expenses during fiscal year ended December 31, 2007 were $1,004,130 compared to $3,179,401 incurred during fiscal year ended December 31, 2006, a 68% decrease.  The decrease in expenses is attributable to the significant effort undertaken in the second half of the 2006 fiscal year to reduce the selling costs associated with our products by switching to a partner and channel driven sales model, instead of the direct sales model we had previously employed.  Our personnel and sales contractor costs decreased by 66%, from $2,308,739 incurred during fiscal year 2006 to $782,026 incurred during fiscal year 2007.  Expenses related to communication, marketing and general office expenses decreased from $333,516 incurred during fiscal year 2006 to $121,007 incurred during fiscal year 2007, as we reduced our direct marketing efforts.  Travel expenses also decreased substantially in this category from $400,233 incurred during fiscal year 2006 to $99,544 incurred during fiscal year 2007, which also reflected our reduced level of sales personnel.

Other income and expense

For the fiscal year ended December 31, 2007, other income and expense was a loss of $47,310 consisting of a loss of $5,171 related to a write off of fixed assets and an exchange loss of $42,139.  Comparatively, during the fiscal year ended December 31, 2006, other income and expense was a loss of $31,883, which consisted of a gain of $614,981 relating to the reclassification of the Series B Warrants from a liability to equity as of the registration statement effective date in the second quarter of 2006, in accordance with the provisions of EITF 00-19, a gain arising from the adjustment of other taxes in the amount of $12,164 and a foreign exchange loss of $61,376.  The gains in fiscal 2006 were offset by an expense related to the write off of in-process purchased technology in the amount of $597,652.

Interest income

Interest income is derived from investing unused cash balances in short-term liquid investments.  Average cash balances during fiscal year 2007 were lower than during fiscal year 2006, resulting in the lower level of interest income of $131,790 during fiscal year 2007 versus $215,234 earned during fiscal year 2006.

Interest expense

Interest expense increased from $3,192 during fiscal year ended December 31, 2006, to $43,424 during fiscal year ended December 31, 2007, an increase of $40,232.  This increase is primarily due to interest expense generated from the issuance of debt, amounting to $42,959 during fiscal 2007.  The remaining difference of $465 incurred during fiscal 2007, and the $3,192 of interest expense incurred during fiscal year 2006 relate to bank charges and wire fees.

Foreign currency translation adjustment

Prior period retained earnings on Innovations’ books are translated at historical exchange rates while the rest of the financial statement line items are translated at current period rates.  The resulting difference is treated as gain or loss due to foreign currency translation during the period.  During fiscal year 2007 there was a gain of $17,862 and during 2006 there was a gain of $44,797.  These exchange translation amounts were directly related to revaluation of the Innovation’s books to our U.S. dollar reporting currency.

Liquidity and Capital Resources

 At December 31, 2007, we had total cash and cash equivalents of $2,367,026 held in current and short-term deposit accounts.  We believe that based on our current level of spending, this cash will only be sufficient to fund our current level of operating expenses until May 2008.  Based on our current business plan, we will be obligated to seek additional financing before that time.

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

Because of our limited revenue and cash flow from operations, we have depended primarily on financing transactions to support our working capital and capital expenditure requirements.  Through December 31, 2007, we had accumulated losses of approximately $21.6 million, which were financed primarily through sales of equity securities.  Since our inception in November 2003 through December 31, 2007, we have raised approximately $21 million in equity financing and $3 million in debt financing.

In January 2006, we sold 2,307,693 shares of our common stock and warrants to purchase 1,200,000 shares of our common stock to Shuffle Master for $3.0 million.  The Shuffle Master warrants had an exercise price of $2.025 per share and expired on July 12, 2007 without being exercised.  The sale of these shares and the issuance of the warrants were in connection with the original strategic alliance distribution and licensing agreement between us and Shuffle Master.

In addition, on July 7, 2006, we closed a private placement to accredited investors whereby we sold 16,943,323 shares of common stock and warrants to purchase 8,471,657 shares of common stock at an exercise price of $0.83 per share, subject to downward adjustment if the Company does not meet specified annual revenue targets, for gross proceeds of approximately $9.3 million after payment of commissions and expenses.  As of December 31, 2007, as a result of the Company not meeting the specified annual revenue targets, the exercise price of the warrants was adjusted downwards to $0.40 per share.

On November 28, 2007, the Company completed a private placement of 8.0% convertible notes with 3,333,333 accompanying warrants which had gross proceeds of $3.0 million.  The 2007 Notes have a face value of $3 million, are due on November 28, 2010 and are convertible into 6,666,667 shares of common stock at a conversion price of $0.45 per share (assuming interest is paid in cash).  The 2007 Warrants are to purchase 3,333,333 shares of common stock and have an exercise price of $0.50 per share and expire five years from the issue date.

The 2007 Notes bear interest at a rate of 8.0% per annum, payable quarterly on the first of January, April, July, and October with such interest payable in cash, shares of common stock or a combination thereof.  Payment of interest in shares of common stock is subject to certain conditions being met including the existence of a registration statement which has been declared effective by the SEC and which covers the required number of interest shares.

Our working capital at December 31, 2007, was $1,753,124 and our current ratio at December 31, 2007, was approximately 3 to 1.  The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities.

Overall, for the fiscal year ended December 31, 2007, we had a net cash decrease of $3,315,136, attributable primarily to net cash used in operating activities of approximately $5.4 million offset by our debt financing of approximately $2.7 million, net, in November 2007.  The primary components of our operating cash flows are net loss adjusted for non-cash expenses, such as depreciation and amortization, stock-based compensation, and the changes in accounts receivable, accrued liabilities and payroll, deferred revenue, and accounts payable.  Cash used in operating activities was $5,356,977 during fiscal year 2007 versus $7,620,771 during fiscal year 2006, a $2,230,299 improvement.  This improvement was primarily caused by the decrease in net loss on a year over year basis due to the reduction of expenses and slight increase in revenue.

There were net capital expenditures of $144,125 during fiscal 2007 and software development costs of $471,988 were capitalized during fiscal 2007.

As of December 31, 2007, our balance statement shows long term indebtedness of $2,335,034 which is the value, net of the unamortized debt discount, of the 2007 Notes which have a face value of $3.0 million.

Contractual Obligations and Long-Term Liability

    We lease office space in Toronto, Ontario and Boulder, Colorado which run to February 2012 and September 2010 respectively.  We are currently leasing space in New York, New York on a short-term basis under a lease which runs to June 2008, for its corporate headquarters and sales and support functions.  We intend to renew its New York lease on substantially the same terms on a short-term basis when the current lease agreement expires.  In addition, in 2007 we leased approximately 1,000 square feet in Las Vegas, Nevada, for our corporate apartment which was leased on an annual basis until February 2008, at a monthly rent of approximately $2,300. Our frequent trips to Las Vegas made this lease a cost effective way to house our employees during business trips for meetings with our partner Shuffle Master and in connection with GLI certification of our wireless gaming solution.  This lease was not renewed when it expired at the end of February 2008.  Office lease expenses for the fiscal years ended December 31, 2007 and 2006 were $423,771 and $602,633, respectively.

We also lease office equipment.  These leases have been classified as operating leases.  Office equipment lease expenses for the fiscal years ended December 31, 2007 and 2006 were $154,360 and $85,317, respectively.

During the fourth quarter of fiscal 2007, we completed a private placement of 8.0% convertible notes (the “2007 Notes”) with 3,333,333 accompanying warrants which had gross proceeds of $3.0 million.  The 2007 Notes have a face value of $3 million, are due on November 28, 2010, and are convertible into 6,666,667 shares of common stock at a conversion price of $0.45 per share (assuming interest is paid in cash).  The 2007 Notes bear interest at a rate of 8.0% per annum, payable quarterly on the first of January, April, July, and October with such interest payable in cash, shares of common stock or a combination thereof.  Payment of interest in shares of common stock is subject to certain conditions being met including the existence of a registration statement which has been declared effective by the SEC and which covers the required number of interest shares.

Contractual obligations and payments relating to our long-term liability in future years are as follows:

Contractual Obligations and Long-Term Liability (US$)
	Total	2008	2009	2010	2011			2012	+
Office Space Leases:
United States	$563,554	$239,652	$183,100	$140,802	$	−	$	−
Canada	517,570	115,988	119,570	123,212		126,916		31,884
Total Office Space	1,081,124	355,640	302,670	264,014		126,916		31,884
Office Equipment	208,418	146,298	61,426	694		−		−
Convertible Debt	3,000,000	−	−	3,000,000		−		−
Interest on Convertible Debt	700,000	240,000	240,000	220,000		−		−
Total	$4,989,542	$741,938	$604,097	$3,484,708		$126,916		$31,884

Purchase commitments.  On September 1, 2006, the Company entered into a Private Label Partner Agreement (the “Agreement”) with Motorola, Inc. (“Motorola”), formerly Symbol Technologies, Inc., pursuant to which the Company has the exclusive right to purchase certain private label wireless solution products from Motorola to support the Company’s development of a secure wireless handheld gaming system.  The Agreement requires that the Company purchase a specified minimum number of units over the three-year term of the Agreement.  In the event such minimum purchase requirement is not met, Motorola has the right to adjust the unit purchase price to a level commensurate with the Company’s volume and the private label exclusivity under the Agreement will be void.  The Company believes that in the event of either the loss of private label exclusivity or the renegotiation of the unit purchase price, its consolidated financial statements would not be materially affected.

Off-Balance Sheet Arrangements

As of December 31, 2007, there were no off-balance sheet arrangements.

Item 7.         Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sona Mobile Holdings Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sona Mobile Holdings Corp. and Subsidiaries (the “Company”) as at December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sona Mobile Holdings Corp. and Subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United State of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Toronto Canada                                                                           /s/   Horwath Orenstein LLP
March 28, 2008                                                                                 Chartered Accountants
        Licensed Public Accountants

SONA MOBILE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At December 31, 2007	At December 31, 2006
Assets
Current:
Cash and cash equivalents	$2,367,026	$5,682,162
Accounts receivable (net of allowance for doubtful accounts of $52,175 and $25,531)	119,652	204,379
Tax credits receivable	51,220	43,568
Prepaid expenses & deposits	98,415	95,967
Total current assets	2,636,313	6,026,076

Property and equipment:
Computer equipment	192,248	101,168
Furniture and equipment	85,603	37,211
Less: accumulated depreciation	(116,094)	(55,581)
Total property and equipment	161,757	82,798

Software development costs (Note 3(i))	471,988	−
Debt issuance costs, net (Note 11)	315,179	−

Total Assets	$3,585,237	$6,108,874

Liabilities and Stockholders' Equity
Current:
Accounts payable	$316,473	$350,375
Accrued liabilities & payroll (Note 9)	510,921	412,796
Deferred revenue (Note 10)	55,795	389,562
Total current liabilities	883,189	1,152,733

Long term convertible debt, net (Note 11)	2,335,034	−

Total Liabilities	3,218,223	1,152,733

Stockholders’ equity:
Preferred Stock – 2,000,000 shares authorized, par value $.01 per share – no shares issued and outstanding	−	−
Common Stock – 120,000,000 shares authorized, par value $.01 per share – 57,832,857 and 57,809,523 shares issued and outstanding respectively	578,328	578,095
Additional paid-in capital	17,570,902	15,706,398
Common Stock purchase warrants	3,925,661	4,734,965
Unamortized stock based compensation	(5,833)	(39,096)
Accumulated other comprehensive (loss)	(64,110)	(50,862)
Accumulated deficit	(21,637,934)	(15,973,359)
Total stockholders’ equity	367,014	4,956,141

Total Liabilities and Stockholders’ Equity	$3,585,237	$6,108,874

See accompanying notes to consolidated financial statements.

SONA MOBILE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31, 2007	Year ended December 31, 2006

Net Revenue	$980,649	$398,134

Operating expenses
Depreciation and amortization	73,616	37,403
General and administrative expenses	2,489,777	2,770,251
Professional fees	1,042,887	1,075,011
Development expenses	2,075,870	2,002,121
Selling and marketing expenses	1,004,130	3,179,401
Total operating expenses	6,686,280	9,064,187

Operating loss	(5,705,631)	(8,666,053)

Interest income	131,790	215,234
Interest expense	(43,424)	(3,192)
Other income and expense (Note 16)	(47,310)	(31,883)

Net loss	$(5,664,575)	$(8,485,894)
Foreign currency translation adjustment	(13,248)	44,797

Comprehensive loss	$(5,677,823)	$(8,441,097)

Net loss per share of common stock – basic and diluted	$(0.10)	$(0.17)

Weighted average number of shares of common stock outstanding – basic and diluted (Note 6)	57,813,250	48,841,115

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Series A & Series B Convertible Preferred Stock		Warrants on Common Stock	Additional paid-in Capital	Unamortized Stock Based Compensation	Accumulated Comprehensive Income Amount	Accumulated Deficit	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	37,907,395	$379,074	-	$-	$-	$7,064,433	$(53,000)	$(95,659)	$(7,487,465)	$(192,617)

Stock option expense						332,988				332,988
Stock issued for acquired intangibles	800,000	8,000				590,400				598,400
Stock-based compensation	457,778	4,578				333,538	13,904			352,020
Exercise of employee stock options	43,334	434				68,902				69,336
Common stock and warrants issued to Shuffle Master upon exercise of options	2,307,693	23,076			1,335,600	1,641,324				3,000,000
Reclassify warrants from liability to equity as of registration statement effective date					281,777					281,777
Issuance of penalty warrants					2,993					2,993
Common stock and warrants issued under private placement, net of issuance costs	16,943,323	169,433			3,114,595	5,968,313				9,252,341
Repurchase of treasury stock	(650,000)	(6,500)				(293,500)				(300,000)
Other comprehensive income								44,797		44,797
Net loss									(8,485,894)	(8,485,894)
Balance at December 31, 2006	57,809,523	$578,095	-	$-	$4,734,965	$15,706,398	$(39,095)	$(50,862)	$(15,973,359)	$4,956,143
Stock option expense						356,500				356,500
Stock-based compensation	23,334	233				12,774	33,262			46,269
Expiration of warrants issued to Shuffle Master					(1,335,600)	1,335,600				−
Issuance of warrants with convertible debenture					526,296	159,629				685,925
Other comprehensive income								(13,248)		(13,248)
Net loss									(5,664,575)	(5,664,575)
Balance at December 31, 2007	57,832,857	$578,328	-	$-	$3,925,661	$17,570,902	$(5,833)	$(64,110)	$(21,637,934)	$367,014

See accompanying notes to consolidated financial statements.

SONA MOBILE HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006
Cash provided by (used in):
Operating activities
Net loss	$(5,664,575)	$(8,485,894)

Adjustments for:
Depreciation and amortization	73,616	37,403
Amortization of debt discount	20,959	−
Loss on write off of fixed assets	5,171	−
Write-off of in-process purchased technology	−	597,652
Amortization of restricted stock-based compensation	46,269	352,020
Stock-based compensation	356,500	332,988
Gain on revaluation of common stock purchase warrants	−	(468,326)
Issuance of penalty warrants	−	2,993
Changes in non-cash working capital assets and liabilities:
Accounts receivable, net	84,727	208,743
Tax credits receivable	(7,652)	(12,639)
Prepaid expenses & deposits	(2,448)	18,723
Accounts payable	(33,902)	(175,299)
Accrued liabilities & payroll	98,125	(288,410)
Deferred revenue	(333,767)	259,275
Net cash used in operating activities	(5,356,977)	(7,620,771)

Investing activities
Software development costs	(471,988)	−
Acquisition of property & equipment	(144,125)	(50,209)
Net cash used in investing activities	(616,113)	(50,209)

Financing activities
Proceeds from the issuance of convertible debt, net of debt issuance costs of $324,184	2,675,816	−
Proceeds from the sale of common stock	−	7,802,148
Proceeds from exercise of stock options	−	69,334
Proceeds from the issuance of common stock purchase warrants	−	4,450,195
Repurchase of common stock from shareholder	−	(300,000)
Net cash provided by financing activities	2,675,816	12,021,677

Effect of exchange rate changes on cash & cash equivalents	(17,862)	44,553

Change in cash & cash equivalents during the period	(3,315,136)	4,395,250
Cash & cash equivalents, beginning of period	5,682,162	1,286,912
Cash & cash equivalents, end of period	$2,367,026	$5,682,162

There were no amounts paid in cash for taxes in 2007.  There was $22,000 paid in interest during fiscal 2007.  During fiscal 2006 there were no amounts paid in cash for taxes or interest.

In the second quarter of 2006, warrants with a balance sheet value of $896,758 were reclassified from liability to equity in accordance with the provisions of EITF 00-19.

See accompanying notes to consolidated financial statements.

SONA MOBILE HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

Note 1.  Going Concern and Management’s Plans

The accompanying consolidated financial statements of Sona Mobile Holdings Corp. (the “Company”) have been prepared assuming that the Company will continue as a going concern.  However, since its inception in November 2003, the Company has generated minimal revenue, has incurred substantial losses and has not generated any positive cash flow from operations.  The Company has relied upon the sale of shares of equity securities and convertible debt to fund its operations.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

At December 31, 2007, the Company had total cash and cash equivalents of $2.4 million held in current and short-term deposit accounts.  Management believes that based on the current level of spending, this cash will only be sufficient to fund the Company’s operations until May 2008.  Based on the current business plan, the Company will be obligated to seek additional financing before that time.   There can be no assurance that the Company will be able to successfully implement its plans to raise additional capital or to increase revenue.  The Company may not be able to obtain additional capital or generate new revenue opportunities on a timely basis, on favorable terms, or at all. If the Company cannot successfully implement its plans, the Company’s liquidity, financial condition and business prospects will be materially and adversely affected and the Company may have to cease operations.

Note 2.  Company Background and Description of Business

Sona Mobile, Inc. (“Sona Mobile”) was formed under the laws of the State of Washington in November 2003 for the purpose of acquiring Sona Innovations, Inc. (“Innovations”), which it did in December 2003.  On April 19, 2005, Sona Mobile merged (the "Merger") with and into PerfectData Acquisition Corporation, a Delaware corporation (“PAC”) and a wholly-owned subsidiary of PerfectData Corporation, also a Delaware corporation (“PerfectData”).  Under the terms of that certain Agreement and Plan of Merger dated as of March 7, 2005, (i) PAC was the surviving company but changed its name to Sona Mobile, Inc.; (ii) the pre-merger shareholders of Sona Mobile received stock in PerfectData representing 80% of the voting power in PAC post-merger; (iii) all of PerfectData’s officers resigned and Sona Mobile’s pre-merger officers were appointed as the new officers of PerfectData; and (iv) four of the five persons serving as directors of PerfectData resigned and the remaining director appointed the three pre-merger directors of Sona Mobile to the PerfectData Board of Directors.  In November 2005, PerfectData changed its name to “Sona Mobile Holdings Corp.”

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

The Company is a software and service provider specializing in value-added services to data-intensive vertical and horizontal market segments including the gaming industry.  The Company develops, markets and sells data application software for gaming and mobile devices which enables secure execution of real time transactions on a flexible platform over wired, cellular or Wi-Fi networks. Our target customer base includes casinos, horse racing tracks and operators, cruise ship operators and casino game manufacturers and suppliers on the gaming side, and corporations that require secure transmissions of large amounts of data in the enterprise and financial services verticals.  Our revenues consist of project, licensing and support fees generated by our flagship products the Sona Gaming System™ (“SGS”) and the Sona Wireless Platform™ (‘‘SWP’’) and related vertical gaming and wireless application software products.  The Company operates as one business segment focused on the development, sale and marketing of client-server application software.

Note 2.  Company Background and Description of Business   (cont'd)

The Company markets its software principally to two large vertical markets.

•
Gaming and entertainment. We  propose to (i) deliver casino games via our SGS, both wired and wirelessly in designated areas on casino properties; (ii) offer real-time, multiplayer games that accommodate an unlimited number of players; (iii) deliver games on a play-for-free or wagering basis (where permitted by law) on mobile telephone handsets over any carrier network; and (iv) deliver horse and sports wagering applications, where legal, for race and sports books, as well as on-track and off-track wagering, including live streaming video of horse races and other sports events.  We also propose to deliver content via channel partners and content partners, including live streaming television, digital radio, specific theme downloads for mobile phones, media downloads and gaming applications.

•
Financial services and enterprise software. The Company’s products and services extend enterprise applications to the wireless arena, such as customer relationship management systems, sales force automation systems, information technology (IT) service desk and business continuity protocols.  One of the Company’s primary focuses in this sales vertical is to develop software for the data-intensive investment banking community and client-facing applications for the retail banking industry.

The Company’s revenues consist primarily of project, licensing and support fees relating to our two platforms the Sona Gaming System (“SGS”) and the Sona Wireless Platform (“SWP”).

In 2006, in conjunction with the Company’s strategic alliance with Shuffle Master and because of the perceived opportunities for wireless and server-based applications in the gaming industry, the primary sales and development focus of the Company was switched towards the gaming industry.  The Company continues to focus on the financial services and enterprise market sectors for products, customers and verticals where success has previously been experienced or where significant opportunities are perceived to exist.

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited consolidated financial statements of Sona Mobile Holdings Corp. and its subsidiaries, included herein have been prepared by the Company in accordance with accounting principally generally acceptable in the United States of America (“GAAP”).  The audited consolidated financial statements herein include the accounts of the Company and its wholly-owned subsidiary, Sona Mobile, Inc. and Sona Mobile’s wholly-owned subsidiary, Sona Innovations Inc., a Canadian company.  All material inter-company accounts and transactions have been eliminated in consolidation.

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements. The FASB may delay a portion of this standard.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the

Note 3.  Summary of Significant Accounting Policies   (cont'd)

acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

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

(c)           Foreign currency translation

The functional currency is the U.S. dollar as that is the currency in which the Company primarily generates revenue and expends cash.  In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 52, "Foreign Currency Translation," assets and liabilities denominated in a foreign currency have been translated at the period end rate of exchange.  Revenue and expense items have been translated at the transaction date rate.  For Innovations, which uses its local currency (Canadian dollar) as the functional currency, the resulting translation adjustments are included in other comprehensive income, as the company is a foreign self-sustaining operation.  Other gains or losses resulting from foreign exchange transactions are reflected in earnings.

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

(f)           Software rights

In April 2006, the Company completed the acquisition of certain software from Digital Wasabi, LLC, a Colorado limited liability company (“Digital Wasabi”).  The software, which has not been fully developed, is intended to facilitate the playing of certain games of chance, such as bingo and poker, on mobile wireless communication devices.  The in-process purchased software does not meet the criteria for capitalization as prescribed in SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) and as such was expensed in the quarter of acquisition.

(g)           Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed periodically for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in

Note 3.  Summary of Significant Accounting Policies   (cont'd)

the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The income tax provision is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”).  FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return.  FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements.

The Company currently has a full valuation allowance against its net deferred tax asset and has not recognized any benefits from tax positions in earnings.  Accordingly, the adoption of FIN 48 did not have an impact on the financial statements for the fiscal year ended December 31, 2007.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes on the financial statements of future periods in which the Company must record an income tax liability.  Since the Company did not record a liability at December 31, 2007, there was no impact to the effective tax rate.  The Company files income tax returns in the U.S. federal jurisdiction and several state jurisdictions, as well as in Canada and the Ontario provincial tax jurisdiction.  The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company has applied for Scientific Research and Development Tax credits, as part of the annual Canadian federal and provincial income tax filings.  The federal tax credits are non-refundable and as the company has a full provision against any future benefits from its historical tax losses, a tax receivable amount for federal research tax credits is not recognized on the balance sheet.  Ontario provincial tax credits for valid research and development expenditures, if granted, are refundable to the Company.  The amount of tax credit that will be awarded to the company upon assessment of the returns by this tax jurisdiction is not always certain at the time the tax returns are filed.  As such, it is the company’s policy to book a receivable for these amounts on the balance sheet only when the final tax assessment is received by the company after the filing of such returns.  As of December 31, 2007 and 2006, the balances for tax credits receivable on the balance sheet were $51,220 and $43,568, respectively, which related to Ontario research and development tax credits assessed, but not received, as of the financial statement date.

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

The Company derives revenue from license and service fees related to customization and implementation of the software being licensed.  License fees are recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, and in certain instances in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  The Company licenses software under non-cancelable license agreements.  License fee revenues are recognized when (a) a non-cancelable license agreement is in force, (b) the product has been delivered, (c) the license fee is fixed or determinable and (d) collection is reasonably assured.  If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer.

Residual Method Accounting.  In software arrangements that include multiple elements (e.g., license rights and technical support services), total fees are allocated among each of the elements using the “residual” method of accounting.  Under this method, revenue allocated to undelivered elements is based on vendor-specific objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to the delivered elements.  Vendor specific objective evidence of fair value for such undelivered elements is based upon the price charged for such product or service when it is sold separately.  The Company’s

Note 3.  Summary of Significant Accounting Policies   (cont'd)

pricing practices may be modified in the future, which would result in changes to our vendor specific  objective evidence.  As a result, future revenue associated with multiple element arrangements could differ significantly from our historical results.

Percentage of Completion Accounting.  Fees from licenses sold together with consulting services are generally recognized upon shipment of the licenses, provided (i) the criteria described in subparagraphs (a) through (d) in the second paragraph under “Revenue Recognition” above are met; (ii) payment of the license fee is not dependent upon performance of the consulting services; and (iii) the consulting services are not essential to the functionality of the licensed software.  If the services are essential to the functionality of the software, or performance of services is a condition to payment of license fees, both the software license and consulting fees are recognized under the “percentage of completion” method of contract accounting.  Under this method, management is required to estimate the number of total hours needed to complete a project, and revenues and profits are recognized based on the percentage of total contract hours as they are completed.  Due to the complexity involved in the estimating process, revenues and profits recognized under the percentage of completion method of accounting are subject to revision as contract phases are actually completed.  Historically, these revisions have not been material.

Sublicense Revenues.  Sublicense fees are recognized as reported by our licensees.  License fees for certain application development and data access tools are recognized upon direct shipment from the Company to the end user or upon direct shipment to the reseller for resale to the end user.  If collection is not reasonably assured in advance, revenue is recognized only when sublicense fees are actually collected.

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

The Company incurs costs on activities that relate to research and the development of new software products.  Research costs are expensed as they are incurred.  Costs are reduced by tax credits where applicable. Software development costs to establish the technological feasibility of software applications developed by the Company are charged to expense as incurred.  In accordance with SFAS 86, certain costs incurred subsequent to achieving technological feasibility are capitalized.  Accordingly, a portion of the internal labor costs and external consulting costs associated with essential wireless software development and enhancement activities are capitalized.  Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred.  Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis of amortization over the estimated economic lives of the applications, not to exceed five years.  Capitalized software development costs are periodically evaluated for impairment.  Gross software development costs for the fiscal years ended December 31, 2007, and 2006 were $2,075,870 and $2,002,121, respectively.  During the fiscal year ended December 31, 2007, $471,988 of the gross software development costs related to the development of the Company’s server based casino gaming products, the Sona Gaming System, met the criteria of SFAS 86 for capitalization of software development costs.  Commercial feasibility was determined to be established on August 31, 2007 with our first field trial in Lima, Peru at which point we ceased capitalization of any additional costs related to the development of this product.  Three additional games were certified for use with the SGS in November 2007 and shortly after this time, the Company made the determination that the software was available for general release to customers.   The Company intends to commence amortization of these capitalized costs on a straight-line basis as of January 1, 2008 over an estimated useful life of three years.  The Company has estimated that there are significant revenue opportunities for its server based casino gaming product and as such, has determined that there are no impairment charges required as of December 31, 2007, to the value of the capitalized development costs. Capitalized software development costs were $471,988 as of December 31, 2007.

Note 3.  Summary of Significant Accounting Policies   (cont'd)

(j)	Stock-based compensation

As of January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, FASB Statement of Financial Accounting Standards No. 123 — revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.  The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.  Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures, as adjusted for estimated forfeitures.

During fiscal 2007, the Company issued stock options to directors, officers, and employees under the 2006 Incentive Plan (the “2006 Plan”) as described in Note 14 to our consolidated financial statements.  During fiscal 2006, the Company issued stock options to directors, officers, and employees under the Amended and Restated Stock Option Plan of 2000 which is also described in Note 14 to our consolidated financial statements.  The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model.

(k)	Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

(l)	Derivatives

The Company follows the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (EITF 05-2).  SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met.  The Company values these derivative securities under the fair value method at the end of each reporting period, and their value is marked to market with the gain or loss recognition recorded against earnings.  The Company uses the Black-Scholes option-pricing model to determine fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life.  These assumptions require significant management judgment.  At December 31, 2007 and 2006, there were no derivative instruments reported on the Company’s balance sheet.

Note 4.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable.  Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. Customer account balances with invoices dated over 90 days are considered delinquent.  The Company maintains reserves for potential credit losses based upon its loss history, its aging analysis and specific account review.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Such losses have been within management's expectations.  The Company has some exposure to a concentration of credit risk as it relates to specific industry segments, as historically its customers have been primarily concentrated in the financial services industry.  Since revenues are derived in large part from single projects, the Company bears some credit risk due to a high concentration of revenues from individual customers.  During the fiscal year ended December 31, 2007, 62.1% of total revenues were generated from two customers that individually represented over 10% of total revenue each (Customer A – 47.4%, Customer B – 14.7%).  During the fiscal year ended December 31, 2006, 60.0% of

Note 4.  Concentration of Credit Risk   (cont'd)

total revenues were generated from three customers individually representing over 10% of total revenue each (Customer C – 24.2%, Customer D – 21.5%, Customer E – 14.3%).

We had a balance of $52,175 in our Allowance for Doubtful Accounts provision as of December 31, 2007.   This balance consists of provisions made in previous and current quarters.  There has been a total of $15,000 of bad debt write-offs against the provision during fiscal year end December 31, 2007.  There was a total of $22,792 of bad debt write offs against the provision in 2006 and a balance of $25,531 in the allowance for doubtful accounts provision as of December 31, 2006.

Note 5.  Stockholders’ Equity

In January 2006, the Company sold 2,307,693 shares of common stock and a warrant to purchase 1,200,000 shares of our common stock to Shuffle Master, Inc. (“Shuffle Master”) for $3.0 million.  This warrant had an exercise price of $2.025 per share which expired on July 12, 2007 without being exercised.  Using the Black-Scholes option-pricing model, the warrant was valued at $1,335,600 using a volatility of 65%, a term of 18 months, an expected dividend yield of 0% and a risk-free interest rate of 4.4%.  This amount was reclassified from Common Stock purchase warrants to Additional paid-in capital upon expiration of the warrants in the third quarter of 2007.  In addition, during the fourth quarter of fiscal 2007, convertible debt was issued with accompanying warrants and was accounted for as equity.  See Note 11.

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

The calculation of diluted earnings (loss) per share for the fiscal years ended December 31, 2007 and 2006 did not include shares of the Company’s common stock issuable upon the exercise of options, shares issuable upon exercise of common stock warrants, nor the conversion of the long term convertible notes, as their inclusion in the calculation would be anti-dilutive. The number of options and warrants outstanding as of December 31, 2007 and 2006 are illustrated in the table below, as well as the number of shares underlying the 2007 Notes.  Each stock option and warrant is exercisable in to one share of common stock:

Outstanding at December 31,	2007	2006
Stock options	6,997,000	5,869,277
Common stock warrants	12,775,718	10,642,385
Common shares underlining convertible notes	6,666,667	−
Total options, warrants, and convertible notes	26,439,385	16,511,662

Note 7.  Contractual Obligations, Long-Term Liability and Commitments

Contractual Obligations and Long-Term Liability

The Company leases office space in Toronto, Ontario and Boulder, Colorado which run to February 2012 and September 2010 respectively.  The Company is currently leasing space in New York, New York on a short-term basis under a lease which runs to June 2008, for its corporate headquarters and sales and support functions.  The Company intends to renew its New York lease on substantially the same terms on a short-term basis when the current lease agreement expires.  In addition, in 2007 we leased approximately 1,000 square feet in Las Vegas, Nevada, for our corporate apartment which was leased on an annual basis until February 2008, at a monthly rent of approximately $2,300. Our frequent trips to Las Vegas made this lease a cost effective way to house our employees during business trips for meetings with our partner Shuffle Master and in connection with GLI certification of our wireless gaming solution.  This lease was not renewed when it expired at the end of February 2008.  Office lease expenses for the fiscal years ended December 31, 2007 and 2006 were $423,771 and $602,633, respectively.

Note 7.  Contractual Obligations, Long-Term Liability and Commitments   (cont'd)

The Company also leases office equipment.  These leases have been classified as operating leases.  Office equipment lease expenses for the fiscal years ended December 31, 2007 and 2006 were $154,360 and $85,317, respectively.

During the fourth quarter of fiscal 2007, the Company completed a private placement of 8.0% convertible notes (the “2007 Notes”) with 3,333,333 accompanying warrants which had gross proceeds of $3.0 million.  The 2007 Notes have a face value of $3 million, are due on November 28, 2010, and are convertible into 6,666,667 shares of common stock at a conversion price of $0.45 per share (assuming interest is paid in cash). The 2007 Notes bear interest at a rate of 8.0% per annum, payable quarterly on the first of January, April, July, and October with such interest payable in cash, shares of common stock or a combination thereof.  Payment of interest in shares of common stock is subject to certain conditions being met including the existence of a registration statement which has been declared effective by the SEC and which covers the required number of interest shares.

Contractual obligations and payments relating to the Company’s long-term liability in future years are as follows:

Contractual Obligations and Long-Term Liability (US$)
	Total	2008	2009	2010	2011			2012	+
Office Space Leases:
United States	$563,554	$239,652	$183,100	$140,802	$	−	$	−
Canada	517,570	115,988	119,570	123,212		126,916		31,884
Total Office Space	1,081,124	355,640	302,670	264,014		126,916		31,884
Office Equipment	208,418	146,298	61,426	694		−		−
Convertible Debt	3,000,000	−	−	3,000,000		−		−
Interest on Convertible Debt	700,000	240,000	240,000	220,000		−		−
Total	$4,989,542	$741,938	$604,097	$3,484,708		$126,916		$31,884

Purchase commitments.  On September 1, 2006, the Company entered into a Private Label Partner Agreement (the “Agreement”) with Motorola, Inc., pursuant to which the Company has the exclusive right to purchase certain private label wireless solution products from Motorola to support the Company’s development of a secure wireless handheld gaming system.  The Agreement requires that the Company purchase a specified minimum number of units over the three-year term of the Agreement.  In the event such minimum purchase requirement is not met, Motorola has the right to adjust the unit purchase price to a level commensurate with the Company’s volume and the private label exclusivity under the Agreement will be void.  The Company believes that in the event of either the loss of private label exclusivity or the renegotiation of the unit purchase price, its consolidated financial statements would not be materially affected.

Note 8.  Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and convertible notes.  The reported book value of all current asset and current liability financial instruments approximates fair values, due to their short term nature.  The convertible notes were recorded at the time of issuance at their estimated fair market value and difference between the estimated fair market value at the time of issuance and the face value of $3 million (i.e. the debt discount) is being amortized over the three year term to maturity of the notes.  See Note 11.

The Company is subject to credit risk with respect to its accounts receivable to the extent that debtors do not meet their obligations.  The Company monitors the age of its accounts receivable and may delay development or terminate information fees if debtors do not meet payment terms.

The Company is subject to foreign currency risk with respect to financial instruments denominated in a foreign currency.  As of December 31, 2007, approximately 7.7% of the Company’s assets and 13.3% of its liabilities were denominated in Canadian dollars and Euros and exposed to foreign currency fluctuations.

Note 9.  Accrued Liabilities and Payroll

Accrued Liabilities and Payroll consist of, as at December 31:

	2007	2006
Accrued payroll and related expenses	$233,557	$211,020
Accrued professional fees	148,638	157,943
Accrued vendor obligations	88,863	32,334
Accrued interest payable	22,000	−
Other taxes payable	17,863	11,499
Total	$510,921	$412,796

Note 10.  Deferred Revenues

Deferred revenue occurs where the Company invoices customers for project work that has not been completed at the balance sheet date.  The Company’s deferred revenue balance as of December 31, 2007 and 2006 was $55,795 and $389,562, respectively.

Note 11.  Long Term Debt

On November 28, 2007 (the “Issue Date”), the Company completed a private placement of 8.0% convertible notes (the “2007 Notes”) with 3,333,333 accompanying warrants (the “2007 Warrants”) which had gross proceeds of $3.0 million.  The 2007 Notes have a face value of $3 million, are due on November 28, 2010, and are convertible into 6,666,667 shares of common stock at a conversion price of $0.45 per share (assuming interest is paid in cash).  The 2007 Warrants have an exercise price of $0.50 per share and expire five years from the Issue Date.

The 2007 Notes bear interest at a rate of 8.0% per annum, payable quarterly on the first of January, April, July, and October with such interest payable in cash, shares of common stock or a combination thereof.  Payment of interest in shares of common stock is subject to certain conditions being met including the existence of a registration statement which has been declared effective by the SEC and which covers the required number of interest shares.  A total of 2,133,333 shares have been included on the registration statement relating to the payment of interest in shares instead of cash.  As per the purchase agreement which governs the November 2007 private placement, this is the required minimum to be registered for interest shares and is calculated as the total interest payable over the three year term of the notes divided by 75% of the current conversion price of $0.45 per share as follows:

($3,000,000 x 8% x 3 years) / (75% x $0.45/share) = 2,133,333 registrable shares

In addition to the interest shares, 6,666,667 shares relating to the common stock underlying the 2007 Notes and 3,333,333 shares relating to the common stock underlying the 2007 Warrants have also been registered, for a total of 12,133,333 registrable shares.

The 2007 Notes are convertible under any of the following circumstances, subject to the provision that the stockholders’ beneficial ownership percentage cannot exceed 4.99% after such conversion:

•
during any period after the Issue Date, (i) the daily volume weighted average price per share of common stock of the Company for at least 20 out of any 30 consecutive trading days, which period shall have commenced only after the Issue Date (the “Threshold Period”), exceeds $0.90 (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock of the Company that occurs after the Issue Date), (ii) for at least 20 trading days during the applicable Threshold Period, the daily trading volume for the common stock of the Company on the trading market of the Company exceeds $100,000 per trading day and (iii) all of the Equity Conditions (as defined in the 2007 Notes) are met (unless waived by a holder) for the applicable time period set forth in the 2007 Notes ;

•	any time after the Issue Date in whole or part, at the option of the holder, at any time and from time to time until such 2007 Note is no longer outstanding.

Note 11.  Long Term Debt   (cont'd)

The conversion price of the 2007 Notes is $0.45 per share and is subject to downward adjustment in the event of the issuance by the Company of any common stock or Common Stock Equivalents (as defined in the 2007 Notes agreement) at a price per share less than the then applicable conversion price of the 2007 Notes.  In addition, the conversion price is subject to adjustment upon the occurrence of certain enumerated events.

The 2007 Warrants were exercisable immediately as of the Issue Date and for a period of five years from the Issue Date at an exercise price of $0.50 per share.  The Black-Scholes valuation model was use to estimate the fair value of these warrants using the following assumptions:  volatility of 55%, term and expected life of five years, risk free interest rate of 3.40%, market value of underlying common stock of $0.395, and a zero dividend rate. The Company determined the estimated fair value of the warrants to be $582,664.

The 2007 Notes have been accounted for as long term debt, net of a debt discount consisting of the allocated value of the warrants and a beneficial conversion feature.  The embedded conversion feature has been deemed to be a beneficial conversion feature pursuant to EITF 98-5, Accounting for Convertible Securities with beneficial Conversion feature or Contingently Adjustable Conversion Ratio, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.  These standards require that the fair value of the conversion feature of the instrument be treated as a debt discount against the liability portion of the note.  This beneficial conversion feature is calculated by computing the intrinsic value between the effective conversion price and fair value of common stock on the Issue Date. The effective conversion price is based on the allocation of the relative values of the 2007 Notes and the 2007 Warrants on a relative fair value basis.  The debt discount resulting from the beneficial conversion feature was determined to be $159,629.  The allocated fair value of the warrants was determined to be $526,296, which was also recorded as a debt discount.  The Company is amortizing the combined debt discount of $685,925 over the term of the 2007 Notes on a straight-line basis, which approximates the effective interest method.  The amortization of the debt discount is being recorded as additional interest expense.

Total interest expense related to the 2007 Notes, including amortization of debt discount, for fiscal year ended December 31, 2007, is $42,959 which consisted of $22,000 in interest paid and $20,959 relating to the amortization of the debt discount.

There was $324,184 of debt issuance costs including placement agent fees and legal expenses.  These costs have been capitalized as an asset and are being amortized over the three year term of the 2007 Notes.  In the fourth quarter of 2007, amortization of these costs in the amount of $9,005 resulted in net reported debt issuance costs of $315,179 as of December 31, 2007.

As of December 31, 2007, the amount on the Company’s balance sheet for the long term convertible debt was $2,335,034.

Note 12.  Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Under the liability method, deferred income tax assets and liabilities are computed annually for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

A reconciliation of the federal statutory income tax rate to the effective income tax rate on loss from continuing operations is as follows:

Note 12.  Income Taxes   (cont'd)

	2007	2006
Estimated tax rate (U.S, State, and foreign)	38%	37%
Adjustments:
Non-deductible expenses	(0)%	(3)%
Change in valuation allowance	(38)%	(34)%
Total benefit (provision)	0%	0%

Changes in the deferred tax balances and the deferred tax valuation allowances for the years ended December 31, 2007, and 2006 were as follows:

	2007	2006
Deferred tax assets	5,352,770	2,449,693
Change in net operating loss carryforward	2,449,723	3,132,323
Impact of non-deductable expenses	-	(229,246)
Total Deferred tax assets	7,802,493	5,352,770
Less valuation allowance	(7,802,493)	(5,352,770)
Net deferred tax asset	-	-

Deferred tax benefits arising from net operating loss carry forwards were determined using the applicable statutory rates in the various tax jurisdictions in which we operate.  At December 31, 2007, the Company had net deferred tax assets of approximately $7,802,493 arising from net operating loss (“NOL”) carry forwards.  Of the $7,802,493 NOL, $4,619,410 relates to tax losses incurred in the U.S and $3,183,083 relates to Canadian tax losses.  The NOL carry forwards, which are available to offset future profits of the Company begin to expire in 2010 if not utilized and expire in varying amounts through 2027.  These deferred taxes benefits are fully offset by valuation allowances as there can be no assurance that the Company will earn sufficient future profits to utilize the loss carry forwards.

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007.  As the Company has a valuation allowance against the full amount of its net deferred tax asset, the adoption of FIN 48 did not have an impact on the financial statements for the fiscal year ended December 31, 2007.  The Company does not expect FIN 48 to have an impact on the financial statements during fiscal year 2008.

At the adoption date, the Company applied FIN 48 to all tax positions for which the statue of limitations remained open.  As a result of the implementation of FIN 48 there were no unrecognized tax benefits and, accordingly, there has been no effect on the Company’s financial condition or result of operations.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related taxes laws and regulations and require significant judgment to apply.  The Company is no longer subject to U.S. federal and state examinations for years before 2004, and Canadian federal and provincial tax examination for years before 2004. Management does not believe there will be any material changes in the Company’s unrecognized tax position over the next 12 months.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented.  There was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the fiscal period ended December 31, 2007.

Note 13.  Related Party Transactions

There were no related party transactions during the fiscal year ended December 31, 2007.

In July 2006, a balance of $58,285 relating to compensation earned but not paid in 2004 to the former CEO was fully repaid.  Also, during fiscal 2006 the Company paid consulting fees of $202,500 to former directors and officers of the Company.  Total consultant fees paid included $95,000 to Mr. Glinsman, a former officer and director, $20,000 to Bryan Maizlish, a former director, $52,500 to John Bush, a former officer and director, and $35,000 to Frank Fanzilli, a former director.

During fiscal 2006, payments of $57,736 were made to Shuffle Master (a 10% beneficial shareholder at that time, whose President was a member of our board of directors from March 2006 until June 2007).  These payments were entirely for the reimbursement of expenses paid by Shuffle Master on behalf of the Company, relating to the development and certification of the wireless gaming platform.

Note 14.  Stock-Based Compensation

The Company’s 2006 Incentive Plan (the “2006 Plan”), which is stockholder approved, permits the grant of options, restricted stock, and other stock awards, to its directors, officers, and employees for up to 7 million shares of common stock, in addition to the options already issued under the Amended and Restated Stock Option Plan of 2000.  The Company believes such awards align the interest of its directors, officers, and employees with those of its shareholders and encourage directors, officers, and employees to act as equity owners of the Company.  Prior to the adoption of the 2006 Plan, the Company had an Amended and Restated Stock Option Plan of 2000, which was terminated with respect to future grants effective upon the stockholder’s approval of the 2006 Plan in September 2006.

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

SFAS 123R requires the cash flow from tax benefits for deductions in excess of the compensation costs recognized for share-base payments awards to be classified as financing cash flows.  Due to the Company’s loss position, there was no such tax benefit during fiscal years ending December 31, 2007, and 2006.

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

	2007	2006
Expected term (years)	2.9 years	3.1 years
Risk-free interest rate	4.84%	4.73%
Volatility	55.0%	65.0%
Expected forfeiture	33.3%	33.3%
Dividend yield	0.0%	0.0%

As of December 31, 2007, the number of outstanding stock options as a percentage of the number of outstanding shares was approximately 12.1%.  There were 1,840,000 stock options granted and 712,277 stock options cancelled during fiscal year ended December 31, 2007.  The following table summarizes option transactions under the Company’s stock option plans since January 1, 2007:

Note 14.  Stock-Based Compensation   (cont'd)

	Number of Options	Weighted Average Exercise Price	Weighted average Remaining Contractual Term
Outstanding, January 1, 2007	5,869,277	0.807	8.459

Granted	1,840,000	0.446	8.658
Exercised	−	−	−
Cancelled	(712,277)	1.001	7.336
Outstanding, December 31, 2007	6,997,000	0.706	8.006
Vested and expected to vest at December 31, 2007	5,301,499	0.729	8.080
Exercisable at December 31, 2007	2,644,376	0.926	6.398

The total fair value of stock options that vested during the years December 31, 2007 and 2006 was $402,770 and $685,008, respectively.  The aggregate intrinsic value of options outstanding, options vested and expected to vest, and options exercisable as of December 31, 2007 was nil, nil, and nil respectively.  All of the options outstanding had exercise prices greater than the market price on December 31, 2007.   The intrinsic value is calculated as the difference between the market price on exercise date and the exercise price of the shares.  The closing market price as of December 31, 2007 was $0.40 as reported on the OTC Bulletin Board.

A summary of the status of the Company’s non-vested options as of December 31, 2007, is as follows:

Non-vested Options	Number of Options	Weighted average Grant-Date Fair Value
Non-vested at January 1, 2007	4,918,909	0.2993
Granted	1,840,000	0.2036
Vested	(1,802,453)	0.2987
Cancelled	(603,832)	0.3270
Non-vested at December 31, 2007	4,352,624	0.2322

As of December 31, 2007, there was $604,010 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2006 Plan and the Amended and Restated Stock Option Plan of 2000.  The unrecognized compensation cost is expected to be realized over a weighted average period of 1.8 years.

Restricted Stock Awards
In the second quarter of fiscal 2007, the Company granted 40,000 shares of restricted common stock to a newly appointed non-employee director in accordance with the Company’s compensation plan for directors.  These 40,000 restricted shares of common stock were valued at the estimated fair market value (closing market price less an estimated 30% lack of marketability discount) on the date of grant and are charged as stock compensation expense over the vesting period of one year.  The marketability discount was based upon our consultation with an independent valuation expert.

Compensation expense recognized for the amortization of stock-based compensation related to restricted stock was $46,269 and $352,020, respectively for the fiscal years ended December 31, 2007, and 2006.

Note 15.  Geographic Information

As described above in Note 2, the Company primarily markets its products and services to two different sales verticals.  However, management has determined that the Company operates as one business segment which focuses on the development, sale and marketing of wireless application software.  The Company currently maintains development, sales and marketing operations in the United States and Canada.  The following table shows revenues by geographic segment for the fiscal years ended December 31, 2007 and 2006:

	Twelve months ended December 31,
Revenue	2007	2006

North America	$926,622	$310,958
South America	−	8,783
Europe	54,027	78,393

Total	$980,649	$398,134

Revenue by geographic segment is determined based on the location of our customers.   For the fiscal years ended December 31, 2007 and 2006, sales to customers in North America accounted for 94% and 78% of total revenues respectively; while sales outside North America accounted for 6% and 22% of total revenue respectively.

Property and Equipment	2007	2006
United States	$101,247	$49,804
Canada	60,510	32,994
Total	$161,757	$82,798

Property and equipment includes only assets held for use, and is reported by geographic segment based on the physical location of the assets as at December 31, 2007.

Note 16.  Other Income and Expense

Other income and expenses include miscellaneous items such as foreign exchange gains or losses and nonrecurring transactions such as gains or losses from the revaluation of derivatives and related instruments.  For the fiscal year ended December 31, 2007, other income and expense was a loss of $47,310 consisting of a loss of $5,171 related to a write off of fixed assets and an exchange loss of $42,139.  Comparatively, during the fiscal year ended December 31, 2006, other income and expense was a loss of $31,883, which consisted of a gain of $614,981 relating to the reclassification of the Series B Warrants, which were issued in June 2005 private placement financing, from a liability to equity as of the registration statement effective date in the second quarter of 2006, in accordance with the provisions of EITF 00-19, a gain arising from the adjustment of other taxes in the amount of $12,164, a foreign exchange loss of $61,376 and a loss related to the write off of in-process purchased technology in the amount of $597,652.

Item 8.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 8A(T).       Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) of the end of the fiscal year covered by this annual report (the “Evaluation Date”).  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective, as of the Evaluation Date to ensure that (i) information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time limits specified in the Commission's rules and forms, and (ii) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to ensure that material information regarding our operations is made available to management and the board of directors to provide them reasonable assurance that the published financial statements are fairly presented.  There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls.  As a result, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation.  As conditions change over time so too may the effectiveness of internal controls.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.        Other Information

      None

Part III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

The following table sets forth the names, ages and principal position of our executive officers and directors:

Name	Age	Position
Shawn Kreloff	45	Chief Executive Officer, Chairman of the Board and Director
Stephen Fellows	42	Chief Financial Officer and Corporate Secretary
Lance Yu	38	Senior Vice President and Chief Technology Officer
Robert P. Levy	76	Director
M. Jeffrey Branman	52	Director

Shawn Kreloff, 45, was appointed Chief Executive Officer on May 5, 2006. Mr. Kreloff has been Chairman of the Board and a Director since September 2004. From 2003 to September 2004, and from 2001 to September 2002, he served as a managing director of, and investor in, Jumpstart Capital Partners. From September 2002 to June 2003, Mr. Kreloff was executive vice president of sales, marketing and business development of Predictive Systems, Corp. (Nasdaq: PRDS), a network infrastructure and security consulting company. Mr. Kreloff was a founding investor of Insight First, a company that provides web analytics software, which was sold to 24/7 Media (Nasdaq: TFSM) in 2003. From 1999 to 2002, he served as executive vice president of business development of Opus360 Corporation (Nasdaq: OPUS), as well a founding investor. Opus360 was acquired by Artemis International Solutions (OTC: AMSI) in 2002. From September 2004 to January 2006, Mr. Kreloff served on the board of directors of Secured Services, Inc. Mr. Kreloff also served on the board of directors of Hudson Williams, a computer consulting firm, from 1999 through 2004, when it was acquired by Keynote Systems (Nasdaq: KEYN). From 1996 through 1998 Mr. Kreloff served as founder, Chairman and CEO of Gray Peak Technologies, Inc. Gray Peak was sold to USWEB (Nasdaq: USWB) in 1998 for over $100 Million. Mr. Kreloff holds a BS degree in Operations Management from Syracuse University, 1984.

Stephen Fellows, 42, was appointed Chief Financial Officer on May 16, 2006. Mr. Fellows joined Sona Mobile in August 2005 as VP Finance & Corporate Controller.  Mr. Fellows joined Sona Mobile from 3Com Corporation where he was Director of Finance of the corporate accounting group in Marlborough, MA. Prior to that, Mr. Fellows spent 5 years as the Director of Finance & Operations of 3Com’s Canadian subsidiary. Mr. Fellows joined 3Com from Pennzoil Corporation where he spent time in the international mergers and acquisitions group in Houston, Texas, as well as four years as controller for Pennzoil Canada. Mr. Fellows holds a Bachelor of Business Administration degree from Wilfrid Laurier University in Waterloo, ON, Canada and earned his Chartered Accountants designation while articling with Arthur Andersen & Company in Toronto.

Lance Yu, 38, has been our Senior Vice President and Chief Technology Officer since our inception in November 2003. From January 2002 through November 2004, he was the Vice President Technology of Sona Innovations, Inc. which was purchased by Sona Mobile, Inc. from Baldhead Systems, a professional services, web design and business consulting organization based in Toronto, Canada, where he served first as a Senior Project Manager and then as Vice President — Technology.

Robert P. Levy, 76, was appointed to the Board on May 29, 2007. He is the past Chairman of the Board of the Atlantic City Racing Association and served a two-year term from 1989 through 1990 as President of the Thoroughbred Racing Association. Mr. Levy has served as the Chairman of the Board of DRT Industries, Inc., a diversified business based in the Philadelphia metropolitan area, since 1960. Mr. Levy has been a director of Penn National Gaming since 1995. Mr. Levy is also a director of Fasig-Tipton Company, an equine auction company.

M. Jeffrey Branman, 52, is a Managing Director of Hilco Consumer Capital LLC, a private equity firm focused on North American consumer products companies and brands. Prior to joining Hilco in March 2007, Mr. Branman was the President and owner of Interactive Commerce Partners LLC, a provider of financial advisory services to companies in the interactive commerce technology and content, merchandising, and direct marketing businesses. Mr. Branman founded Interactive Commerce Partners in March 2005. From April 2000 through March 2005, Mr. Branman served as President and founder of Interactive Technology Services, a subsidiary of Comcast Corporation, a developer, manager and operator of broadband cable networks. Interactive Technology Services served as financial advisor to Interactive Technology Holdings, LLC, a joint venture of Comcast Corporation and QVC, Inc. which made venture capital investments in interactive commerce technology and content companies. Portfolio companies, where Mr. Branman served on the board of directors, included GSI Commerce, Inc. [Nasdaq: GSIC], Commerce Technologies, Inc. and Scene7, Inc. From March 1996 to February 2000, Mr. Branman was Senior Vice President Corporate Development of Foot Locker, Inc., a retailer of athletic footwear and apparel, and additionally was Chief Executive Officer of FootLocker.com, the internet and direct marketing subsidiary of Foot Locker from October 1988 to February 2000. Mr. Branman currently serves on the board of directors of GSI Commerce, Inc.

There are no family relationships among our directors or among our executive officers.

Committees of the Board of Directors

Our Board has established two standing committees to assist it in discharging its responsibilities: the Audit Committee and the Compensation and Nominating Committee.

Audit Committee

The Audit Committee reviews our accounting functions, operations and management, our financial reporting process and the adequacy and effectiveness of our internal controls and internal auditing methods and procedures.  The Audit Committee represents the Board in overseeing our financial reporting processes, and, as part of this responsibility, consults with our independent public accountants and with personnel from our internal audit and financial staffs with respect to corporate accounting, reporting, and internal control practices.  The Audit Committee recommends to the board the appointment of our independent public accountants and is responsible for oversight of our independent public accountants.  The current members of the Audit Committee are M. Jeffrey Branman (Chairman) and Robert P. Levy.  The Audit Committee held six meetings during fiscal 2007.

Audit Committee Financial Expert

The Board has determined that M. Jeffrey Branman qualifies as an ‘‘audit committee financial expert,’’ as defined in Item 401(e)(1) of Regulation S-B, and is independent for purposes of Item 401(e)(1) (ii) of Regulation S-B.

Compensation and Nominating Committee

The function of the Compensation and Nominating Committee is to review and recommend the compensation and benefits, payable to our officers, review general policy matters relating to employee compensation and benefits and administer our various stock option plans and other incentive compensation arrangements.  The Committee will also seek to identify individuals qualified to become members of the Board and make recommendations to the Board of nominees to be elected by stockholders or to be appointed to fill vacancies on the Board.  The current members of the Compensation and Nominating Committee are Robert P. Levy (Chairman) and M. Jeffrey Branman. The Compensation and Nominating Committee held six meetings during fiscal 2007.

Code of Ethics

We have a Code of Ethics that applies to all of our employees and certain provisions of the Code are particularly directed to our Chief Executive Officer, our Chief Financial Officer and financial managers.  The Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interests between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC or in other public communications we make; (3) compliance with applicable laws, rules and regulations; (4) prompt reporting of internal violations of the code; and (5) accountability for the adherence to the Code.  A copy of the Code of Ethics is available in print to any stockholder who requests it, by writing to the Company’s Secretary, Sona Mobile Holdings Corp., 245 Park Avenue, New York, NY 10167.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock with the SEC.  Such executive officers, directors and greater than 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of copies of such forms we have received, and other information available to us, to the best of our knowledge all transactions were reported on a timely basis.

Item 10.        Executive Compensation

The following table provides certain summary information concerning the compensation earned for services rendered to us in all capacities during each of the fiscal years indicated by our “named executive officers” during the fiscal year ended December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(6) ($)	Options Awards(7) ($)	All Other Compensation ($)		Total ($)
Shawn Kreloff	2007	170,000	50,000	—	290,833	—		510,833
President and Chief Executive Officer(1),(2)	2006	159,769	—	—	83,304	—		243,073
Stephen Fellows	2007	163,678	28,059	—	31,067	—		222,803
Chief Financial Officer(3)	2006	138,948	—	37,333	12,235	—		188,516
Lance Yu	2007	187,060	—	—	—	9,540	(5)	196,600
Senior Vice President – Chief Technology Officer(4)	2006	176,420	—	—	—	8,997	(5)	185,417

(1)
On August 28, 2006, the Company entered into an Employment Agreement with Shawn Kreloff for his services as President and Chief Executive Officer of the Company, which agreement expires on December 31, 2009.  The Employment Agreement provides for an annual salary of $170,000, or such higher amount as the Board may determine, and an annual bonus based upon the achievement of targets established by the Board.  Pursuant to the Employment Agreement, following the Company’s 2006 Annual Meeting of Stockholders, Mr. Kreloff was granted an option to purchase 3,000,000 shares of Common Stock.  In the event his employment terminates involuntarily without Cause (as defined in the Employment Agreement), Mr. Kreloff will receive a severance payment equal to one year’s salary and benefits.  In addition, the Employment Agreement includes a one-year post-employment, non-competition provision.

(2)	Mr. Kreloff was appointed Chairman in September 2004, and President and Chief Executive Officer in May 2006.

(3)	Mr. Fellows served as our Vice President-Finance & Corporate Controller from August 2005, until May 2006, when he was appointed as our Chief Financial Officer.

(4)	Mr. Yu has served as our Senior Vice President and Chief Technology Officer since our inception in November 2003.

(5)	Represents payment of a vehicle expense allowance.

(6)	The amount of the restricted stock awards is calculated based on the closing market price on the date the restricted stock was granted.

(7)
The option awards amount is calculated using the Black-Scholes valuation method using the variables used by the Company to determine the gross option value for financial statement reporting purposes pursuant to FAS 123(R).  The executive compensation for options is recognized over the service period which has been determined to be the vesting period of the option grants.  In 2007, 200,000 options were granted to Mr. Fellows on June 22, 2007 at an exercise price of $0.44 per share, with vesting over four years which expire ten years after the grant date.  In 2006, 500,000 and 250,000 options were granted to Mr. Kreloff and Mr. Fellows on July 13, 2006 at an exercise price of $0.70 per share, with vesting over three years which expire ten years after the grant date.  Also in 2006, 3,000,000 options were granted to Mr. Kreloff on October 2, 2006 at an exercise price of $0.63 per share, with vesting over three years which expire ten years after the grant date.

Outstanding Equity Awards at 2007 Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Shawn Kreloff	250,000	-	(1)	n/a	1.60	10/12/2010	n/a	n/a	n/a	n/a
Stephen Fellows	50,000	-	(1)	n/a	1.60	10/12/2010	n/a	n/a	n/a	n/a
Lance Yu	150,000	-	(1)	n/a	1.60	10/12/2010	n/a	n/a	n/a	n/a
Shawn Kreloff	166,667	333,333	(2)	n/a	0.70	7/13/2016	n/a	n/a	n/a	n/a
Shawn Kreloff	1,000,000	2,000,000	(3)	n/a	0.63	10/2/2016	n/a	n/a	n/a	n/a
Stephen Fellows	166,667	83,333	(4)	n/a	0.70	7/13/2016	n/a	n/a	n/a	n/a
Stephen Fellows	-	200,000	(5)	n/a	0.44	6/22/2017	n/a	n/a	n/a	n/a

(1)
Options granted on October 13, 2005.  One-third of these options vested immediately on the date of grant, one third vested on September 30, 2006, and the remaining one third of these options vested on September 30, 2007.

(2)
Options granted on July 13, 2006.  These options vest in three equal annual installments over a three year period on each anniversary date of the grant with vesting commencing July 13, 2007 and ending on July 13, 2009.

(3)
Options granted on October 2, 2006.  These options vest in three equal annual installments over a three year period on each anniversary date of the grant with vesting commencing on July 13, 2007 and ending on July 13, 2009.

(4)
Options granted on July 13, 2006.  One-third of these options vested on the date of grant.  Two-third of these options vest in two equal annual installments over a two year period on the anniversary date commencing July 13, 2007 and ending July 13, 2008.

(5)
Options granted on June 22, 2007.  These options will vest in four equal annual installments over a four year period on each anniversary date of the grant with vesting commencing on June 22, 2008, and ending on June 22, 2011.

Compensation of Directors

On July 19, 2005, our Board adopted a compensation plan for directors, which was amended on August 3, 2006 and again on September 29, 2006.  Under the plan, each of our independent directors receives an annual amount of $5,000, payable in quarterly installments, and $250, plus reimbursement for actual out-of-pocket expenses for each Board meeting attended in person, and $125 for each Board meeting attended telephonically.  Each independent director also receives a grant of 40,000 restricted stocks, under the new plan, immediately upon his or her initial election or appointment to the Board.  Further, each non-employee director receives an annual option to purchase such number of shares of common stock having a value equal to approximately $40,000, with the number of shares determined based upon the trading price of the Company's common stock on the date of grant (i.e. market price at grant date X number of options granted = approximately $40,000), which option will vest in equal quarterly installments.

The Chairmen of the Audit Committee and the Compensation and Nominating Committee each receive an annual fee of $1,000, respectively, as well as $250 plus reimbursement for actual out-of-pocket expenses for each committee meeting attended in person and $125 for each committee meeting attended telephonically, unless the committee meeting immediately precedes or follows a Board meeting, in which event the committee members will receive $150 for attending the committee meeting in person and $75 if they attend the committee meeting telephonically.  In addition, any Chairman of the Audit Committee who is also designated as an audit committee “financial expert” will receive a grant of non-qualified stock options and/or restricted stock, under the new plan, immediately upon his or her election or appointment to the Board.

The following table provides certain summary information concerning the compensation earned by all persons who served as our directors during 2007 (other than Mr. Kreloff, who earned no compensation for his service as a director) for services rendered to us during the fiscal year ended December 31, 2007.

Director Compensation

Name	Fees Earned or paid in Cash(1) ($)	Stock Awards(2) ($)	Options Awards(3) ($)	All Other Compensation ($)	Total ($)
M. Jeffrey Branman	8,900	-	14,530	-	23,430
Robert P. Levy	5,028	20,000	15,008	-	40,036
Michael Fields(4)	3,650	-	-	-	3,650
Paul C. Meyer(4)	3,778	-	-	-	3,778

(1)
Consists of fees earned as director fees, including annual board member and committee chairmen fees plus fees paid for board meetings and committee meeting attendance as per the compensation plan for directors.

(2)
Restricted shares granted to director vest 50% on the date of grant and 50% on the first anniversary of his or her appointment to the Board and are valued above or at the market price on the date of the grant.

(3)
M. Jeffery Branman and Robert P. Levy were granted stock options, during fiscal 2007, 100,000 and 75,000, respectively under the Compensation Plan for Directors for an aggregate of 175,000 stock options of which all where outstanding as at the end of fiscal 2007.  The option awards amount above is calculated using the Black-Scholes valuation method using the variables used by the Company to determine the gross option value for financial statement reporting purposes pursuant to FAS 123(R).  These options will vest in equal quarterly installments over a one year period on the three, six, nine and twelve month anniversaries of the grant date.

(4)	Michael Fields and Paul C. Meyer resigned as directors on August 8, 2007 and June 12, 2007, respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 29, 2008, certain information regarding the beneficial ownership of our Common Stock by the following:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;

•	each of our directors;

•	each executive officer named in the Summary Compensation Table above; and

•	all of our current directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all of the Common Stock owned by them. All information concerning the individual shareholders’ respective beneficial ownership has been furnished to us by them.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)(2)		Percentage of Common Stock Beneficially Owned(2)
Shawn Kreloff c/o Sona Mobile Holdings Corp. 245 Park Avenue, 39th Floor New York, NY 10167....................................................................................................................................................	4,221,577	(3)	7.1%
Robert P. Levy 200 W. Montgomery Avenue Ardmore, PA 19003.......................................................................................................................................................	121,250	(4)(5)	*
M. Jeffrey Branman 935 First Avenue King of Prussia, PA 19406...........................................................................................................................................	375,000	(5)(6)	*
Lance Yu c/o Sona Mobile Holdings Corp. 366 Bay Street, Suite 600 Toronto, Ontario M5H 4B2.........................................................................................................................................	1,328,734	(7)	2.3%
Stephen Fellows c/o Sona Mobile Holdings Corp. 366 Bay Street, Suite 600 Toronto, Ontario M5H 4B2........................................................................................................................................	274,999	(8)	*
All directors and officers as a group (Five)..............................................................................................................................................................................	6,321,560	(9)	10.5%
Shuffle Master, Inc. 1106 Palms Airport Drive Las Vegas, NV 89119....................................................................................................................................................	4,807,692	(10)	8.2%
Steven L. Martin c/o Slater Asset Management, LLC 825 Third Avenue, 33rd Floor New York, NY 10022.....................................................................................................................................................	4,879,675	(11)	8.3%
John Bush 19 Farmcrest Court Nobleton, ON L0G 1N0, Canada...........................................................................................................................................................	5,583,577	(12)	9.7%

*	Less than 1%.

(1)
Shares of Common Stock that an individual or group has a right to acquire within 60 days after February 29, 2008 pursuant to the exercise of options, warrants or other rights are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for computing the percentage ownership of any other person or group shown in the table.

(2)	As of February 29, 2008, there were 57,832,857 shares of our Common Stock outstanding.

(3)	Includes 1,416,666 shares issuable upon the exercise of stock options and 41,666 shares issuable upon the exercise of five-year warrants.

(4)	Includes 40,000 shares issued to Mr. Levy upon his appointment to the Board on May 29, 2007, of which 20,000 shares vested immediately and 20,000 shares will vest one year from the date of grant.

(5)	Includes 81,250 and 155,000 shares issuable upon the exercise of stock options to Mr. Levy and Mr. Branman, respectively.

(6)
Includes 100,000 shares issued to Mr. Branman on July 6, 2006 upon his appointments to the Board and as chairman of the Audit Committee, of which 50,000 shares vested immediately and 50,000 shares which vested one year from the date of grant, as well as 30,000 shares issuable upon the exercise of five-year warrants.

(7)	Includes 150,000 shares issuable upon the exercise of stock options.

(8)	Includes 216,666 shares issuable upon the exercise of stock options and 53,333 shares of restricted stock, all of which are vested.

(9)	Includes 2,019,582 shares issuable upon the exercise of stock options granted to these directors and officers and 71,666 shares issuable upon the exercise of five-year warrants.

(10)
Based on information contained in a Schedule 13G filed by Shuffle Master Inc. on February 5, 2008. Includes 833,333 shares issuable upon the exercise of warrants. Dr. Mark L. Yoseloff and Messrs. Garry W. Saunders, Louis Castle and Phillip Peckman are all members of Shuffle Master, Inc.’s Board of Directors and, as such, have shared voting and investment control over these securities. The named individuals disclaim beneficial ownership of these securities.

(11)
Based on information contained in a Schedule 13G/A filed by Slater Capital management LLC on February 15, 2008.  Includes shares owned directly by Mr. Martin (333,333) as well as shares he is deemed to beneficially own through his wife (8,000), through his two sons (278,085), through his IRA (152,400) and through his wife’s IRA (76,200).  The total also includes 1,051,057 shares underlying warrants held by Mr. Martin, certain of the entities mentioned in this footnote and his wife’s IRA.  Mr. Martin also has voting and investment control over shares owned by Slater Equity Partners, L.P. (1,495,700), Slater Equity Partner’s Offshore Fund Ltd. (832,500) and Slater Capital Partners LP (652,400) by virtue of the fact that he is the Manager and controlling owner of Slater Asset Management, L.L.C. (SAM) and Slater Capital Management, L.L.C. (SCM).  SAM is the general partner of investment limited partnerships of which SCM is the investment advisor, including Slater Equity Partners, L.P.  SCM is also the investment advisor to Slater Equity Partners Offshore Fund Ltd.

(12)          Includes 80,202 shares Mr. Bush is deemed to beneficially own through his wife.

Item 12.         Certain Relationships and Related Transactions and Director Independence

In January 2006, we entered into a strategic alliance licensing and distribution agreement with Shuffle Master, Inc. (‘‘Shuffle Master’’), under which we agreed to develop certain wireless gaming technology for Shuffle Master. Pursuant to this agreement, Shuffle Master’s game content was to be offered exclusively for mobile gaming on the Company’s Wireless Gaming System. We were entitled to receive 40% of the gross revenue received by Shuffle Master from worldwide sales of wireless ‘‘casino’’ gaming applications to customers of, or sourced by, Shuffle Master and 45% of the gross revenues received by Shuffle Master from worldwide sales of wireless ‘‘casino’’ gaming applications to customers sourced by us. In addition, all capital outlay for infrastructure and support, including the installation, integration, mobilization and servicing of the Wireless Gaming System was to be incurred by the Company. Shuffle Master beneficially owns 8.2% of our Common Stock and Paul Meyer, the president of Shuffle Master, served on the Board from March 28, 2006 until June 12, 2007.

The licensing agreement was amended and restated in its entirety, as was a Master Services Agreement, effective February 28, 2007. Under the terms of the amended agreements both the Company and Shuffle Master are permitted to distribute, market and sell the Casino On Demand Wireless Gaming System to gaming venues worldwide. Additionally, the Company has been granted a non-exclusive worldwide license to offer Shuffle Master's proprietary table game content on the platform, and the Company has granted Shuffle Master a non-exclusive worldwide license to certain Company-developed wireless platform software and enhancements that support the integration and mobilization of casino gaming applications into in-casino wireless gaming delivery systems. Under the amended agreements, revenue is split on a net revenue basis and shared at a 70%-30% split, with the larger percentage going to the party having received the revenues. Also, in connection with certain transactions with non-casino third parties, the Company and Shuffle Master will share initial up-front payments 60%-40%, and future consideration received 40%-60%.

On July 17, 2006, the Company entered into a Mutual Separation Agreement and a Consulting Agreement with John Bush in connection with his resignation as Chief Executive Officer of the Company. Pursuant to the terms of the Mutual Separation Agreement, Mr. Bush was entitled to receive $150,000 as severance pay and CAN$65,057.87 subject to all applicable withholding taxes, representing previously earned but unpaid compensation.  Mr. Bush was also entitled to reimbursement for accrued but unused vacation days with respect to calendar year 2005 and would receive medical insurance through May 31, 2007.  The Mutual Separation Agreement contained a non-competition and non-solicitation provision for the term of the agreement.  In consideration for the foregoing, Mr. Bush provided the Company with a general release of claims. The Mutual Separation Agreement contained certain termination rights for both the Company and Mr. Bush, and further provided that any termination under the Mutual Separation Agreement would automatically terminate the Consulting Agreement.

Pursuant to the terms of the Consulting Agreement, Mr. Bush, among other things, was engaged to develop and service the financial services and corporate enterprise solutions markets for the Company’s products and services. The term of the agreement was for a period of one year commencing on June 1, 2006, subject to extension and early termination provisions after December 31, 2006.  The Consulting Agreement contained representations and warranties and a non-competition and non-solicitation provision during the term of the agreement. In consideration for the services provided by Mr. Bush, he was entitled to receive a consulting fee equal to $7,500 per month. In addition to the monthly consulting fee, Mr. Bush was entitled to commissions on the sales of the Company’s products and services to customers.  The Consulting

Agreement contained certain termination rights for both the Company and Mr. Bush, and further provided that any termination under the Consulting Agreement would automatically terminate the Mutual Separation Agreement.  The Consulting Agreement was terminated effective December 31, 2006.  Under the Consulting Agreement, a total of $52,500 was paid to Mr. Bush for the period from June 1, 2006, through December 31, 2006.

Each of M. Jeffrey Branman and Robert P. Levy are independent directors under the independence standards of the Nasdaq Stock Market (Rule 4200(a)(15)).

Item 13.         Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of March 7, 2005 among Sona Mobile Holdings Corp., PerfectData Acquisition Corporation and Sona Mobile, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 11, 2005).

3.1
Certificate of Incorporation, as amended (incorporated by reference to the following documents (i) the Company’s Consent Solicitation dated October 26, 2004 as filed on November 1, 2004; (ii) Certificate of Designations for Series A Preferred Stock filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005; (iii) Certificate of Designations for Series B Preferred Stock filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2005;  (iv) Appendix IV to the Company’s Definitive Proxy Statement dated October 27, 2005 and filed on the same date; and (v) Appendix I to the Company’s Definitive Proxy Statement dated August 22, 2007 and filed on the same date).

3.2	By-laws of the Company, as amended July 20, 2007 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-QSB, filed August 14, 2007).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Form SB-2 (file number 333-130461), filed February 2, 2006).
4.2	Form of 8% Senior Unsecured Convertible Debenture due November 28, 2010 (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed November 27, 2007).
10.1	Amended and Restated Stock Option Plan of 2000 (incorporated by reference to Appendix III of the Company’s Definitive Proxy Statement, filed October 27, 2005).
10.2
Licensing and Distribution Agreement, dated January 13, 2006, between the Company and Shuffle Master, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Form SB-2 (file number 333-130461), filed April 7, 2006).

10.3	Form of Securities Purchase Agreement, dated June 30, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 7, 2006).
10.4	Form of Registration Rights Agreement, dated June 30, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 7, 2006).
10.5	Form of Warrant, dated July 7, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 7, 2006).
10.6	Letter Agreement, dated June 30, 2006, between the Company and Shuffle Master, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 7, 2006).

10.7	Mutual Separation Agreement, dated as of July 17, 2006, between the Company and John Bush (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed July 21, 2006).
10.8	Consulting Agreement, dated as of July 17, 2006, between the Company and John Bush (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed July 21, 2006).
10.9	Compensation Plan for Directors, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB, filed November 14, 2006).
10.10	Form of Non-Employee Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB, filed August 14, 2006).
10.11	Form of Non-Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB, filed August 14, 2006).
10.12	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB, filed August 14, 2006).
10.13
Private Label Partner Agreement, dated as of September 1, 2006, between the Company and Motorola, Inc., formerly Symbol Technologies, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A, filed November 1, 2006).+

10.14	2006 Incentive Plan (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement, filed August 30, 2006).
10.15	Employment Agreement, dated as of August 28, 2006 between the Company and Shawn Kreloff (incorporated by reference to Exhibit 10.2 to the Company Quarterly Report on 10-QSB, filed August 14, 2006).
10.16
Amended and Restated Licensing And Distribution Agreement, effective as of February 28, 2007, among the Company, Sona Mobile, Inc. and Shuffle Master, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 2, 2007).

10.17
Amended and Restated Master Services Agreement, effective as of February 28, 2007, between the Company and Shuffle Master, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 2, 2007).+

10.18	Form of Securities Purchase Agreement dated November 26, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed November 27, 2007).
10.19	Form of Registration Rights Agreement dated November 26, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, filed November 27, 2007).
10.20	Form of Common Stock Purchase Warrant dated November 28, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, filed November 27, 2007).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-KSB, filed March 31, 2006).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form SB-2 (file no. 333-148254), filed on December 21, 2007).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
  *           Filed herewith.
  +           Confidential treatment of certain portions of these exhibits has been granted.

Item 14.         Principal Accountant Fees and Services

For the Fiscal Year Ended December 31, 2007

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2007 were $83,816.

Audit-Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended December 31, 2007, were $7,069.  Fees in this category related to reviews and consents relating to share registration statement filed by the Company and attendance at the Company’s annual shareholder meeting.

Tax Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to tax services during the year fiscal ended December 31, 2007 were $18,238.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year fiscal ended December 31, 2007, were nil.
For the Fiscal Year Ended December 31, 2006

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2006, were $78,003.

Audit-Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended December 31, 2006, were $28,442.  Fees in this category related to reviews and consents relating to share registration statement filed by the Company and attendance at the Company’s annual shareholder meeting.

Tax Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to tax services during the year fiscal ended December 31, 2006, were $16,733.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year fiscal ended December 31, 2006, were nil.

The audit committee approves by way of a signed engagement letter on an annual basis, estimated fees for all audit and tax services to be provided by our audit firm.  These services include the annual audit, the quarterly views of Form 10Q-SB, other services and advice related to regular SEC filings (not including registration statements) and the filing of tax returns.  All tax and audit services provided to the Company in 2007 and 2006 were approved by the audit committee in signed engagement letters for the respective fiscal years.  All Audit-Related Fees above relate to fees charged by our audit firm which were incurred for reviews and consents relating to share registration statements filed by the Company and attendance at the Company's annual shareholder meeting.  Such fees and expenses could not be reasonably anticipated in advance and were not included in the respective annual audit engagement letters.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sona Mobile Holdings Corp. (Registrant)

Date: March 31, 2008	/s/ SHAWN KRELOFF
Name: Shawn Kreloff
Title: Chief Executive Officer

Date: March 31, 2008	/s/ STEPHEN FELLOWS
Name: Stephen Fellows
Title: Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SHAWN KRELOFF	President and Chief Executive Officer, and Director (principal executive officer)	March 31, 2008
Shawn Kreloff
/s/ STEPHEN FELLOWS	Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2008
Stephen Fellows
/s/ ROBERT P. LEVY	Director	March 31, 2008
Robert P. Levy
/s/ M. JEFFREY BRANMAN	Director	March 31, 2008
M. Jeffrey Branman

EXHIBIT 31.1

CERTIFICATION

I, Shawn Kreloff, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Sona Mobile Holdings Corp;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

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
Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.
The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  March 31, 2008
/s/  SHAWN KRELOFF
       Shawn Kreloff
       Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Stephen Fellows, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Sona Mobile Holdings Corp;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

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
Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.
The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  March 31, 2008
/s/  STEPHEN FELLOWS
       Stephen Fellows
       Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Sona Mobile Holdings Corp. (the “Company”) on Form 10-KSB for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Shawn Kreloff, Chief Executive Officer of the Company, and Stephen Fellows, Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 31, 2008

/s/  SHAWN KRELOFF
     Shawn Kreloff
     Chief Executive Officer

/s/  STEPHEN FELLOWS
     Stephen Fellows
     Chief Financial Officer