Form 10QSB
period 2008-03-31
SONA MOBILE HOLDINGS CORP
filed 2008-05-20
CIK 719662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM To .

Commission File Number 000-12817

SONA MOBILE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware                                               95-3087593
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)

245 Park Avenue, New York, New York 10167
(Address of principal executive office)

(888) 306-7662
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None	None
(Title of Each Class)	(Name of each Exchange on Which Registered)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of May 16, 2008 was 57,895,780 shares.

FORM 10-Q REPORT
March 31, 2007

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations.  The words “expect,” “believe,” “plan,” “intend,” “estimate,” “anticipate,” “propose,” “seek” and similar words and variations thereof, when used, are intended to specifically identify forward-looking statements.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties, including but not limited to those set forth in our Annual Report on Form 10-KSB as filed on March 31, 2008 and in each of our Registration Statements on Form S-1, as amended and filed with the SEC on April 1, 2008.  Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

The terms the “Company”, “Sona”, “we”, “our”, “us”, and derivatives thereof, as used herein refer to Sona Mobile Holdings Corp., a Delaware corporation, and its subsidiaries and its predecessor, Sona Mobile, Inc., a Washington corporation.

PART I
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Sona Mobile Holdings Corp. And Subsidiaries
Consolidated Balance Sheet

	At March 31, 2008	At December 31, 2007
	(unaudited)
Assets
Current:
Cash and cash equivalents	$1,002,253	$2,367,026
Accounts receivable (net of allowance for doubtful accounts of $53,745 and $52,175)	177,740	119,652
Tax credits receivable	49,463	51,220
Prepaid expenses & deposits	140,607	98,415
Total current assets	1,370,063	2,636,313

Property and equipment:
Computer equipment	224,062	192,248
Furniture and equipment	90,870	85,603
Less: accumulated depreciation	(136,290)	(116,094)
Total property and equipment	178,642	161,757

Software development costs (Note 3(h))	432,656	471,988
Debt issuance costs, net (Note 11)	288,163	315,179

Total Assets	$2,269,524	$3,585,237

Liabilities and Stockholders' Equity
Current:
Accounts payable	$609,906	$316,473
Accrued liabilities & payroll (Note 9)	481,097	510,921
Deferred revenue (Note 10)	172,425	55,795
Total current liabilities	1,263,428	883,189

Long term convertible debt, net (Note 11)	2,392,194	2,335,034

Total Liabilities	3,655,622	3,218,223

Stockholders’ equity:
Preferred Stock – 2,000,000 shares authorized, par value $.01 per share – no shares issued and outstanding	−	−
Common Stock – 120,000,000 shares authorized, par value $.01 per share – 57,832,857 and 57,832.857 shares issued and outstanding respectively	578,328	578,328
Additional paid-in capital	17,682,085	17,570,902
Common Stock purchase warrants	3,925,661	3,925,661
Unamortized stock based compensation	(2,333)	(5,833)
Accumulated other comprehensive (loss)	(58,734)	(64,110)
Accumulated deficit	(23,511,105)	(21,637934)
Total stockholders’ equity	(1,386,098)	367,014

Total Liabilities and Stockholders’ Equity	$2,269,524	$3,585,237

See accompanying notes to consolidated financial statements.

   Item 1.  Consolidated Financial Statements (Continued)
   Sona Mobile Holdings Corp. and Subsidiaries
   Consolidated Statements of Operations and Comprehensive Loss

	Three months ended March 31,
	2008	2007
	(unaudited)	(unaudited)

Net Revenue	$92,205	$148,127

Operating expenses
Depreciation and amortization	90,030	12,285
General and administrative expenses	538,345	545,590
Professional fees	317,495	397,459
Development expenses	682,104	545,047
Selling and marketing expenses	228,968	346,268
Total operating expenses	1,856,942	1,846,649

Operating loss	(1,764,737)	(1,698,522)

Interest income	13,332	55,739
Interest expense	(117,160)	(464)
Other income and expense (Note 16)	(4,606)	(11,825)

Net loss	$(1,873,171)	$(1,655,072)
Foreign currency translation adjustment	5,376	1,067

Comprehensive loss	$(1,867,795)	$(1,654,005)

Net loss per share of common stock – basic and diluted	$(0.03)	$(0.03)

Weighted average number of shares of common stock outstanding – basic and diluted (Note 6)	57,832,857	57,806,060

See accompanying notes to consolidated financial statements.

    Item 1.  Consolidated Financial Statements (Continued)
    Sona Mobile Holdings Corp. and Subsidiaries
    Consolidated Statements of Cash Flows

	Three months ended March 31,
	2008 (unaudited)	2007 (unaudited)
Cash provided by (used in):

Operating activities
Net loss	$(1,873,171)	$(1,655,072)

Adjustments for:
Depreciation and amortization	90,030	12,285
Amortization of debt discount charged to interest expense	57,160	−
Amortization of restricted stock-based compensation	19,654	17,976
Stock based compensation	95,029	99,326
Changes in non-cash working capital assets and liabilities:
Accounts receivable, net	(58,088)	35,492
Prepaid expenses & deposits	(42,192)	10,750
Accounts payable	293,433	71,732
Accrued liabilities & payroll	(29,824)	(33,681)
Deferred revenue	116,630	61,778
Net cash used in operating activities	(1,331,339)	(1,379,414)

Investing activities
Software development costs	−	(77,546)
Acquisition of property & equipment	(40,909)	(34,595)
Net cash used in investing activities	(40,909)	(112,141)

Financing activities
Net cash provided by financing activities	−	−

Effect of exchange rate changes on cash & cash equivalents	7,475	419

Change in cash & cash equivalents during the period	(1,364,773)	(1,491,136)
Cash & cash equivalents, beginning of period	2,367,026	5,682,162
Cash & cash equivalents, end of period	$1,002,253	$4,191,026

There was $22,000 paid in interest and $0 paid in taxes during the three months ended March 31, 2008.  During the three months ended March 31, 2007, there were no amounts paid in cash for taxes or interest.

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

At March 31, 2008, the Company had total cash and cash equivalents of $1.0 million held in current and short-term deposit accounts.  Management believes that based on the current level of spending, this cash will only be sufficient to fund the Company’s operations until June 2008.  Previously, the Company had advised that cash on hand would only be sufficient to fund operations through May 2008, however, through cost reductions, as well as cash and working capital management, the Company was able to conserve its cash to continue operations beyond that date.

Notwithstanding the previous cost reduction actions taken by the Company, the Company continues to incur substantial operating losses, and management believes that the Company will continue to be unprofitable in the foreseeable future.  Based upon the company’s current financial condition and without the infusion of additional capital, management does not believe the Company will be able to fund its operations beyond June 2008. To continue operating as a going concern beyond June 2008, the Company must quickly raise capital.

The Company has engaged investment bankers to pursue potential financing options for the Company.  There can be no assurance that the Company will be successful in raising a sufficient amount of capital in a timely manner or what the terms will be of any such financing.  In addition, financing transactions, if successful, are likely to result in significant additional dilution to the voting and economic rights of our existing stockholders.  Financings may also result in the issuance of securities with rights, preferences and other characteristics superior to those of our common stock and, in the case of debt or preferred stock financings, may subject the company to covenants that restrict its ability to freely operate its business.   Although there is no commitment to do so, funds to meet the Company’s immediate short-term liquidity needs until it raises additional capital may come from Shawn Kreloff, the Company's Chairman and Chief Executive Officer, as the Company currently has no access to credit facilities with traditional third parties.  Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Although the Company is currently in negotiations with Mr. Kreloff to provide additional financing, there can be no assurance that the Company will be successful in raising such capital or borrowing such funds.  Any capital raised to meet the Company’s immediate short term cash requirements will likely be rolled into a subsequent financing of the Company. If the Company cannot raise additional capital within the next 30-60 days, its liquidity, financial condition and business prospects will be materially and adversely affected and it may have to cease operations.

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

The Company’s revenues consist primarily of project, licensing and support fees relating to our two platforms the Sona Gaming System™ and the Sona Wireless Platform™.

In 2006, in conjunction with the Company’s strategic alliance with Shuffle Master Inc. (“Shuffle Master”) and because of the perceived opportunities for wireless and server-based applications in the gaming and horse racing industries, the primary sales and development focus of the Company was switched towards the gaming industry.  During 2007, the Company perceived that there was a potentially far greater opportunity to develop and sell server-based gaming applications that could be operated in both wired and wireless network environments, or a combination thereof.  The Company continues to focus on the financial services and enterprise market sectors for products, customers and verticals where success has previously been experienced or where significant opportunities are perceived to exist.

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation

The financial information contained herein should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended December 31, 2007.

The accompanying unaudited condensed consolidated financial statements of Sona Mobile Holdings Corp. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements included in this quarterly report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at the dates presented and the Company’s results of operations and cash flows for the periods presented. The Company’s interim results are not necessarily indicative of the results to be expected for the entire year.  All material inter-company accounts and transactions have been eliminated in consolidation.

Recently issued accounting pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (R), “Business Combinations”, and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133".  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

(f)           Income taxes

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

The Company currently has a full valuation allowance against its net deferred tax asset and has not recognized any benefits from tax positions in earnings.  Accordingly, the adoption of FIN 48 did not have an impact on the financial statements for the three month periods ended March 31, 2008 and 2007.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes on the financial statements of future periods in which the Company must record an income tax liability.  Since the Company did not record a liability at March 31, 2008, there was no impact to the effective tax rate.  The Company files income tax returns in the U.S. federal jurisdiction and several state jurisdictions, as well as in Canada and the Ontario provincial tax jurisdiction.  The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company has applied for Scientific Research and Development Tax credits, as part of the annual Canadian federal and provincial income tax filings.  The federal tax credits are non-refundable and as the

Company has a full provision against any future benefits from its historical tax losses, a tax receivable amount for federal research tax credits is not recognized on the balance sheet.  Ontario provincial tax credits for valid research and development expenditures, if granted, are refundable to the Company.  The amount of tax credit that will be awarded to the Company upon assessment of the returns by this tax jurisdiction is not always certain at the time the tax returns are filed.  As such, it is the Company’s policy to book a receivable for these amounts on the balance sheet only when the final tax assessment is received by the Company after the filing of such returns.  As of March 31, 2008 and December 31, 2007, the balance for tax credits receivable on the balance sheet was $49,463 and $51,220, respectively, which related to Ontario research and development tax credits assessed, but not received, as of the financial statement date.

(g)           Revenue recognition

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

Residual Method Accounting.  In software arrangements that include multiple elements (e.g., license rights and technical support services), total fees are allocated among each of the elements using the “residual” method of accounting.  Under this method, revenue allocated to undelivered elements is based on vendor-specific objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to the delivered elements.  Vendor specific objective evidence of fair value for such undelivered elements is based upon the price charged for such product or service when it is sold separately.  The Company’s pricing practices may be modified in the future, which would result in changes to our vendor specific objective evidence.  As a result, future revenue associated with multiple element arrangements could differ significantly from our historical results.

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

(h)           Research and software development costs

The Company incurs costs on activities that relate to research and the development of new software products.  Research costs are expensed as they are incurred.  Costs are reduced by tax credits where applicable. Software development costs to establish the technological feasibility of software applications developed by the Company are charged to expense as incurred.  In accordance with SFAS 86, certain costs incurred subsequent to achieving technological feasibility are capitalized.  Accordingly, a portion of the internal labor costs and external consulting costs associated with essential wireless software development and enhancement activities are capitalized.  Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred.  Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis of amortization over the estimated economic lives of the applications, not to exceed five years.  Capitalized software development costs are periodically evaluated for impairment.  Gross software development costs for the three months ended March 31, 2008, and 2007 were $682,104 and $545,047, respectively.  As of March 31, 2008 capitalized development software costs were $432,656, none of which were capitalized during the first quarter of fiscal 2008.  Amortization for the three months ended March 31, 2008 and 2007 was $39,332 and nil, respectively.

(i)           Stock-based compensation

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

During the three month periods ended March 31, 2008 and 2007, the Company issued stock options to directors and employees under the 2006 Incentive Plan (the “2006 Plan”) as described in Note 14 to our consolidated financial statements.  The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model.

(j)           Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

 (k)           Derivatives

The Company follows the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (EITF 05-2).  SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met.  The Company values these derivative securities under the fair value method at the end of each reporting period, and their value is marked to market with the gain or loss recognition recorded against earnings.  The Company uses the Black-Scholes option-pricing model to determine fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life.  These assumptions require significant management judgment.  At March 31, 2008 and at December 31, 2007, there were no derivative instruments reported on the Company’s balance sheet.

Note 4.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable.  Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. Customer account balances with invoices dated over 90 days are considered delinquent.  The Company maintains reserves for potential credit losses based upon its loss history, its aging analysis and specific account review.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Such losses have been within management's expectations.  The Company has some exposure to a concentration of credit risk as it relates to specific industry verticals, as historically its customers have been primarily concentrated in the financial services industry and the current customer focus is in the gaming industry.  Since revenues are derived in large part from single projects, the Company bears some credit risk due to a high concentration of revenues from individual customers.  During the three months ended March 31, 2008, 73.1% of total revenues were generated from two customers that individually represented over 10% of total revenue each (Customer A – 53.0%, Customer B – 20.1%).  During the three months ended March 31, 2007, 78.0% of total revenues were generated from one customer representing over 10% of total revenue (Customer A – 78.0%).  We had a balance of $53,745 and $52,175 in our Allowance for Doubtful Accounts provision as of March 31, 2008 and December 31, 2007, respectively.   This balance consists of provisions made in previous and current quarters.  There were no accounts receivable write-offs against the provision during the three months ended March 31, 2008 and 2007.

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

The calculation of diluted earnings (loss) per share for the three months ended March 31, 2008 and 2007 did not include shares of the Company’s common stock issuable upon the exercise of options, shares issuable upon exercise of common stock warrants, nor shares issuable upon the conversion of the convertible notes, as their inclusion in the calculation would be anti-dilutive. The number of options and warrants outstanding as of March 31, 2008 and 2007 are illustrated in the table below, as well as the number of shares underlying the convertible notes.

Outstanding at March 31,	2008	2007
Stock options	7,597,917	5,942,500
Common stock warrants	12,775,718	10,642,385
Common shares underlying convertible notes	6,666,667	−
Total options, warrants, and convertible notes	27,040,302	16,584,885

Note 7. Contractual Obligations and Long-Term Liability

The Company leases office space in Toronto, Ontario and Boulder, Colorado which run to February 2012 and September 2010 respectively.  The Company is currently leasing space in New York, New York on a short-term basis under a lease which runs to June 2008, for its corporate headquarters and sales and support functions.  The Company intends to renew its New York lease on substantially the same terms on a short-term basis when the current lease agreement expires.  In addition, in 2007 we leased approximately 1,000 square feet in Las Vegas, Nevada, for our corporate apartment which was leased on an annual basis until February 2008, at a monthly rent of approximately $2,300. Our frequent trips to Las Vegas made this lease a cost effective way to house our employees during business trips for meetings with our partner Shuffle Master and in connection with GLI certification of our wireless gaming solution.  This lease was not renewed when it expired at the end of February 2008.  In April 2008, the Company opened a small sales office in Las Vegas, Nevada under a short-term lease which runs to June 2008.  The Company intends to renew its Las Vegas lease on substantially the same terms on a short-term basis when the current lease agreement expires.  Office lease expenses for the three months ended March 31, 2008 and 2007 were $113,748 and $100,896, respectively.

The Company also leases office equipment.  These leases have been classified as operating leases.  Office equipment lease expenses for the three months ended March 31, 2008 and March 31, 2007 were $39,942 and $28,172, respectively.

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

Contractual obligations and payments relating to the Company’s long-term liability in future years are as follows:

Contractual Obligations and Long-Term Liability (US$)
	Total	2008	2009	2010	2011			2012	+
Office Space Leases:
United States	$485,668	$161,766	$183,100	$140,802	$	−	$	−
Canada	472,242	84,434	115,469	118,986		122,563		30,790
Total Office Space	957,910	246,200	298,569	259,788		122,563		30,790
Office Equipment	170,655	108,781	61,204	670		−		−
Convertible Debt	3,000,000	−	−	3,000,000		−		−
Interest on Convertible Debt	640,000	180,000	240,000	220,000		−		−
Total	$4,768,565	$534,981	$599,773	$3,480,458		$122,563		$30,790

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

The Company is subject to foreign currency risk with respect to financial instruments denominated in a foreign currency.  As of March 31, 2008, approximately 13.0% of the Company’s assets and 5.5% of its liabilities were denominated in Canadian dollars and Euros and exposed to foreign currency fluctuations.

Note 9.  Accrued Liabilities and Payroll

Accrued Liabilities and Payroll consist of, as of:

	March 31, 2008	December 31, 2007
Accrued payroll and related expenses	$233,838	$233,557
Accrued payroll and related expenses	$233,838	$233,557
Accrued professional fees	103,802	148,638
Accrued vendor obligations	62,731	88,863
Accrued interest payable	60,000	22,000
Other taxes payable	20,726	17,863
Total	$481,097	$510,921

Note 10.  Deferred Revenues

Deferred revenue occurs where the Company invoices customers for project work that has not been completed at the balance sheet date.  The Company’s deferred revenue balance as of March 31, 2008 was $172,425.  The Company’s deferred revenue balance as of December 31, 2007 was $55,795.

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

The 2007 Notes are convertible under any of the following circumstances, subject to the provision that the stockholders’ beneficial ownership percentage cannot exceed 4.99% after such conversion:

•
during any period after the Issue Date, (i) the daily volume weighted average price per share of common stock of the Company for at least 20 out of any 30 consecutive trading days, which period shall have commenced only after the Issue Date (the “Threshold Period”), exceeds $0.90 (subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock of the Company that occurs after the Issue Date), (ii) for at least 20 trading days during the applicable Threshold Period, the daily trading volume for the common stock of the Company on the trading market of the Company exceeds $100,000 per trading day and (iii) all of the Equity Conditions (as defined in the 2007 Notes) are met (unless waived by a holder) for the applicable time period set forth in the 2007 Notes;

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

The 2007 Warrants were exercisable immediately as of the Issue Date and for a period of five years from the Issue Date at an exercise price of $0.50 per share.  The Black-Scholes valuation model was used to estimate the fair value of these warrants using the following assumptions:  volatility of 55%, term and expected life of five years, risk free interest rate of 3.40%, market value at the time of issuance of underlying common stock of $0.395, and a zero dividend rate.  The Company determined the estimated fair value of the warrants to be $582,664.

The 2007 Notes have been accounted for as long term debt, net of a debt discount consisting of the allocated value of the warrants and a beneficial conversion feature.  The embedded conversion feature has been deemed to be a beneficial conversion feature pursuant to EITF 98-5, Accounting for Convertible Securities with beneficial Conversion feature or Contingently Adjustable Conversion Ratio, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.  These standards require that the fair value of the conversion feature of the instrument be treated as a debt discount against the liability portion of the note.  This beneficial conversion feature is calculated by computing the intrinsic value between the effective conversion price and fair value of common stock on the Issue Date. The effective conversion price is based on the allocation of the relative values of the 2007 Notes and the 2007 Warrants on a relative fair value basis.  The debt discount resulting from the beneficial conversion feature was determined to be $159,629.  The allocated fair value of the 2007 Warrants was determined to be $526,296, which was also recorded as a debt discount.  The Company is amortizing the combined debt discount of $685,925 over the term of the 2007 Notes on a straight-line basis, which approximates the effective interest method.  The amortization of the debt discount is being recorded as additional interest expense.

Total interest expense related to the 2007 Notes, including amortization of debt discount, for the three months ended March 31, 2008, is $117,160 which consisted of $60,000 in interest accrued at March 31, 2008  and paid in April 2008, as well as $57,160 relating to the amortization of the debt discount.

There was $324,184 of debt issuance costs including placement agent fees and legal expenses.  These costs have been capitalized as an asset and are being amortized over the three year term of the 2007 Notes.  During the three month period ended March 31, 2008, amortization of these costs in the amount of $27,015 resulted in net reported debt issuance costs of $288,163 as of March 31, 2008.  Debt issuance cost at December 31, 2007 was $315,179

As of March 31, 2008 and December 31, 2007, the amount on the Company’s balance sheet for the long term convertible debt was $2,392,194 and $2,335,034, respectively.

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

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” on January 1, 2007.  As the Company has a valuation allowance against the full amount of its net deferred tax asset, the adoption of FIN 48 did not have an impact on the financial statements for the three months ended March 31, 2008.  The Company does not expect FIN 48 to have an impact on the financial statements during fiscal year 2008.

At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open.  As a result of the implementation of FIN 48 there were no unrecognized tax benefits and, accordingly, there has been no effect on the Company’s financial condition or result of operations.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented.  There was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended March 31, 2008 and the three months ended March 31, 2007.

Note 13.  Related Party Transactions

There were no related party transactions during the three months ended March 31, 2008.

During the three months ended March 31, 2007, total payments of $19,789 were made to Shuffle Master (an 8.2% beneficial shareholder whose President was a member of our Board of Directors from March 2006 until June 2007).  These payments were entirely for the reimbursement of expenses paid by Shuffle Master on behalf of the Company, relating to the development and certification of the wireless gaming platform.

Note 14.  Stock-Based Compensation

The Company’s 2006 Incentive Plan, which is stockholder approved, permits the grant of options, restricted stock, and other stock awards, to its directors, officers, and employees for up to 7 million shares of common stock, in addition to the options already issued under the Amended and Restated Stock Option Plan of 2000.  The Company believes such awards align the interest of its directors, officers, and employees with those of its shareholders and encourage directors, officers, and employees to act as equity owners of the Company.  Prior to the adoption of the 2006 Plan, the Company had an Amended and Restated Stock Option Plan of 2000, which was terminated with respect to future grants effective upon the stockholder’s approval of the 2006 Plan in September 2006.

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

SFAS 123R requires the cash flow from tax benefits for deductions in excess of the compensation costs recognized for share-base payments awards to be classified as financing cash flows.  Due to the Company’s loss position, there was no such tax benefit during the three months ended March 31, 2008 and 2007.

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provision of SFAS 123R.  Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, the risk-free interest rate as of the date of the grant and the Company’s dividend yield.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimate of fair value made by the Company.  The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model.  The following table presents the weighted-average assumptions used for options granted:

	2008	2007
Expected term (years)	3.0 years	3.0 years
Risk-free interest rate	2.85%	4.84%
Volatility	55.0%	55.0%
Expected forfeiture	33.3%	33.3%
Dividend yield	0.0%	0.0%

As of March 31, 2008, the number of outstanding stock options as a percentage of the number of outstanding shares was approximately 13.1%.  There were 795,000 stock options granted and 194,083 stock options cancelled during the three month period ended March 31, 2008.  The following table summarizes option transactions under the Company’s stock option plans since January 1, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2008	6,997,000	0.706	7.758

Granted	795,000	0.390	9.786
Exercised	−	−	−
Cancelled	(194,083)	0.854	7.087
Outstanding, March 31, 2008	7,597,917	0.669	7.986
Vested and expected to vest at March 31, 2008	5,898,166	0.674	8.029
Exercisable at March 31, 2008	2,764,376	0.906	6.277

The total fair value of stock options that vested during the three months ended March 31, 2008 and 2007 was $95,029 and $99,326, respectively.  The aggregate intrinsic value of options outstanding, options vested and expected to vest, and options exercisable as of March 31, 2008 was nil, nil, and nil respectively.  All of the options outstanding had exercise prices greater than the market price on March 31, 2008.   The intrinsic value is calculated as the difference between the market price on exercise date and the exercise price of the shares.  The closing market price as of March 31, 2008 was $0.30 as reported on the OTC Bulletin Board.

A summary of the status of the Company’s non-vested options as of March 31, 2008 is as follows:

Non-vested Options	Number of Options	Weighted average Grant-Date Fair Value
Non-vested at January 1, 2008	4,352,624	0.2322
Granted	795,000	0.1164
Vested	(120,000)	0.1000
Cancelled	(194,083)	0.8544
Non-vested at March 31, 2008	4,833,541	0.2081

As of March 31, 2008, there was $578,314 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2006 Plan and the Amended and Restated Stock Option Plan of 2000.  The unrecognized compensation cost is expected to be realized over a weighted average period of 1.7 years.

Restricted Stock Awards

During the three months ended March 31, 2008, the Company accrued for 62,923 shares of restricted stock issuable to consultants as payment for work performed during the first quarter of fiscal 2008.  These shares were issued in April 2008.

Compensation expense recognized for the amortization of stock-based compensation related to restricted stock was $19,654 and $17,976, respectively for the three months ended March 31, 2008 and 2007.

Note 15.  Geographic Information

As described above in Note 2, the Company primarily markets its products and services to two different sales verticals.  However, management has determined that the Company operates as one business segment which focuses on the development, sale and marketing of wireless application software.  The Company currently maintains development, sales and marketing operations in the United States and Canada.  The following table shows revenues by geographic segment for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
Revenue	2008	2007
North America	$92,205	$145,762
Europe	−	2,365
Total	$92,205	$148,127

Revenue by geographic segment is determined based on the location of our customers.   For the three months ended March 31, 2008 and 2007, sales to customers in North America accounted for 100% and 98% of total revenues respectively; while sales outside North America accounted for nil and 2% of total revenue respectively.

Property and Equipment	March 31, 2008	December 31 , 2007
United States	$125,841	$101,247
Canada	52,801	60,510
Total	$178,642	$161,757

Property and equipment includes only assets held for use, and is reported by geographic segment based on the physical location of the assets as at March 31, 2008 and at December 31, 2007.

Note 16.  Other Income and Expense

Other income and expenses include miscellaneous items such as foreign currency transaction exchange gains or losses and nonrecurring transactions such as gains or losses from the revaluation of derivatives and related instruments.  For the three months ended March 31, 2008, other income and expense consisted entirely of foreign currency transaction exchange loss in the amount of $4,606.  Comparatively, during the three months ended March 31, 2007, other income and expense consisted entirely of a foreign currency transaction exchange loss in the amount of $11,825.

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

Our consolidated financial statements included elsewhere in this report have been prepared assuming that we will continue as a going concern.  Since our inception in November 2003, we have generated minimal revenue, have incurred net losses and have not generated positive cash flow from operations.  We have relied primarily on the sale of shares of equity and convertible debt to fund our operations.  More important, our cash reserves are only sufficient to fund our current level of operating expenses to June 2008.

To continue operating as a going concern for any length of time beyond June 2008, we must raise capital immediately.  We have engaged investment bankers to pursue potential financing options, however there can be no assurance that we will be successful in raising a sufficient amount of capital in a timely manner or what the terms will be of any such financing.  In addition, financing transactions, if successful, are likely to result in significant additional dilution to the voting and economic rights of our existing stockholders.  Financings may also result in the issuance of securities with rights, preferences and other characteristics superior to those of our common stock and, in the case of debt or preferred stock financings, may subject the company to covenants that restrict its ability to freely operate its business.   Although there is no commitment to do so, funds to meet our immediate short-term liquidity needs until we raise additional capital may come from Shawn Kreloff, our Chairman and Chief Executive Officer, as we currently have no access to credit facilities with traditional third parties.  Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Although the Company is currently in negotiations with Mr. Kreloff to provide additional financing, there can be no assurance that the Company will be successful in raising such capital or borrowing such funds.  Any capital raised to meet the Company’s immediate short term cash requirements will likely be rolled into a subsequent financing of the Company.  If the Company cannot raise additional capital within the next 30-60 days, its liquidity, financial condition and business prospects will be materially and adversely affected and it may have to cease operations.

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

In 2006, in conjunction with our strategic alliance with Shuffle Master and because of the perceived opportunities for wireless server-based applications in the gaming and horse racing industries, we switched our primary sales and development focus towards the gaming industry.  During 2007, we perceived that there was a potentially far greater opportunity to develop and sell server-based gaming applications that could be operated in both wired and wireless network environments or a combination thereof.  We continue to focus on the financial services and enterprise market sectors for products, customers and verticals where we have previously experienced success or where we perceive significant opportunities to exist.

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

Approximately 73% of our revenue for the three months ended March 31, 2008 resulted from development fees for project work and approximately 27% from continuing license subscriptions.  During the comparative three months ended March 31, 2007, 78% of revenue resulted from project work and 22% from continuing subscriptions.  Much of our project work is attributable to new engagements for which we received development fees.  We believe that the ratio will move toward continuing license subscription revenue, as we transition from focusing on custom projects in the financial services and enterprise segment and move towards longer term licensing contracts in the gaming industry and from perceived opportunities in the horse race and sports wagering industry.  In the three month period ended March 31, 2008, approximately 37% of our revenue was derived from the sale of our financial services and enterprise products, while approximately 63% was derived from our gaming and horse racing products.  In the prior comparative quarter, approximately 22% of our revenue was derived from the sale of our financial services and enterprise products, while approximately 78% was derived from our gaming and horse racing products.  Now that our products are commercially available and as new leads are generated, we anticipate that significant business opportunities will emerge within the gaming and horse racing industry.  However, we cannot assure you that any such business opportunities will emerge, or if they do, that any such opportunity will result in a definitive arrangement with any enterprises in the gaming industry, or that any such definitive arrangement will be profitable.

Significant Transactions

In January 2006, we entered into a strategic alliance distribution and licensing agreement with Shuffle Master, a leading provider of table gaming content, to license, develop, distribute and market “in casino” wireless handheld gaming content and delivery systems to gaming venues throughout the world.  Under the terms of the agreement, we agreed to develop a Shuffle Master-branded wireless gaming platform powered by our SWP for in-casino use, which would feature handheld versions of Shuffle Master’s proprietary table game content, as well as other proprietary gaming content and public domain casino games.  In conjunction with this strategic alliance, Shuffle Master invested $3 million in the Company, in exchange for common stock and warrants to purchase common stock in our Company pursuant to the Licensing and Distribution Agreement, dated January 12, 2006 between the Company and Shuffle Master, ( the “Licensing and Distribution Agreement”).  This Licensing and Distribution Agreement was amended and restated in February 2007.  Under the terms of the amended Licensing and Distribution Agreement, both the Company and Shuffle Master are permitted to distribute, market and sell the wireless version of the SGS to gaming venues worldwide.  Additionally, we have been granted a non-exclusive worldwide license to offer Shuffle Master's proprietary table game content on the platform, and the Company has granted Shuffle Master a non-exclusive worldwide license to certain Company developed wireless platform software and enhancements that support the integration and mobilization of casino gaming applications into in-casino wireless gaming delivery systems.  Shuffle Master beneficially owns 8.19% of our common stock.

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

On November 28, 2007, the Company completed a private placement of 8.0% convertible notes with 3,333,333 accompanying warrants for gross proceeds of $3 million.  The 2007 Notes have a face value of $3 million, are due on November 28, 2010 and are convertible into 6,666,667 shares of common stock (assuming interest is paid in cash) at a conversion price of $0.45 per share.  The 2007 Warrants are common stock purchase warrants to purchase 3,333,333 shares of common stock.  The 2007 Warrants have an exercise price of $0.50 per share and expire five years from the issue date.  The 2007 Notes bear interest at a rate of 8.0% per annum, payable quarterly on the first of January, April, July, and October with such interest payable in cash, shares of common stock or a combination thereof.  Payment of interest in shares of common stock is subject to certain conditions being met including the existence of a registration statement which has been declared effective by the SEC and which covers the required number of interest shares.

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

Capitalized Software Development Costs

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers.  Significant judgment is required in determining when a product becomes “technologically feasible.”  Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product.  Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value.  To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off.  This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products.  Changes in these estimates could result in write-offs of capitalized software costs.  We believe that there are significant revenue opportunities for our server based casino gaming product and as such, we have determined that there are no impairment charges required as of March 31, 2008 to the value of the capitalized development costs.  As of March 31, 2008 and December 31, 2007, capitalized development software costs were $432,656 and $471,988, respectively.

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

We adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007.  As of March 31, 2008, exist a valuation allowance against the full amount of its net deferred tax asset, the adoption of FIN 48 did not have an impact on the financial statements for the three months ended March 31, 2008.  It is our policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, there was no accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during three months ended March 31, 2008.

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

We have applied for Scientific Research and Development Tax credits, as part of our annual Canadian federal and provincial income tax filings.  The federal tax credits are non-refundable and as we have a full provision against any future benefits from our historical tax losses, a tax receivable amount for federal research tax credits is not recognized on the balance sheet.  Ontario provincial tax credits for valid research and development expenditures are refundable to the Company.  As the amount of tax credit that will be awarded to us upon assessment of the returns by this tax jurisdiction is not always certain at the time the tax returns are filed, it is our policy to book a receivable for these amounts on the balance sheet only when we receive the final tax assessment after the filing of such returns.  As of March 31, 2008, the balance for tax credits receivable on our balance sheet was $49,463.

Stock-based Compensation

As of January 1, 2006, we adopted the provisions of, and accounts for stock-based compensation in accordance with the FASB’s Statement of Financial Accounting Standards No. 123 — revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.  The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.  Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures, as adjusted for estimated forfeitures.

During the three months ended March 31, 2008 and 2007, the Company issued stock options to directors, officers, and employees under the 2006 Incentive Plan as described in Note 14 to our consolidated financial statements.  The fair value of the total options granted by the Company during the first quarter of fiscal 2008 and fiscal 2007 was estimated at the date of grant using a Black-Scholes option-pricing model, using a range of risk-free interest rates of 2.84% - 5.00%, an expected term of 3.00 years, expected volatility of 55.0% and no dividend.

Derivatives

We follow the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”).  SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period, and their value is marked to market with the gain or loss recognition recorded against earnings.  We use the Black-Scholes option-pricing model to determine fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life.  These assumptions require significant management judgment.  At March 31, 2008, there were no derivative instruments reported on the Company’s balance sheet.

Results of Operations

    Our business is in its early stages and consequently our financial results are difficult to compare from one period to the next.  We expect such period-to-period differences to continue to be significant over the next several quarters, until we have a number of full years of operations.

Comparison of three months ended March 31, 2008 and 2007

    For the three months ended March 31, 2008, we had a comprehensive loss of $1,867,795 compared to a comprehensive loss of $1,654,005 for the three months ended March 31, 2007.  The increase of $213,790 in comprehensive loss between the three months ended March 31, 2008 and 2007 is primarily due to the increase in interest expense of $116,696 and a decrease of $55,922 in net revenues.  The following table compares our consolidated statement of operations data for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008	2007
	(unaudited)	(unaudited)

Net Revenue	$92,205	$148,127

Operating expenses
Depreciation and amortization	90,030	12,285
General and administrative expenses	538,345	545,590
Professional fees	317,495	397,459
Development expenses	682,104	545,047
Selling and marketing expenses	228,968	346,268
Total operating expenses	1,856,942	1,846,649

Operating loss	(1,764,737)	(1,698,522)

Interest income	13,332	55,739
Interest expense	(117,160)	(464)
Other income and expense (Note 16)	(4,606)	(11,825)

Net loss	$(1,873,171)	$(1,655,072)
Foreign currency translation adjustment	5,376	1,067

Comprehensive loss	$(1,867,795)	$(1,654,005)

Net Revenue

Net revenue for the three months ended March 31, 2008 was $92,205 compared to net revenue of $148,127 for the three months ended March 31, 2007, a decrease of 38%.  The net revenue of $92,205 for the three months ended March 31, 2008 included $34,675 of software licensing and development revenue and $57,530 of maintenance and service contract revenue.  Approximately 38% of the revenue for the three months ended March 31, 2008, relates to development fees for project work and approximately 62% is attributable to continuing license subscriptions or other forms of recurring revenue.  For the three months ended March 31, 2008, approximately 37% of our revenue was derived from applications sold to the financial services and enterprise products, while approximately 63% was derived from the gaming and horse racing products.  The net revenue of $148,127 for the three months ended March 31, 2007 included $135,200 of software licensing and development revenue and $12,927 of maintenance and service contract revenue.  Approximately 78% of the revenue for the three months ended March 31, 2007, relates to development fees for project work and approximately 22% is attributable to continuing license subscriptions or other forms of recurring revenue.  For the three months ended March 31, 2007, approximately 22% of our revenue was derived from applications sold to the financial services and enterprise products, while approximately 78% was derived from the gaming and horse racing products.

Operating expenses

Total operating expenses for the three months ended March 31, 2008 were $1,856,942 compared to $1,846,649 for the three months ended March 31, 2007, an increase of 1%.  Although, total operating expenses remained static, total general and administrative, professional, and sales and marketing expenses decreased during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.  Research and development and amortization and depreciation expenses increased during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

Depreciation and amortization

Depreciation and amortization expenses during the three months ended March 31, 2008 were $90,030 compared to $12,285 incurred during the three months ended March 31, 2007.  The increase in depreciation and amortization expense is partially due to amortization of debt issuance costs related to the 2007 Notes ($27,015), as described in Note 11 of our consolidated financial statements and partially due to the commencement of amortization of capitalized software development costs as of January 1, 2008 ($39,332), while the comparative three months of fiscal 2007 amount in this category was composed entirely of depreciation expense relating to property, plant and equipment.

General and Administrative expenses

General and administrative expenses during the three months ended March 31, 2008 were $538,345 compared to $545,590 incurred during the three months ended March 31, 2007, a 1% decrease.  Increases in payroll expenses in this category as a result of the hire of our internal counsel and salary increases were off-set by a decrease in stock-based compensation and minor decreases in various other expenses, resulted in the minor decrease to this category in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.

Professional fees

Professional fees during the three months ended March 31, 2008 were $317,495, compared to $397,459 incurred during the three months ended March 31, 2007, a 20% decrease.  Legal fees decreased from $301,528 during the first quarter of fiscal 2007 to $221,158 during the first quarter of 2008.  The decrease in the current year’s quarter was due to costs associated with the renegotiation of the Shuffle Master agreement during the first quarter of fiscal 2007.  In addition, during the first quarter of fiscal 2008, we hired an internal general counsel with the intention of reducing the high costs associated with legal fees related to contract negotiations, regulatory and patent filings, intellectual property, and other matters.

Development expenses

Development expenses during the three months ended March 31, 2008, were $682,104 compared to $545,047 incurred during the comparative three months ended March 31, 2007, a 25% increase.  Gross payroll and related expenses increased by 40% from $419,461 during the first quarter of fiscal 2007 to $586,743 incurred during the first quarter of fiscal 2008, which was primarily due to increased headcount.  In addition, during the first quarter of fiscal 2007, $77,546 of total payroll related expenses was capitalized as software development costs, in accordance with SFAS 86, reducing development expense by the same amount capitalized.  There was no capitalization of software development costs during the first quarter of fiscal 2008.

Selling and marketing expenses

Selling and marketing expenses during the three months ended March 31, 2008 were $228,968 compared to $346,268 incurred during the three months ended March 31, 2007, a 34% decrease.  Expenses related to consultants, communication, and travel & entertainment expenses decreased from $168,685 incurred during the first quarter of fiscal year 2007 to $51,750 incurred during the first quarter of fiscal year 2008, as we reduced our direct marketing efforts and switched towards a partner and channel driven sales model.

Other income and expense

For the three months ended March 31, 2008, other income and expense was a loss of $4,606 consisting entirely of a foreign currency transaction exchange loss.  Comparatively, during the three months ended March 31, 2007, other income and expense was a loss of $11,825, which also consisted entirely of a foreign currency transaction exchange loss.

Interest income

Interest income is derived from investing unused cash balances in short-term liquid investments.  Average cash balances during the first quarter of fiscal year 2008 were lower than during the first quarter of fiscal year 2007, resulting in the lower level of interest income of $13,332 during the first three months of fiscal year 2008 versus $55,739 earned during the first three months of fiscal year 2007.

Interest expense

Interest expense increased from $464 during the first quarter of fiscal year 2007, to $117,160 during the first quarter of fiscal year 2008, an increase of $116,696.  This increase is entirely due to interest expense related to the issuance of debt in November 2007.  Actual interest accrued at March 31, 2008 and paid in April 2008 was $60,000, while amortization of the debt discount in the amount of $57,160 contributed to the remainder of this amount for the three month period ended March 31, 2008.

Foreign currency translation adjustment

Prior period retained earnings on Innovations’ books are translated at historical exchange rates while the rest of the financial statement line items are translated at current period rates.  The resulting difference is treated as gain or loss due to foreign currency translation during the period.  During the first quarter of fiscal 2008 there was a gain of $5,376 and during the first quarter of fiscal 2007 there was a gain of $1,067.  These exchange translation amounts were directly related to revaluation of the Innovation’s books to our U.S. dollar functional reporting currency.

Liquidity and Capital Resources

    At March 31, 2008, we had total cash and cash equivalents of $1,002,253 held in current and short-term deposit accounts.  We believe that based on our current level of spending, this cash will only be sufficient to fund our current level of operating expenses for the next 30-60 days.  We continue to aggressively market our products and services, particularly to existing and former customers.  We cannot assure you that we will be able to successfully implement our plans to raise additional capital, increase our revenue and reduce our expenses.  We may not be able to obtain the required additional capital or obtain additional project work on a timely basis, on favorable terms, or at all.  If we cannot successfully implement our plans, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

Because of our limited revenue and cash flow from operations, we have depended primarily on financing transactions to support our working capital and capital expenditure requirements.  Through March 31, 2008, we had accumulated losses of approximately $23.5 million, which were financed primarily through sales of equity securities.  Since our inception in November 2003 through March 31, 2008, we have raised approximately $21 million in equity financing and $3 million in debt financing.

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

Our working capital at March 31, 2008, was $106,635 and our current ratio at March 31, 2008, was approximately 1 to 1.  The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities.

Overall, for the three month period ended March 31, 2008, we had a net cash decrease of $1,364,773, attributable primarily to net cash used in operating activities of approximately $1.33 million.  The primary components of our operating cash flows are net loss adjusted for non-cash expenses, such as depreciation and amortization, accretion of the convertible debt discount, stock-based compensation, and the changes in accounts receivable, accrued liabilities and payroll, deferred revenue, and accounts payable.  Cash used in operating activities was $1,331,339 during the first quarter of fiscal year 2008 versus $1,379,414 during the first quarter of fiscal year 2007.

There were net capital expenditures of $40,909 during the first quarter of fiscal 2008 and $34,595 during the first quarter of fiscal 2007.  There were no development costs capitalized during the first quarter of fiscal 2008 and $77,546 capitalized during the first quarter of fiscal 2007.

As of March 31, 2008, our balance sheet shows long term indebtedness of $2,392,194 which is the value, net of the unamortized debt discount, of the 2007 Notes which have a face value of $3.0 million.

Contractual Obligations and Long-Term Liability

We lease office space in Toronto, Ontario and Boulder, Colorado which run to February 2012 and September 2010 respectively.  We are currently leasing space in New York, New York on a short-term basis under a lease which runs to June 2008, for its corporate headquarters and sales and support functions.  We intend to renew its New York lease on substantially the same terms on a short-term basis when the current lease agreement expires.  In addition, in 2007 we leased approximately 1,000 square feet in Las Vegas, Nevada, for our corporate apartment which was leased on an annual basis until February 2008, at a monthly rent of approximately $2,300. Our frequent trips to Las Vegas made this lease a cost effective way to house our employees during business trips for meetings with our partner Shuffle Master and in connection with GLI certification of our wireless gaming solution.  This lease was not renewed when it expired at the end of February 2008.  In April 2008, we opened a small sales office in Las Vegas,

Nevada under a short-term lease which runs to June 2008.  We intend to renew the Las Vegas lease on substantially the same terms on a short-term basis when the current lease agreement expires.  Office lease expenses for the three months ended March 31, 2008 and March 31, 2007 were $113,748 and $100,896, respectively.

            We also lease office equipment.  These leases have been classified as operating leases.  Office equipment lease expenses for the three months ended March 31, 2008 and March 31, 2007 were $39,942 and $28,172, respectively.

    During the fourth quarter of fiscal 2007, we completed a private placement of 8.0% convertible notes with 3,333,333 accompanying warrants which had gross proceeds of $3.0 million.  The 2007 Notes have a face value of $3 million, are due on November 28, 2010, and are convertible into 6,666,667 shares of common stock at a conversion price of $0.45 per share (assuming interest is paid in cash).  The 2007 Notes bear interest at a rate of 8.0% per annum, payable quarterly on the first of January, April, July, and October with such interest payable in cash, shares of common stock or a combination thereof.  Payment of interest in shares of common stock is subject to certain conditions being met including the existence of a registration statement which has been declared effective by the SEC and which covers the required number of interest shares.

Contractual obligations and payments relating to our long-term liability in future years are as follows:

Contractual Obligations and Long-Term Liability (US$)
	Total	2008	2009	2010	2011			2012	+
Office Space Leases:
United States	$485,668	$161,766	$183,100	$140,802	$	−	$	−
Canada	472,242	84,434	115,469	118,986		122,563		30,790
Total Office Space	957,910	246,200	298,569	259,788		122,563		30,790
Office Equipment	170,655	108,781	61,204	670		−		−
Convertible Debt	3,000,000	−	−	3,000,000		−		−
Interest on Convertible Debt	640,000	180,000	240,000	220,000		−		−
Total	$4,768,565	$534,981	$599,773	$3,480,458		$122,563		$30,790

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

Off-Balance Sheet Arrangements

As of March 31, 2008, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    Not applicable.

Item 4.  Controls and Procedures

    Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") of the end of the period covered by this quarterly report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective, as of the Evaluation Date to ensure that (i) information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time limits specified in the Commission's rules and forms, and (ii) information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

    Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

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

Sona Mobile Holdings Corp.
(Registrant)

Date: May 20, 2008	/s/ Shawn Kreloff
Chief Executive Officer

Date: May 20, 2008	/s/ Stephen Fellows
Chief Financial Officer
(Principal Financial Officer)