Form 10QSB
period 2008-06-30
SONA MOBILE HOLDINGS CORP
filed 2008-08-19
CIK 719662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM To __________ . __________

Commission File Number 000-12817

SONA MOBILE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware                                               95-3087593
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of August 15, 2008 was 57,832,857 shares.

FORM 10-Q REPORT
JUNE 30, 2008

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

PART I
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Sona Mobile Holdings Corp. And Subsidiaries
Consolidated Balance Sheet

	At June 30, 2008	At December 31, 2007
	(unaudited)	(audited)
Assets
Current:
Cash and cash equivalents	$548,102	$2,367,026
Accounts receivable (net of allowance for doubtful accounts of $44,185 and $52,175)	155,764	119,652
Tax credits receivable	−	51,220
Prepaid expenses & deposits	95,316	98,415
Total current assets	799,182	2,636,313

Property and equipment:
Computer equipment	260,151	192,248
Furniture and equipment	92,679	85,603
Less: accumulated depreciation	(164,845)	(116,094)
Total property and equipment	187,985	161,757

Software development costs (Note 3(h))	−	471,988
Debt issuance costs, net (Note 11)	261,148	315,179

Total Assets	$1,248,315	$3,585,237

Liabilities and Stockholders' Equity
Current:
Accounts payable	$725,747	$316,473
Accrued liabilities & payroll (Note 9)	403,737	510,921
Deferred revenue (Note 10)	162,211	55,795
Total current liabilities	1,291,695	883,189

Note payable (Note 13)	471,750	–
Long term convertible debt, net (Note 11)	2,449,354	2,335,034

Total Liabilities	4,212,799	3,218,223

Stockholders’ equity:
Preferred Stock – 2,000,000 shares authorized, par value $.01 per share – no shares issued and outstanding	−	−
Common Stock – 120,000,000 shares authorized, par value $.01 per share – 57,895,780 and 57,832,857 shares issued and outstanding respectively	578,957	578,328
Additional paid-in capital	17,796,097	17,570,902
Common Stock purchase warrants	3,925,661	3,925,661
Unamortized stock based compensation	−	(5,833)
Accumulated other comprehensive (loss)	(59,012)	(64,110)
Accumulated deficit	(25,206,187)	(21,637934)
Total stockholders’ equity	(2,964,484)	367,014

Total Liabilities and Stockholders’ Equity	$1,248,315	$3,585,237

See accompanying notes to consolidated financial statements.

Item 1.  Consolidated Financial Statements (Continued)
Sona Mobile Holdings Corp. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$188,777	267,182	$280,982	415,309

Operating expenses
Depreciation and amortization	55,255	15,722	145,285	28,007
General and administrative expenses	595,418	696,133	1,133,763	1,241,723
Professional fees	56,273	228,332	373,768	625,791
Development expenses	449,168	372,130	1,131,272	917,177
Selling and marketing expenses	177,860	299,695	406,828	645,963
Total operating expenses	1,333,974	1,612,012	3,190,916	3,458,661

Operating loss	(1,145,197)	(1,344,830)	(2,909,934)	(3,043,352)

Interest income	2,326	39,256	15,658	94,995
Interest expense	(117,160)	−	(234,320)	(464)
Other income and expense (note 16)	(435,052)	2,194	(439,658)	(9,631)

Net loss	$(1,695,083)	(1,303,380)	$(3,568,254)	(2,958,452)
Foreign currency translation adjustment	(279)	(25,912)	5,097	(24,845)

Comprehensive loss	$(1,695,362)	(1,329,292)	$(3,563,157)	(2,983,297)

Net loss per share of common stock – basic and diluted	$(0.03)	(0.02)	$(0.06)	(0.05)

Weighted average number of shares of common stock outstanding – basic and diluted (note 6)	57,884,717	57,782,692	57,858,930	57,794,312

See accompanying notes to consolidated financial statements.

Item 1.  Consolidated Financial Statements (Continued)
Sona Mobile Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Six months ended June 30,
	2008 (unaudited)	2007 (unaudited)
Cash provided by (used in):

Operating activities
Net loss	$(3,568,254)	$(2,958,452)

Adjustments for:
Depreciation and amortization	145,285	28,007
Loss on disposal of fixed assets	−	5,171
Write-down of software development costs	432,656	−
Amortization of debt discount charged to interest expense	114,320	−
Amortization of restricted stock-based compensation	42,987	8,200
Stock based compensation	188,670	183,751
Changes in non-cash working capital assets and liabilities:
Accounts receivable, net	(36,112)	116,206
Tax credit receivable	51,220	−
Prepaid expenses & deposits	3,099	21,392
Accounts payable	409,274	(93,612)
Accrued liabilities & payroll	(107,184)	83,432
Deferred revenue	106,416	51,581
Net cash used in operating activities	(2,217,623)	(2,554,324)

Investing activities
Software development costs	−	(316,821)
Acquisition of property & equipment	(78,081)	(78,914)
Net cash used in investing activities	(78,081)	(395,735)

Financing activities
Proceeds from note payable, net	471,750	−
Net cash provided by financing activities	471,750	−

Effect of exchange rate changes on cash & cash equivalents	5,030	(9,937)

Change in cash & cash equivalents during the period	(1,818,924)	(2,959,996)
Cash & cash equivalents, beginning of period	2,367,026	5,682,162
Cash & cash equivalents, end of period	$548,102	$2,272,166

There was $88,000 paid in interest and $0 paid in taxes during the six months ended June 30, 2008.  During the six months ended June 30, 2007, there were no amounts paid in cash for taxes or interest.

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

At June 30, 2008, the Company had total cash and cash equivalents of $548,102 held in current and short-term deposit accounts.  Management believes that based on the current level of spending and the current cash receipts, this cash will only be sufficient to fund the Company’s operations until prior to the end of August 2008.   The Company has been actively pursuing potential financing or other transaction options for the Company to raise additional funds.  The Company is in the final stages of negotiating an agreement, which if effected will have a substantial effect on the Company’s business, operations, financial condition and management.   There can be no assurance that the Company will be able to successfully implement its plans to raise additional capital on a timely basis and the Company may have to cease operations, if the Company is unable to raise such additional capital.

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

The Company currently has a full valuation allowance against its net deferred tax asset and has not recognized any benefits from tax positions in earnings.  Accordingly, the adoption of FIN 48 did not have an impact on the financial statements for the six month periods ended June 30, 2008 and 2007.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes on the financial statements of future periods in which the Company must record an income tax liability.  Since the Company did not record a liability at June 30, 2008, there was no impact to the effective tax rate.  The Company files income tax returns in the U.S. federal jurisdiction and several state jurisdictions, as well as in Canada and the Ontario provincial tax jurisdiction.  The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company has applied for Scientific Research and Development Tax credits, as part of the annual Canadian federal and provincial income tax filings.  The federal tax credits are non-refundable and as the Company has a full provision against any future benefits from its historical tax losses, a tax receivable amount for federal research tax credits is not recognized on the balance sheet.  Ontario provincial tax credits for valid research and development expenditures, if granted, are refundable to the Company.  The amount of tax credit that will be awarded to the Company upon assessment of the returns by this tax jurisdiction is not always certain at the time the tax returns are filed.  As such, it is the Company’s policy to book a receivable for these amounts on the balance sheet only when the final tax assessment is received by the Company after the filing of such returns.  As of June 30, 2008 and December 31, 2007, the balances for tax credits receivable on the balance sheet were nil and $51,220, respectively, which related to Ontario research and development tax credits assessed, but not received, as of the respective financial statement dates.

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

(h)           Research and software development costs

The Company incurs costs on activities that relate to research and the development of new software products.  Research costs are expensed as they are incurred.  Costs are reduced by tax credits where applicable. Software development costs to establish the technological feasibility of software applications developed by the Company are charged to expense as incurred.  In accordance with SFAS 86, certain costs incurred subsequent to achieving technological feasibility are capitalized.  Accordingly, a portion of the internal labor costs and external consulting costs associated with essential wireless software development and enhancement activities are capitalized.  Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred.  Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis of amortization over the estimated economic lives of the applications, not to exceed five years.  The software development costs which were previously capitalized by the Company, substantially related to the development of the wireless gaming system.  Gross software development costs for the three months ended June 30, 2008, and 2007 were $530,454 and $611,405, respectively.  Gross software development costs for the six months ended June 30, 2008, and 2007 were $1,212,557 and $1,233,998, respectively.  Capitalized software development costs are periodically evaluated for impairment.  During the quarter June 30, 2008 the Company wrote down the remaining balance of the capitalized software development costs to nil.  The Company’s initial expectations were that the wireless gaming system would begin to generate revenues by March 2008.  As the Company has not recognized significant and expected revenues to date from the wireless gaming system, the Company has determined that the capitalized software development costs were subject to impairment and as such the capitalized costs have been fully written off as of June 30, 2008.  The impairment charge of $432,656 is classified as a component of other income and expenses on the consolidated statement of operations and comprehensive loss.

(i)           Stock-based compensation

As of January 1, 2006, the Company adopted the provisions of, and accounts for stock-based compensation in accordance with, FASB Statement of Financial Accounting Standards No. 123 - revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.  The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified.  Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures, as adjusted for estimated forfeitures.

During the six month periods ended June 30, 2008, the Company issued stock options to directors and employees under the 2006 Incentive Plan (the “2006 Plan”) as described in Note 14 to our consolidated financial statements.  The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model.

(j)           Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

 (k)           Derivatives

The Company follows the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (EITF 05-2).  SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met.  The Company values these derivative securities under the fair value method at the end of each reporting period, and their value is marked to market with the gain or loss recognition recorded against earnings.  The Company uses the Black-Scholes option-pricing model to determine fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life.  These assumptions require significant management judgment.  At June 30, 2008 and at December 31, 2007, there were no derivative instruments reported on the Company’s balance sheet.

Note 4.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable.  Receivables arising from sales to customers are not collateralized and, as a result, management continually monitors the financial condition of its customers to reduce the risk of loss. Customer account balances with invoices dated over 90 days are considered delinquent.  The Company maintains reserves for potential credit losses based upon its loss history, its aging analysis and specific account review.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Such losses have been within management's expectations.  The Company has some exposure to a concentration of credit risk as it relates to specific industry verticals, as historically its customers have been primarily concentrated in the financial services industry and the current customer focus is in the gaming industry.  Since revenues are derived in large part from single projects, the Company bears some credit risk due to a high concentration of revenues from individual customers.  During the three months ended June 30, 2008, 84.8% of total revenues were generated from two customers that individually represented over 10% of total revenue each (Customer A – 73.6%, Customer B – 11.3%).  During the three months ended June 30, 2007, 93.2% of total revenues were generated from three customers representing over 10% of total revenue (Customer C – 31.3%, Customer D – 44.9%, Customer E – 17.0%).  During the six months ended June 30, 2008, 66.8% of total revenues were generated from one customer representing over 10% of total revenue (Customer A – 66.8%).  During the six months ended June 30, 2007, 91.1% of total revenues were generated from four customers representing over 10% of total revenue (Customer A – 27.8%, Customer C – 23.4%, Customer D – 28.9%, Customer E – 11.0%).

We had a balance of $44,185 and $52,175 in our Allowance for Doubtful Accounts provision as of June 30, 2008 and December 31, 2007, respectively.   This balance consists of provisions made in previous and current quarters.  There was a total of $7,000 of accounts receivable write-offs against the provision during the three months ended June 30, 2008.  There were no write-offs for the comparative quarter of 2007.

Note 5.  Stockholders’ Equity

In January 2006, the Company sold 2,307,693 shares of common stock and a warrant to purchase 1,200,000 shares of our common stock to Shuffle Master for $3.0 million.  This warrant had an exercise price of $2.025 per share which expired on July 12, 2007 without being exercised.  Using the Black-Scholes option-pricing model, the warrant was valued at $1,335,600 using a volatility of 65%, a term of 18 months, an expected dividend yield of 0% and a risk-free interest rate of 4.4%.  This amount was reclassified from Common Stock purchase warrants to Additional Paid-in Capital upon expiration of the warrants in the third quarter of 2007.  In addition, during the fourth quarter of fiscal 2007, convertible debt was issued with accompanying warrants.  The accompanying warrants and the beneficial conversion feature of the convertible debt were accounted for as equity.  See Note 11.

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

The calculation of diluted earnings (loss) per share for the three months and six months ended June 30, 2008 and 2007, did not include shares of the Company’s common stock issuable upon the exercise of options, shares issuable upon exercise of common stock warrants, nor shares issuable upon the conversion of the convertible notes, as their inclusion in the calculation would be anti-dilutive. The number of options and warrants outstanding as of June 30, 2008 and 2007 are illustrated in the table below, as well as the number of shares underlying the convertible notes.

Outstanding at June 30,	2008	2007
Stock options	7,321,250	7,153,668
Common stock warrants	12,775,718	10,642,385
Common shares underlying convertible notes	6,666,667	−
Total options, warrants, and convertible notes	26,763,635	17,796,053

Note 7.  Contractual Obligations and Long-Term Liability

The Company leases office space in Toronto, Ontario and Boulder, Colorado which run to February 2012 and September 2010 respectively.  The Company is currently leasing space in New York, New York on a short-term basis under a lease which expires in September 2008, for its corporate headquarters.  In addition, in 2007 we leased approximately 1,000 square feet in Las Vegas, Nevada, for our corporate apartment which was leased on an annual basis until February 2008, at a monthly rent of approximately $2,000. Our frequent trips to Las Vegas made this lease a cost effective way to house our employees during business trips for meetings with our partner Shuffle Master and in connection with GLI certification of our wireless gaming solution.  This lease was not renewed when it expired at the end of February 2008.  In April 2008, the Company opened a small sales office in Las Vegas, Nevada under a short-term lease which runs to September 2008.  The Company intends to renew its Las Vegas lease on substantially the same terms on a short-term basis when the current lease agreement expires.  Office lease expenses for the three months ended June 30, 2008 and 2007 were $94,565 and $101,636, respectively. Office lease expenses for the six months ended June 30, 2008 and 2007 were $208,312 and $212,532, respectively.

The Company also leases office and computer equipment.  These leases have been classified as operating leases.  Office and computer equipment lease expenses for the three months ended June 30, 2008 and 2007 were

$38,888 and $48,581, respectively.  Office and computer equipment lease expenses for the six months ended June 30, 2008 and 2007 were $78,830 and $76,753, respectively.

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

Contractual obligations and payments relating to the Company’s long-term liability in future years are as follows:

Contractual Obligations and Long-Term Liability (US$)
	Total	2008	2009	2010	2011		2012	+
Office Space Leases:
United States	$410,817	$86,915	$183,100	$140,802	$123,381		$30,996
Canada	447,060	56,665	116,239	119,780	−		−
Total Office Space	857,878	143,580	299,340	260,582	123,381		30,996
Office & Computer Equipment	134,484	72,564	61,246	674	−		−
Convertible Debt	3,000,000	−	−	3,000,000	−		−
Interest on Convertible Debt	580,000	120,000	240,000	220,000	−		−
Total	$4,572,362	$336,144	$600,586	$3,481,256	$123,381	$	−

Note 8.  Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and convertible notes.  The reported book value of all current asset and current liability financial instruments approximates fair values, due to their short term nature.  The convertible notes were recorded at the time of issuance at their estimated fair market value and the difference between the estimated fair market value at the time of issuance and the face value of $3 million (i.e. the debt discount) is being amortized over the three year term to maturity of the notes.  See Note 11.

The Company is subject to credit risk with respect to its accounts receivable to the extent that debtors do not meet their obligations.  The Company monitors the age of its accounts receivable and may delay development or terminate information fees if debtors do not meet payment terms.

The Company is subject to foreign currency risk with respect to financial instruments denominated in a foreign currency.  As of June 30, 2008, approximately 7.5% of the Company’s assets and 6.0% of its liabilities were denominated in Canadian dollars and Euros and exposed to foreign currency fluctuations.

Note 9.  Accrued Liabilities and Payroll

Accrued Liabilities and Payroll consist of, as of:

	June 30, 2008	December 31, 2007
Accrued payroll and related expenses	$178,336	$233,557
Accrued payroll and related expenses	$178,336	$233,557
Accrued professional fees	119,074	148,638
Accrued vendor obligations	46,083	88,863
Accrued interest payable	60,000	22,000
Other taxes payable	245	17,863
Total	$403,737	$510,921

Note 10.  Deferred Revenues

Deferred revenue occurs where the Company invoices customers for project work that has not been completed at the balance sheet date.  The Company’s deferred revenue balance as of June 30, 2008 was $162,211.  The Company’s deferred revenue balance as of December 31, 2007 was $55,795.

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

Total interest expense related to the 2007 Notes, including amortization of debt discount, for the six months ended June 30, 2008, is $234,320, which consisted of $120,000 in interest paid or accrued during the six month period ended June 30, 2008, as well as $114,320 relating to the amortization of the debt discount.

There was $324,184 of debt issuance costs including placement agent fees and legal expenses.  These costs have been capitalized as an asset and are being amortized over the three year term of the 2007 Notes.  During the six month period ended June 30, 2008, amortization of these costs in the amount of $54,031 resulted in net reported debt issuance costs of $261,148 as of June 30, 2008.  Debt issuance cost at December 31, 2007 was $315,179

As of June 30, 2008 and December 31, 2007, the amounts on the Company’s balance sheet for the long term convertible debt were $2,449,354 and $2,335,034, respectively.

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

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” on January 1, 2007.  As the Company has a valuation allowance against the full amount of its net deferred tax asset, the adoption of FIN 48 did not have an impact on the financial statements for the six months ended June 30, 2008.  The Company does not expect FIN 48 to have an impact on the financial statements during fiscal year 2008.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented.  There was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six months ended June 30, 2008 and the six months ended June 30, 2007.

Note 13.  Note Payable - Related Party Transactions and Borrowings

On May 28, 2008, the Company entered into a Bridge Loan Financing Agreement (the “Agreement”) with Shawn Kreloff, Chairman and CEO, and his wife, Victoria Corn (the “Investor”) pursuant to which the Investor is willing to lend the Company up to $1,000,000 by one or two instalments under unsecured promissory notes that would be convertible into a subsequent financing by the Company.  Each unsecured promissory note would mature in 90 days from the date of issuance of each Note at the rate of 8% per annum accruing from the date of issuance.  The intent of the Agreement when signed was that it would likely be rolled in to any subsequent financing entered in to by the Company on an arms-length basis and thus no repayment upon maturity would be required.  There has been no subsequent financing and the current negotiations pertaining to an agreement would not be such that there would be a vehicle for the bridge financing to roll into.  This promissory note is subordinated to the 2007 Notes which are not due until November 2010, and as such the Company does not expect to repay the Note until at least 90 days after the 2007 Notes mature in November 2010.  For this reason, the Company has not classified the promissory note as a Current Liability on the balance sheet.

On June 17, 2008, Investor funded the $471,750 and was issued a Bridge Loan Note (“Note 1”) for said amount pursuant to the terms of the Agreement.  The entire indebtedness due pursuant to the Note 1 shall be all due and payable within ninety (90) days from the date of Note 1.  There is no timing commitment as to the remaining amount under the Bridge Loan Financing Agreement.  The Company believes the commitment for the remaining amount remains valid, although Shawn Kreloff, who was placed on administrative leave on July 16, 2008, has advised the Company that he does not believe he is required to fund the remaining amount.

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

SFAS 123R requires the cash flow from tax benefits for deductions in excess of the compensation costs recognized for share-base payments awards to be classified as financing cash flows.  Due to the Company’s loss position, there was no such tax benefit during the six months ended June 30, 2008 and 2007.

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

As of June 30, 2008, the number of outstanding stock options as a percentage of the number of outstanding shares was approximately 12.6%.  There were 795,000 stock options granted and 470,750 stock options cancelled during the six month period ended June 30, 2008.  No stock options were granted and 276,667 stock options were cancelled during the second quarter of 2008.  The following table summarizes option transactions under the Company’s stock option plans since January 1, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2008	6,997,000	0.706	7.758

Granted	795,000	0.390	9.536
Exercised	−	−	−
Cancelled	(470,750)	0.495	3.323
Outstanding, June 30, 2008	7,321,250	0.658	8.003
Vested and expected to vest at June 30, 2008	5,898,166	0.695	7.779
Exercisable at June 30, 2008	2,846,459	0.806	6.802

The total fair value of stock options that vested during the three months ended June 30, 2008 and 2007 was $93,642 and $84,426, respectively.  The total fair value of stock options that vested during the six months ended June 30, 2008 and 2007 was $188,671 and $183,751.  The aggregate intrinsic value of options outstanding, options vested and expected to vest, and options exercisable as of June 30, 2008 was nil, nil, and nil respectively.  All of the options outstanding had exercise prices greater than the market price on June 30, 2008.   The intrinsic value is calculated as the difference between the market price on exercise date and the exercise price of the shares.  The closing market price as of June 30, 2008 was $0.067 as reported on the OTC Bulletin Board.

A summary of the status of the Company’s non-vested options as of June 30, 2008 is as follows:

Non-vested Options	Number of Options	Weighted average Grant-Date Fair Value
Non-vested at January 1, 2008	4,352,624	0.2322
Granted	795,000	0.1164
Vested	(202,083)	0.7478
Cancelled	(470,750)	0.4946
Non-vested at June 30, 2008	4,474,791	0.2212

As of June 30, 2008, there was $483,284 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2006 Plan and the Amended and Restated Stock Option Plan of 2000.  The unrecognized compensation cost is expected to be realized over a weighted average period of 1.5 years.

Restricted Stock Awards

During the three months ended June 30, 2008, the Company accrued for 163,746 shares of restricted stock issuable to consultants as payment for work performed during the second quarter of fiscal 2008.  These shares were issued in August 2008.

Compensation expense recognized for the amortization of stock-based compensation related to restricted stock was $5,833 and $33,230, respectively for the six months ended June 30, 2008 and 2007.

Note 15.  Geographic Information

As described above in Note 2, the Company primarily markets its products and services to two different sales verticals.  However, management has determined that the Company operates as one business segment which focuses on the development, sale and marketing of wireless application software.  The Company currently maintains development, sales and marketing operations in the United States and Canada.  The following table shows revenues by geographic segment for the three months and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
Revenue	2008	2007	2008	2007
North America	$188,777	$220,596	$280,982	$365,608
Europe	−	46,586	−	49,701
Total	$188,777	$267,182	$280,982	$415,309

Revenue by geographic segment is determined based on the location of our customers.   For the three months ended June 30, 2008 and 2007, sales to customers in North America accounted for 100% and 82.6% of total revenues respectively; while sales outside North America accounted for nil and 17.4% of total revenue respectively.  For the six months ended June 30, 2008 and 2007, sales to customers in North America accounted for 100% and 88.0% of total revenues respectively; while sales outside North America accounted for nil and 12.0% of total revenues respectively.

Property and Equipment	June 30, 2008	December 31, 2007
United States	$140,010	$101,247
Canada	47,975	60,510
Total	$187,985	$161,757

Property and equipment includes only assets held for use, and is reported by geographic segment based on the physical location of the assets as at June 30, 2008 and at December 31, 2007.

Note 16.  Other Income and Expense

Other income and expenses include miscellaneous items such as foreign currency transaction exchange gains or losses and nonrecurring transactions such as gains or losses from the revaluation of derivatives and related instruments.  For the six months ended June 30, 2008, other income and expense consisted of a write down of $432,656 for the remaining balance of the capitalized software development costs to nil.  As the Company has not recognized any net revenues to date from the wireless gaming system, the Company has determined that the capitalized software development costs were subject to impairment and as such the capitalized costs have been fully written off as of June 30, 2008.  The remaining balance of other income and expenses consisted  of foreign currency transaction exchange losses in the amount of $7,002.  Comparatively, during the six months ended June 30, 2007, other income and expense consisted entirely of a foreign currency transaction exchange losses in the amount of $9,631.

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

Our consolidated financial statements included elsewhere in this report have been prepared assuming that we will continue as a going concern.  Since our inception in November 2003, we have generated minimal revenue, have incurred net losses and have not generated positive cash flow from operations.  We have relied primarily on the sale of shares of equity and convertible debt to fund our operations.  In addition, our cash reserves are only sufficient to fund our current level of operating expenses until prior to the end of August 2008.  Based on our current business plans, we will be obligated to seek additional financing before that time.  Such financing may not be available to us on favorable terms, or at all. If adequate funds are not available when required or on acceptable terms, we may be unable to continue our operations as planned, or at all. In view of our continuing losses, our auditors in their report on our December 31, 2007 consolidated financial statements have stated that these continuing losses raise substantial doubt about our ability to continue as a going concern.  The Company has been actively pursuing potential financing or other transaction options for the Company to raise additional funds.  The Company is in the final stages of negotiating an agreement, which if effected will have a substantial effect on the Company’s business, operations, financial condition and management.

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

Approximately 83% of our revenue for the six months ended June 30, 2008 resulted from development fees for project work and approximately 17% from continuing license subscriptions.  During the comparative six months ended June 30, 2007, 91% of revenue resulted from project work and 9% from continuing subscriptions.  Much of our project work is attributable to new engagements for which we received development fees.  We believe that the ratio will move toward continuing license subscription revenue, as we transition from focusing on custom projects in the financial services and enterprise segment and move towards longer term licensing contracts in the gaming industry and from perceived opportunities in the horse race and sports wagering industry.  In the six month period ended June 30, 2008, approximately 27% of our revenue was derived from the sale of our financial services and enterprise products, while approximately 73% was derived from our gaming and horse racing products.  In the prior comparative quarter, approximately 72% of our revenue was derived from the sale of our financial services and enterprise products, while approximately 28% was derived from our gaming and horse racing products.  Now that some of our products are commercially available and as new leads are generated, we anticipate that business opportunities will emerge within the gaming and horse racing industry.  However, we cannot assure you that any such business opportunities will emerge, or if they do, that any such opportunity will result in a definitive arrangement with any enterprises in the gaming industry, or that any such definitive arrangement will be profitable.

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

In January 2006, we entered into a strategic alliance distribution and licensing agreement with Shuffle Master, a leading provider of table gaming content, to license, develop, distribute and market “in casino” wireless handheld gaming content and delivery systems to gaming venues throughout the world.  Under the terms of the agreement, we agreed to develop a Shuffle Master-branded wireless gaming platform powered by our SWP for in-casino use, which would feature handheld versions of Shuffle Master’s proprietary table game content, as well as other proprietary gaming content and public domain casino games.  In conjunction with this strategic alliance, Shuffle Master invested $3 million in the Company, in exchange for common stock and warrants to purchase common stock in our Company pursuant to the Licensing and Distribution Agreement, dated January 12, 2006 between the Company and Shuffle Master, ( the “Licensing and Distribution Agreement”).  This Licensing and Distribution Agreement was amended and restated in February 2007.  Under the terms of the amended Licensing and Distribution Agreement, both the Company and Shuffle Master are permitted to distribute market and sell the wireless version of the SGS to gaming venues worldwide.  Additionally, we have been granted a non-exclusive worldwide license to offer Shuffle Master's proprietary table game content on the platform, and the Company has granted Shuffle Master a non-exclusive worldwide license to certain Company developed wireless platform software and enhancements that support the integration and mobilization of casino gaming applications into in-casino wireless gaming delivery systems.  Shuffle Master beneficially owns 8.19% of our common stock.

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

Capitalized Software Development Costs

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers.  Significant judgment is required in determining when a product becomes “technologically feasible.”  Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product.  Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value.  To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off.  This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products.  Changes in these estimates could result in write-offs of capitalized software costs.  The software development costs which we had previously capitalized, substantially related to the development of the wireless gaming system.  Capitalized software development costs are periodically evaluated for impairment.  During the quarter June 30, 2008 the Company wrote down the remaining balance of the capitalized software development costs to nil.  Our initial expectations were that the wireless gaming system would begin generating revenues by March 2008.  As we have not recognized significant and expected revenues to date from the wireless gaming system, we have determined that the capitalized software development costs were subject to impairment and as such the capitalized costs have been fully written off as of June 30, 2008.  The impairment charges of $432,656 are classified as a component of other income and expense on the consolidated statement of operations and loss.

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

We adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007.  As of March 31, 2008, exist a valuation allowance against the full amount of its net deferred tax asset, the adoption of FIN 48 did not have an impact on the financial statements for the three months ended March 31, 2008.  It is our policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, there was no accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during six months ended June 30, 2008.

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

We have applied for Scientific Research and Development Tax credits, as part of our annual Canadian federal and provincial income tax filings.  The federal tax credits are non-refundable and as we have a full provision against any future benefits from our historical tax losses, a tax receivable amount for federal research tax credits is not recognized on the balance sheet.  Ontario provincial tax credits for valid research and development expenditures are refundable to the Company.  As the amount of tax credit that will be awarded to us upon assessment of the returns by this tax jurisdiction is not always certain at the time the tax returns are filed, it is our policy to book a receivable for these amounts on the balance sheet only when we receive the final tax assessment after the filing of such returns.  As of June 30, 2008 and December 31, 2007, the balances for tax credits receivable on the balance sheet were nil and $51,220, respectively, which related to Ontario research and development tax credits assessed, but not received, as of the respective financial statement dates.

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

During the six months ended June 30, 2008, the Company issued stock options to directors, officers, and employees under the 2006 Incentive Plan as described in Note 14 to our consolidated financial statements.  The fair value of the total options granted by the Company during the first quarter of fiscal 2008 and fiscal 2007 was estimated at the date of grant using a Black-Scholes option-pricing model, using a range of risk-free interest rates of 2.84% - 5.00%, an expected term of 3.00 years, expected volatility of 55.0% and no dividend.

Derivatives

We follow the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”).  SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period, and their value is marked to market with the gain or loss recognition recorded against earnings.  We use the Black-Scholes option-pricing model to determine fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life.  These assumptions require significant management judgment.  At June 30, 2008, there were no derivative instruments reported on the Company’s balance sheet.

Results of Operations

Our business is in its early stages and consequently our financial results are difficult to compare from one period to the next.  We expect such period-to-period differences to continue to be significant over the next several quarters, until we have a number of full years of operations.

Comparison of three months ended June 30, 2008 and 2007

For the three months ended June 30, 2008, we had a comprehensive loss of $1,695,362 compared to a comprehensive loss of $1,329,282 for the three months ended June 30, 2007.  The increase of $366,070 in comprehensive loss between the three months ended June 30, 2008 and 2007 is primarily due to the increase in other income and expenses of $437,246, as a result of the write down of software development cost, which was offset by a decrease in general and administrative expenses, professional fees, and selling and marketing expenses which collectively decreased by $394,610, as a result of cost reduction efforts.  The following table compares our consolidated statement of operations data for the three months ended June 30, 2008 and 2007.

	Three months ended June 31,
	2008	2007

Net Revenue	$188,777	$267,182

Operating expenses
Depreciation and amortization	55,255	15,722
General and administrative expenses	595,418	696,133
Professional fees	56,273	228,332
Development expenses	449,168	372,130
Selling and marketing expenses	177,860	299,695
Total operating expenses	1,333,974	1,612,012

Operating loss	(1,145,197)	(1,344,830)

Interest income	2,326	39,256
Interest expense	(117,160)	−
Other income and expense	(435,052)	2,194

Net loss	(1,695,083)	(1,303,380)
Foreign currency translation adjustment	(279)	(25,912)

Comprehensive loss	$(1,695,362)	$(1,329,292)

Net Revenue

Net revenue for the three months ended June 30, 2008 was $188,777 compared to net revenue of $267,182 for the three months ended June 30, 2007, a decrease of 29%.  The net revenue of $188,777 for the three months ended June 30, 2008 included $158,432 of software licensing and development revenue and $30,345 of maintenance and service contract revenue.  Approximately 88% of the revenue for the three months ended June 30, 2008, relates to development fees for project work and approximately 12% is attributable to continuing license subscriptions or other forms of recurring revenue.  For the three months ended June 30, 2008, approximately 22% of our revenue was derived from applications sold to the financial services and enterprise products, while approximately 78% was derived from the gaming and horse racing products.  The net revenue of $267,182 for the three months ended June 30, 2007 included $253,314 of software licensing and development revenue and $13,867 of maintenance and service contract revenue.  Approximately 93% of the revenue for the three months ended June 30, 2007, relates to development fees for project work and approximately 7% is attributable to continuing license subscriptions or other forms of recurring revenue.  For the three months ended June 30, 2007, all of our revenue was derived from applications sold to the financial services and enterprise products.

Operating expenses

Total operating expenses for the three months ended June 30, 2008 were $1,333,974 compared to $1,612,012 for the three months ended June 30, 2007, a decrease of 17%.  The decrease of $278,038 is primarily due to cost reductions efforts which caused general and administrative expenses to decrease by 14%, professional fees to decrease by 75%, and sales & marketing expenses to decrease by 41% due to a lower level of headcount and reduced use of outside professionals.

Depreciation and amortization

Depreciation and amortization expenses during the three months ended June 30, 2008 were $55,255 compared to $15,722 incurred during the three months ended June 30, 2007, a decrease of $39,533.  The increase in this category was due to amortization of debt issuance costs related to the 2007 Notes ($27,015), as described in Note 11 of our consolidated financial statements.  The remaining balance in the three months ended June 30, 2008 consisted of depreciation of property, plant and equipment. The comparative three months of fiscal 2007 amount in this category was composed entirely of depreciation expense relating to property, plant and equipment.

General and Administrative expenses

General and administrative expenses during the three months ended June 30, 2008 were $595,418 compared to $696,133 incurred during the three months ended June 30, 2007, a 14% decrease.  The decrease is primarily due to general cost reduction efforts across most expenses in this category.

Professional fees

Professional fees during the three months ended June 30, 2008 were $56,273, compared to $228,332 incurred during the three months ended June 30, 2007, a 75% decrease.  Legal fees decreased from $170,399 during the second quarter of fiscal 2007 to $26,997 during the second quarter of 2008.  The decrease is primarily due to the internal general counsel hired during the first quarter of 2008, with the intention of reducing the high costs associated with legal fees related to contract negotiations, regulatory and patent filings, intellectual property, and other matters.

Development expenses

Development expenses during the three months ended June 30, 2008, were $449,168 compared to $372,130 incurred during the comparative three months ended June 30, 2007, a 21% increase.  Although total development expenses increased, gross payroll and related expenses decreased by 12% from $503,220 during the second quarter of fiscal 2007 to $444,048 incurred during the second quarter of fiscal 2008, which was primarily due to a decrease in headcount.  In addition, during the second quarter of fiscal 2007, $239,275 of total payroll related expenses was capitalized as software development costs, in accordance with SFAS 86, reducing development expense by the same amount capitalized.  There was no capitalization of software development costs during the second quarter of fiscal 2008.

Selling and marketing expenses

Selling and marketing expenses during the three months ended June 30, 2008 were $177,860 compared to $299,695 incurred during the three months ended June 30, 2007, a 41% decrease.  Expenses related to consultants, communication, conferences and tradeshows, and travel & entertainment expenses decreased from $180,545 incurred during the second quarter of fiscal year 2007 to $43,949 incurred during the second quarter of fiscal year 2008, as we reduced expenses to conserve cash.

Other income and expense

For the three months ended June 30, 2008, other income and expense was a loss of $435,052 compared to a gain of $2,194 during the three months ended June 30, 2007, an increase of $437,246.  The increase in other income and expense was primarily due to the write down of the remaining balance of capitalized software development costs ($432,656) to nil, while the remaining balance was contributed to a foreign currency transaction exchange loss ($2,396).  Comparatively, during the three months ended June 30, 2007, other income and expense was a gain of $2,194, which consisted entirely of a foreign currency transaction exchange loss.

Interest income

Interest income is derived from investing unused cash balances in short-term liquid investments.  Average cash balances during the second quarter of fiscal year 2008 were lower than during the second quarter of fiscal year 2007, resulting in the lower level of interest income of $2,326 during the second quarter of fiscal year 2008 versus $39,256 earned during the second quarter of fiscal year 2007.

Interest expense

Interest expense increased from nil during the second quarter of fiscal year 2007, to $117,160 during the second quarter of fiscal year 2008.  This increase is due to interest expense related to the issuance of debt in November 2007.  Actual interest expense on the face value of the 2007 Notes for the three months ended June 30, 2008 was $60,000, while amortization of the debt discount in the amount of $57,160 contributed to the remainder of the amount in this category.

Foreign currency translation adjustment

Prior period retained earnings on Innovations’ books are translated at historical exchange rates while the rest of the financial statement line items are translated at current period rates.  The resulting difference is treated as gain or loss due to foreign currency translation during the period.  During the second quarter of fiscal 2008 there was a loss of $279 and during the second quarter of fiscal 2007 there was a loss of $25,912.  These exchange translation amounts were directly related to revaluation of the Innovation’s books to our U.S. dollar functional reporting currency.

Comparison of six months ended June 30, 2008 and 2007

For the six months ended June 30, 2008, we had a comprehensive loss of $3,563,157 compared to a comprehensive loss of $2,983,297 for the six months ended June 30, 2007.  The increase of $579,860 in comprehensive loss between the six months ended June 30, 2008 and 2007 is primarily due to the increase in other income and expenses as a result of the write down of software development cost, an increase in interest expense of $233,856, and a decrease of $134,357 in net revenues.  The following table compares our consolidated statement of operations data for the six months ended June 30, 2008 and 2007.

	Six months ended June 30,
	2008	2007

Net Revenue	$280,952	$415,309

Operating expenses
Depreciation and amortization	145,285	28,007
General and administrative expenses	1,133,763	1,241,723
Professional fees	373,768	625,791
Development expenses	1,131,272	917,177
Selling and marketing expenses	406,828	645,963
Total operating expenses	3,190,916	3,458,661

Operating loss	(2,909,934)	(3,043,352)

Interest income	15,658	94,995
Interest expense	(234,320)	(464)
Other income and expense	(439,658)	(9,631)

Net loss	(3,568,254)	(2,958,452)
Foreign currency translation adjustment	5,097	(24,845)

Comprehensive loss	$(3,563,157)	$(2,983,297)

Net Revenue

Net revenue for the six months ended June 30, 2008 was $280,952 compared to net revenue of $415,309 for the six months ended June 30, 2007, a decrease of 32%.  The net revenue of $280,952 for the six months ended June 30, 2008 included $193,107 of software licensing and development revenue and $87,875 of maintenance and service contract revenue.  Approximately 83% of the revenue for the six months ended June 30, 2008, relates to development fees for project work and approximately 17% is attributable to continuing license subscriptions or other forms of recurring revenue.  For the six months ended June 30, 2008, approximately 27% of our revenue was derived from applications sold to the financial services and enterprise products, while approximately 73% was derived from the gaming and horse racing products.  The net revenue of $415,309 for the three months ended June 30, 2007 included $388,515 of software licensing and development revenue and $26,794 of maintenance and service contract revenue.  Approximately 91% of the revenue for the six months ended June 30, 2007, relates to development fees for project work and approximately 9% is attributable to continuing license subscriptions or other forms of recurring revenue.  For the six months ended June 30, 2007, approximately 72% of our revenue was derived from applications sold to the financial services and enterprise products, while approximately 28% was derived from the gaming and horse racing products.

Operating expenses

Total operating expenses for the six months ended June 30, 2008 were $3,190,916 compared to $3,458,661 for the six months ended June 30, 2007, a decrease of 8%.  The decrease of $267,745 is primarily due to cost reduction efforts whereby general and administrative expenses decreased by 9%, professional fees decreased by 40%, and sales & marketing expenses decreased by 37%.

Depreciation and amortization

Depreciation and amortization expenses during the six months ended June 30, 2008 were $145,285 compared to $28,007 incurred during the six months ended June 30, 2007, an increase of $117,278.  The increase was primarily due to amortization of debt issuance costs related to the 2007 Notes ($54,030), as described in Note 11 of our consolidated financial statements and amortization of software development costs ($43,266) in the first quarter of 2008 , while the remaining balance consisted of depreciation of property, plant and equipment.  The comparative six months of fiscal 2007 amount in this category was composed entirely of depreciation expense relating to property, plant and equipment.

General and Administrative expenses

General and administrative expenses during the six months ended June 30, 2008 were $1,133,763 compared to $1,241,723 incurred during the six months ended June 30, 2007, a 9% decrease.  Increases in payroll expenses in this category as a result of the hire of our internal counsel and salary increases were off-set by a decrease in consulting, travel, stock-based compensation, and minor decreases in various other expenses due to cost reduction efforts, resulting in the decrease to this category in the first half of fiscal 2008 as compared to the first half of fiscal 2007.

Professional fees

Professional fees during the six months ended June 30, 2008 were $373,768, compared to $625,791 incurred during the six months ended June 30, 2007, a 40% decrease.  Legal fees decreased from $471,926 during the first half of fiscal 2007 to $248,155 during the first half of 2008.  The decrease in the current year period was primarily due to the hiring of internal general counsel with the intention of reducing the high costs associated with legal fees related to contract negotiations, regulatory and patent filings, intellectual property, and other matters.

Development expenses

Development expenses during the six months ended June 30, 2008, were $1,131,272 compared to $917,177 incurred during the comparative six months ended June 30, 2007, a 23% increase.  Gross payroll and related expenses remained static with a decrease of 1% from $1,082,460 during the first two quarters of fiscal 2007 to $1,076,165 incurred during the first two quarter of fiscal 2008.  During the first two quarters of fiscal 2007, $316,821 of total payroll related expenses was capitalized as software development costs, in accordance with SFAS 86, reducing development expense by the same amount capitalized, which reduced the total expensed in this category by the same amount in the prior year period.  There were no software development costs capitalized in the first two quarters of 2008.

Selling and marketing expenses

Selling and marketing expenses during the six months ended June 30, 2008 were $406,827 compared to $645,963 incurred during the six months ended June 30, 2007, a 37% decrease.  Expenses related to consultants, communication, conferences and tradeshows, and travel & entertainment expenses decreased from $360,854 incurred during the first two quarter of fiscal year 2007 to $140,223 incurred during the first two quarter of fiscal year 2008 due to cost reduction efforts implemented in order to conserve cash.

Other income and expense

For the six months ended June 30, 2008, other income and expense was a loss of $439,658 compared to a loss of $9,631 during the six months ended June 30, 2007, an increase of $430,027.  The increase in other income and expense was primarily due to the write down of the remaining balance of capitalized software development costs ($432,656) to nil during the second quarter of fiscal 2008, while the remaining balance was contributed to a foreign currency transaction exchange loss ($7,002).  Comparatively, during the six months ended June 30, 2007, other income and expense was a loss of $9,631, consisted entirely of a foreign currency transaction exchange loss.

Interest income

Interest income is derived from investing unused cash balances in short-term liquid investments.  Average cash balances during the first two quarter of fiscal year 2008 were lower than during the first two quarter of fiscal year 2007, resulting in the lower level of interest income of $15,658 during the first six months of fiscal year 2008 versus $94,995 earned during the first six months of fiscal year 2007.

Interest expense

Interest expense increased from $464 during the first two quarter of fiscal year 2007, to $234,320 during the first two quarter of fiscal year 2008, an increase of $233,856.  This increase is due to interest expense related to the issuance of debt in November 2007.  Actual interest accrued or paid for the fiscal period ended June 30, 2008 was $120,000, while amortization of the debt discount in the amount of $114,320 contributed to the remainder of this amount for the six month period ended June 30, 2008.

Foreign currency translation adjustment

Prior period retained earnings on Innovations’ books are translated at historical exchange rates while the rest of the financial statement line items are translated at current period rates.  The resulting difference is treated as gain or loss due to foreign currency translation during the period.  During the first two quarter of fiscal 2008 there was a gain of $5,097 and during the first two quarter of fiscal 2007 there was a loss of $24,845.  These exchange translation amounts were directly related to revaluation of the Innovation’s books to our U.S. dollar functional reporting currency.

Liquidity and Capital Resources

At June 30, 2008, we had total cash and cash equivalents of $548,102 held in current and short-term deposit accounts.  We believe that based on our current level of spending and the current level of cash receipts, this cash will only be sufficient to fund our current level of operating expenses until prior to the end of August 2008.  We have been actively pursuing potential financing or other transaction options for the Company to raise additional funds.  We are in the final stages of negotiating an agreement, which if effected will have a substantial effect on our business, operations, financial condition and management.   There can be no assurance that we will be able to successfully implement our plans to raise additional capital on a timely basis and we may have to cease operations.

Because of our limited revenue and cash flow from operations, we have depended primarily on financing transactions to support our working capital and capital expenditure requirements.  Through June 30, 2008, we had accumulated losses of approximately $25.2 million, which were financed primarily through sales of equity securities.  Since our inception in November 2003 through June 30, 2008, we have raised approximately $18 million in equity financing and $3.5 million in debt financing.

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

On May 28, 2008, the Company entered into a Bridge Loan Financing Agreement (the “Agreement”) with Shawn Kreloff, Chairman and CEO, and his wife, Victoria Corn (the “Investor”) pursuant to which the Investor is willing to lend the Company up to $1,000,000 by one or two installments under unsecured promissory notes that would be convertible into a subsequent financing by the Company.  Each unsecured promissory note would mature in 90 days from the date of issuance of each Note at the rate of 8% per annum accruing from the date of issuance.  On June 17, 2008, Investor funded the first installment of the Agreement in the amount of $471,750 and was issued a Bridge Loan Note for said amount pursuant to the terms of the Agreement.  There is no timing commitment as to the remaining amount under the Bridge Loan Financing Agreement.  The Company believes the commitment for the remaining amount remains valid, although Shawn Kreloff, who was placed on administrative leave on July 16, 2008, has advised the Company that he does not believe he is required to fund the remaining amount.

Our working capital at June 30, 2008, was negative $492,513 and our current ratio at June 30, 2008, was approximately 0.6 to 1.  The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities.

Overall, for the six month period ended June 30, 2008, we had a net cash decrease of $1,818,924, attributable primarily to net cash used in operating activities of approximately $2.16 million, offset by the proceeds from the issuance of a short term note of $471,750.  The primary components of our operating cash flows are net loss adjusted for non-cash expenses, such as depreciation and amortization, accretion of the convertible debt discount, stock-based compensation, and the changes in accounts receivable, accrued liabilities and payroll, deferred revenue, and accounts payable.  Cash used in operating activities was $2,217,623 during the first two quarter of fiscal year 2008 versus $2,554,324 during the first two quarter of fiscal year 2007.

There were net capital expenditures of $78,081 during the first two quarter of fiscal 2008 and $78,914 during the first two quarter of fiscal 2007.  There were no development costs capitalized during the first two quarter of fiscal 2008 and $316,821 capitalized during the first two quarter of fiscal 2007.  During the second quarter of 2008, the Company determined the remaining capitalized software development costs were subject to impairment and as such the capitalized costs have been fully written off as of June 30, 2008.

As of June 30, 2008, our balance sheet shows long term indebtedness of $2,449,354 which is the value, net of the unamortized debt discount, of the 2007 Notes which have a face value of $3.0 million.

Contractual Obligations and Long-Term Liability

The Company leases office space in Toronto, Ontario and Boulder, Colorado which run to February 2012 and September 2010 respectively.  The Company is currently leasing space in New York, New York on a short-term basis under a lease which expires in September 2008, for its corporate headquarters.  In addition, in 2007 we leased approximately 1,000 square feet in Las Vegas, Nevada, for our corporate apartment which was leased on an annual basis until February 2008, at a monthly rent of approximately $2,000. Our frequent trips to Las Vegas made this lease a cost effective way to house our employees during business trips for meetings with our partner Shuffle Master and in connection with GLI certification of our wireless gaming solution.  This lease was not renewed when it expired at the end of February 2008.  In April 2008, the Company opened a small sales office in Las Vegas, Nevada under a short-term lease which runs to September 2008.  The Company intends to renew its Las Vegas lease on substantially the same terms on a short-term basis when the current lease agreement expires.  Office lease expenses for the three months ended June 30, 2008 and 2007 were $94,565 and $101,636, respectively. Office lease expenses for the six months ended June 30, 2008 and 2007 were $208,312 and $212,532, respectively.

The Company also leases office and computer equipment.  These leases have been classified as operating leases.  Office and computer equipment lease expenses for the three months ended June 30, 2008 and 2007 were $38,888 and $48,581, respectively.  Office and computer equipment lease expenses for the six months ended June 30, 2008 and 2007 were $78,830 and $76,753, respectively.

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

Contractual obligations and payments relating to our long-term liability in future years are as follows:

Contractual Obligations and Long-Term Liability (US$)
	Total	2008	2009	2010	2011		2012	+
Office Space Leases:
United States	$410,817	$86,915	$183,100	$140,802	$123,381		$30,996
Canada	447,060	56,665	116,239	119,780	−		−
Total Office Space	857,878	143,580	299,340	260,582	123,381		30,996
Office & Computer Equipment	134,484	72,564	61,246	674	−		−
Convertible Debt	3,000,000	−	−	3,000,000	−		−
Interest on Convertible Debt	580,000	120,000	240,000	220,000	−		−
Total	$4,572,362	$336,144	$600,586	$3,481,256	$123,381	$	−

Off-Balance Sheet Arrangements

As of June 30, 2008, there were no off-balance sheet arrangements.

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

3.2	By-laws of the Company, as amended July 20, 2007 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-QSB, filed August 14, 2007).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Form SB-2 (file number 333-130461), filed February 2, 2006).

31.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Financial Officer and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*           Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sona Mobile Holdings Corp.
(Registrant)

Date: August 18, 2008	/s/ Stephen Fellows
Principal Executive Officer and Chief Financial
Officer (Principal Financial Officer)

EXHIBIT 31.1
CERTIFICATION

I, Stephen Fellows, Chief Financial Officer and Principal Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sona Mobile Holdings Corp.;

2.
Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the smaller reporting company as of, and for, the periods presented in this report;

4.
The smaller reporting company’s other certifying officer(s) and I are responsible for establishing and  maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules15d-15(e) and 13a-15(f)) for the smaller reporting company and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the smaller reporting company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the smaller reporting company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the smaller reporting company’s internal control over financial reporting that occurred during the smaller reporting company’s most recent fiscal quarter (the smaller reporting company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the smaller reporting company’s internal control over financial reporting; and

5.
The smaller reporting company’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the smaller reporting company’s auditors and the audit committee of the smaller reporting company’s board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the smaller reporting company’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the smaller reporting company’s internal control over financial reporting.

Date:  August 18, 2008
/s/  STEPHEN FELLOWS
      Stephen Fellows
      Chief Financial Officer and
      Principal Executive Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sona Mobile Holdings Corp. (the “Company”) on Form 10-Q for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen Fellows, Chief Financial Officer and Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.

/s/  STEPHEN FELLOWS
      Chief Financial Officer and
      Principal Executive Officer

August 18, 2008