Form 10-Q
period 2008-09-30
SONA MOBILE HOLDINGS CORP
filed 2008-11-14
CIK 719662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM __________ to __________.

Commission File Number 000-12817

SONA MOBILE HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	95-3087593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, New York, New York, 10167
(Address of principal executive office)

(888) 306-7662
(Registrant's telephone number, including area code)

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

Number of shares Common Stock, $0.01 par value, outstanding at November 10, 2008: 57,662,452

SONA MOBILE HOLDINGS CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations and market trends and expectations.  The words “expect,” “believe,” “plan,” “intend,” “estimate,” “anticipate,” “propose,” “seek,” and similar words and variations thereof, when used, are intended to specifically identify forward-looking statements.  Such statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties, including but not limited to those set forth in our Annual Report on Form 10-KSB as filed on March 31, 2008 and in each of our Registration Statements on Form S-1, as amended, and filed with the SEC on April 1, 2008.  Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof.  We do not undertake any obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

The terms the “Company,” “Sona,” “we,” “our,” “us,” and derivatives thereof, as used herein refer to Sona Mobile Holdings Corp., a Delaware corporation, and its subsidiaries and its predecessor, Sona Mobile, Inc., a Washington corporation.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
Sona Mobile Holdings Corp. And Subsidiaries
Consolidated Balance Sheet

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Current:
Cash and cash equivalents	$1,617,560	$2,367,026
Accounts receivable (net of allowance for doubtful accounts of $34,988 and $52,175)	11,632	119,652
Tax credits receivable	−	51,220
Prepaid expenses & deposits	68,768	98,415
Total current assets	1,697,960	2,636,313

Property and equipment:
Computer equipment	231,289	192,248
Furniture and equipment	90,141	85,603
Less: accumulated depreciation	(221,597)	(116,094)
Total property and equipment	99,833	161,757

Software development costs (Note 3(h))	−	471,988
Debt issuance costs, net (Note 11)	234,133	315,179
Total Assets	$2,031,926	$3,585,237

Liabilities and Stockholders' Equity
Current:
Accounts payable	$172,278	$316,473
Accrued liabilities & payroll (Note 9)	368,137	510,921
Deferred revenue (Note 10)	2,544,805	55,795
Total current liabilities	3,085,220	883,189

Long-term portion of deferred revenue (Note 10)	97,500	−
Note payable (Note 13)	471,750	−
Long term convertible debt, net (Note 11)	2,506,514	2,335,034
Total Liabilities	6,160,984	3,218,223

Stockholders’ equity:
Preferred Stock – 2,000,000 shares authorized, par value $.01 per share – no shares issued and outstanding	−	−
Common Stock – 120,000,000 shares authorized, par value $.01 per share – 58,162,452 and 57,832,857 shares issued and outstanding respectively	581,625	578,328
Additional paid-in capital	17,822,466	17,570,902
Common Stock purchase warrants	3,925,661	3,925,661
Unamortized stock based compensation	−	(5,833)
Accumulated other comprehensive (loss)	(55,733)	(64,110)
Accumulated deficit	(26,403,077)	(21,637,934)
Total stockholders’ equity	(4,129,058)	367,014
Total Liabilities and Stockholders' Equity	$2,031,926	$3,585,237

See accompanying notes to consolidated financial statements.

Item 1.  Financial Statements (Continued)
Sona Mobile Holdings Corp. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Revenue	$31,399	$433,300	$312,381	$848,609

Operating expenses
Depreciation and amortization	86,494	17,996	231,779	46,003
General and administrative expenses	322,514	501,024	1,456,277	1,742,747
Professional fees	8,099	263,483	381,867	889,274
Development expenses	556,920	574,965	1,688,192	1,492,142
Selling and marketing expenses	123,289	207,647	530,117	853,610
Total operating expenses	1,097,316	1,565,115	4,288,232	5,023,776

Operating loss	(1,065,917)	(1,131,815)	(3,975,851)	(4,175,167)

Interest income	2,852	21,554	18,510	116,549
Interest expense	(130,155)	−	(364,475)	(464)
Other income and expense(Note 16)	(3,670)	(7,810)	(443,328)	(17,441)

Net loss	$(1,196,890)	$(1,118,071)	$(4,765,144)	$(4,076,523)
Foreign currency translation adjustment	3,280	(13,532)	8,377	(38,377)

Comprehensive loss	$(1,193,610)	$(1,131,603)	$(4,756,767)	$(4,114,900)

Net loss per share of common stock – basic and diluted	$(0.02)	$(0.02)	$(0.08)	$(0.07)

Weighted average number of shares of common stock outstanding – basic and diluted (Note 6)	58,061,001	57,830,900	57,919,127	57,806,642

See accompanying notes to consolidated financial statements.

Item 1.  Consolidated Financial Statements (Continued)
Sona Mobile Holdings Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2008 (unaudited)	2007 (unaudited)
Cash provided by (used in):

Operating activities
Net loss	$(4,765,144)	$(4,076,523)

Adjustments for:
Depreciation and amortization	231,779	46,003
Loss on disposal of fixed assets	−	5,171
Write-down of software development costs	432,656	−
Amortization of debt discount charged to interest expense	171,480	−
Amortization of restricted stock-based compensation	47,833	38,046
Stock based compensation	212,860	228,350
Changes in non-cash working capital assets and liabilities:
Accounts receivable, net	108,020	28,082
Tax credit receivable	51,220	(7,469)
Prepaid expenses & deposits	29,647	7,823
Accounts payable	(144,194)	90,522
Accrued liabilities & payroll	(142,784)	105,321
Deferred revenue	2,586,510	(235,037)
Net cash used in operating activities	(1,180,117)	(3,769,711)

Investing activities
Software development costs	−	(471,988)
Acquisition of property & equipment	(43,579)	(99,419)
Net cash used in investing activities	(43,579)	(571,407)

Financing activities
Proceeds from note payable, net	471,750	−
Net cash provided by financing activities	471,750	−

Effect of exchange rate changes on cash & cash equivalents	2,480	(34,218)

Change in cash & cash equivalents during the period	(749,466)	(4,375,336)
Cash & cash equivalents, beginning of period	2,367,026	5,682,162
Cash & cash equivalents, end of period	$1,617,560	$1,306,826

There was $142,000 paid in interest and $0 paid in taxes during the nine months ended September 30, 2008.  During the nine months ended September 30, 2007, there were no amounts paid in cash for taxes or interest.

See accompanying notes to consolidated financial statements.

Item 1.  Consolidated Financial Statements (Continued)

Sona Mobile Holdings Corp. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

Note 1.  Going Concern and Management’s Plans

The accompanying consolidated financial statements of Sona Mobile Holdings Corp. (the “Company”) have been prepared assuming that the Company will continue as a going concern.  However, since its inception in November 2003, the Company has generated minimal revenue, has incurred substantial losses and has not generated any positive cash flow from operations.  The Company has relied upon the sale of shares of equity securities and convertible debt to fund its operations in addition to the recent licensing agreement with Ebet Limited, which closed in September 2008.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities, that may result from the possible inability of the Company to continue as a going concern.

At September 30, 2008, the Company had total cash and cash equivalents of $1,617,560 held in current and short-term deposit accounts.  It will be necessary for the Company to increase our revenue significantly or seek additional financing based on the current level of spending and the current cash receipts by the beginning of the second quarter of 2009.  There can be no assurance that the Company will be able to raise additional capital on favorable terms, or at all, due to the current state of the credit markets and of the gaming industry, nor can there be any assurance that the Company will be able to generate new revenue opportunities on a timely basis.  If the Company cannot raise financing or increase revenues, the Company’s liquidity, financial condition and business prospects will be materially and adversely affected and the Company may have to cease operations.

Note 2.  Company Background and Description of Business

Sona Mobile, Inc. (“Sona Mobile”) was formed under the laws of the State of Washington in November 2003 for the purpose of acquiring Sona Innovations, Inc. (“Innovations”), which it did in December 2003.  On April 19, 2005, Sona Mobile merged (the "Merger") with and into PerfectData Acquisition Corporation, a Delaware corporation (“PAC”) and a wholly owned subsidiary of PerfectData Corporation, also a Delaware corporation (“PerfectData”).  Under the terms of that certain Agreement and Plan of Merger dated as of March 7, 2005, (i) PAC was the surviving company but changed its name to Sona Mobile, Inc.; (ii) the pre-merger shareholders of Sona Mobile received stock in PerfectData representing 80% of the voting power in PAC post-merger; (iii) all of PerfectData’s officers resigned and Sona Mobile’s pre-merger officers were appointed as the new officers of PerfectData; and (iv) four of the five persons serving as directors of PerfectData resigned and the remaining director appointed the three pre-merger directors of Sona Mobile to the PerfectData Board of Directors.  In November 2005, PerfectData changed its name to “Sona Mobile Holdings Corp.”

At the time of the Merger, PerfectData was essentially a shell company that was not engaged in an active business.  Upon completion of the Merger, PerfectData’s only business was the historical business of Sona Mobile, and the pre-merger shareholders of Sona Mobile controlled PerfectData.  Accordingly, Sona Mobile was deemed the accounting acquirer and the Merger was accounted for as a reverse acquisition of a public shell and a recapitalization of Sona Mobile.  No goodwill was recorded in connection with the Merger, and the costs were accounted for as a reduction of additional paid-in-capital.  The pre-merger financial statements of Sona Mobile are treated as the historical financial statements of the combined companies and its historical stockholders’ equity was adjusted to reflect the new capital structure.

The Company is a software and service provider specializing in value-added services to data-intensive vertical and horizontal market segments including the gaming industry.  The Company develops, markets and sells data application software for gaming and mobile devices, which enables secure execution of real time transactions on a flexible platform over wired, cellular or Wi-Fi networks. The Company’s target customer base includes casinos, horse racing tracks and operators, cruise ship operators and casino game manufacturers and suppliers on the gaming side, and corporations that require secure transmissions of large amounts of data in the enterprise and financial services verticals.  The Company’s revenues consist of project, licensing and support fees generated by our flagship products the Sona Gaming System™ (“SGS”) and the Sona Wireless Platform™ (‘‘SWP’’) and related vertical gaming and wireless application software products.  The Company operates as one business segment focused on the development, sale and marketing of client-server application software.

The Company markets its software principally to two large vertical markets.

•
Gaming and entertainment. The Company proposes to (i) deliver casino games via its SGS, both wired and wirelessly in designated areas on casino properties; (ii) offer real-time, multiplayer games that accommodate an unlimited number of players; (iii) deliver games on a play-for-free or wagering basis (where permitted by law) on mobile telephone handsets over any carrier network; and (iv) deliver horse and sports wagering applications, where legal, for race and sports books, as well as on-track and off-track wagering, including live streaming video of horse races and other sports events.  The Company also proposes to deliver content via channel partners and content partners, including live streaming television, digital radio, specific theme downloads for mobile phones, media downloads and gaming applications.

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

On August 17, 2008, the Company entered into a Licence and Distribution Agreement (the “License Agreement”) with eBet Limited, eBet Gaming Systems Pty. Ltd. and eBet Systems Pty. Ltd. (collectively, “eBet”) for the license of the Company’s software applications and for the distribution of eBet’s products and software applications.  As part of the terms of the License Agreement, the parties also entered into a Master Services Agreement (the “Services Agreement”).  Pursuant to the terms of the License Agreement, the Company granted to eBet an exclusive and perpetual license to the Company’s software applications for use throughout the world except for North, Central and South America and the Caribbean, for eBet to promote, market and distribute.  The Company retained the exclusive rights to any future software developed by eBet (with or without assistance from Sona) in North, Central and South America and the Caribbean.  Additionally, the Company received the rights to become a non-exclusive distributor of the eBet products and software applications in North, Central and South America and the Caribbean.

Under the terms of the License Agreement, the Company received $2,500,000 as a license fee.   Additionally, the Company is to receive additional license fees of 20% of all net revenues earned by eBet from the sale and distribution of the Company’s software applications once eBet earns $5,000,000 from the sale and distribution of those products.  As a distributor of eBet products and software applications, the Company will pay eBet a license fee of 20% of all net revenues earned by the Company from the sale and distribution of eBet’s products and software applications once the Company earns $5,000,000 from the sale and distribution of those products and software applications.

Pursuant to the terms of the Services Agreement, eBet is to provide advisory services, including operational, financial and marketing services, appoint the chief executive officer of Sona and to have equal representation on the Company’s board of directors.  eBet is also to provide ongoing development and software maintenance services to the Company, for the Company’s software applications.  Tony Toohey, CEO of eBet, was appointed as the Company’s CEO on September 9, 2008 and as a director on August 29, 2008.  Ian James, a director of eBet, was appointed to the Company’s board of directors on September 9, 2008.

In consideration of eBet providing advisory services under the Services Agreement, the Company will pay eBet 50% of the Company’s Net Income Before Income Taxes during the term of this Agreement on an annual basis once the Company has enough cash on hand to pay down the Company’s outstanding interest bearing debt facilities when such facilities come due, and has sufficient cash to fund working capital to continue the operations of the Company.  In addition, the Company will pay eBet’s designee as the chief executive officer the equivalent of $250,000 annually, payable in shares of common stock by equal installments quarterly, payable quarterly in advance (commencing on 1 October, 2008) by equal installments on the first working day of each calendar quarter.

For the provision of the ongoing development and software maintenance services to the Company for the Company’s software applications, the Company will pay eBet for the labor costs incurred pursuant to each statement of work with a total lifetime maximum not to exceed $500,000 for all work performed by eBet, even if such costs exceed this amount. Such payments will accrue quarterly as they are incurred and will be deferred until the second quarter of 2009 when payments will commence on the last day of each quarter thereafter with payments not to exceed $125,000 per quarter.

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation

The financial information contained herein should be read in conjunction with the Company's consolidated audited financial statements and notes thereto included in its Annual Report on Form 10-KSB for the year ended December 31, 2007.

The accompanying unaudited condensed consolidated financial statements of Sona Mobile Holdings Corp. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete consolidated financial statements.  In the opinion of the Company, the unaudited condensed consolidated financial statements included in this quarterly report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position at the dates presented and the Company’s results of operations and cash flows for the periods presented. The Company’s interim results are not necessarily indicative of the results to be expected for the entire year.  All material inter-company accounts and transactions have been eliminated in consolidation.

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

 (a)           Principles of consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Sona Mobile, and Sona Mobile’s wholly owned subsidiary, Innovations.  All inter-company accounts and transactions have been eliminated in consolidation.

(b)           Cash and cash equivalents

Cash and cash equivalents consist of cash and term deposits with original maturity dates of less than 90 days.  Cash and cash equivalents are stated at cost, which approximates market value, and are concentrated in three major financial institutions.

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

(e)           Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.  These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

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

The Company currently has a full valuation allowance against its net deferred tax asset and has not recognized any benefits from tax positions in earnings.  Accordingly, the adoption of FIN 48 did not have an impact on the financial statements for the nine-month periods ended September 30, 2008 and 2007.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of the provision for income taxes on the financial statements of future periods in which the Company must record an income tax liability.  Since the Company did not record a liability at September 30, 2008, there was no impact to the effective tax rate.  The Company files income tax returns in the U.S. federal jurisdiction and several state jurisdictions, as well as in Canada and the Ontario provincial tax jurisdiction.  The Company does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company has applied for Scientific Research and Development Tax credits, as part of the annual Canadian federal and provincial income tax filings.  The federal tax credits are non-refundable and as the Company has a full provision against any future benefits from its historical tax losses, a tax receivable amount for federal research tax credits is not recognized on the balance sheet.  Ontario provincial tax credits for valid research and development expenditures, if granted, are refundable to the Company.  The amount of tax credit that will be awarded to the Company upon assessment of the returns by this tax jurisdiction is not always certain at the time the tax returns are filed.  As such, it is the Company’s policy to book a receivable for these amounts on the balance sheet only when the final tax assessment is received by the Company after the filing of such returns.  As of September 30, 2008 and December 31, 2007, the balances for tax credits receivable on the balance sheet were nil and $51,220, respectively, which related to Ontario research and development tax credits assessed, but not received, as of the respective financial statement dates.

(g)           Revenue recognition

The Company follows specific and detailed guidance in measuring revenue, although certain judgments affect the application of the Company’s revenue recognition policy.  These judgments include, for example, the determination of a customer’s creditworthiness, whether two separate transactions with a customer should be accounted for as a single transaction, or whether included services are essential to the functionality of a product, thereby requiring percentage of completion accounting rather than software accounting.

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

Residual Method Accounting.  In software arrangements that include multiple elements (such as license rights and technical support services), total fees are allocated among each of the elements using the “residual” method of accounting.  Under this method, revenue allocated to undelivered elements is based on vendor-specific objective evidence of fair value of such undelivered elements, and the residual revenue is allocated to the delivered elements.  Vendor specific objective evidence of fair value for such undelivered elements is based upon the price charged for such product or service when it is sold separately.  The Company’s pricing practices may be modified in the future, which would result in changes to the Company’s vendor specific objective evidence.  As a result, future revenue associated with multiple element arrangements could differ significantly from our historical results.

Percentage of Completion Accounting.  Fees from licenses sold together with consulting services are generally recognized upon shipment of the licenses, provided (i) the criteria described in subparagraphs (a) through (d) in the second paragraph under “Revenue Recognition” above are met; (ii) payment of the license fee is not dependent upon performance of the consulting services; and (iii) the consulting services are not essential to the functionality of the licensed software.  If the services are essential to the functionality of the software, or performance of services is a condition to payment of license fees, both the software license and consulting fees are recognized under the “percentage of completion” method of contract accounting.  Under this method, the Company is required to estimate the number of total hours needed to complete a project, and revenues and profits are recognized based on the percentage of total contract hours as they are completed.  Due to the complexity involved in the estimating process, revenues and profits recognized under the percentage of completion method of accounting are subject to revision as contract phases are actually completed.  Historically, these revisions have not been material.

Sublicense Revenues.  Sublicense fees are recognized as reported by the Company’s licensees.  License fees for certain application development and data access tools are recognized upon direct shipment from the Company to the end user or upon direct shipment to the reseller for resale to the end user.  If collection is not reasonably assured in advance, revenue is recognized only when sublicense fees are actually collected.

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

(h)           Research and software development costs

The Company incurs costs on activities that relate to research and the development of new software products.  Research costs are expensed as they are incurred.  Costs are reduced by tax credits when applicable. Software development costs to establish the technological feasibility of software applications developed by the Company are charged to expense as incurred.  In accordance with SFAS 86, certain costs incurred subsequent to achieving technological feasibility are capitalized.  Accordingly, a portion of the internal labor costs and external consulting costs associated with essential wireless software development and enhancement activities are capitalized.  Costs associated with conceptual design and feasibility assessments as well as maintenance and routine changes are expensed as incurred.  Capitalized costs are amortized based on current or future revenue for each product with an annual minimum equal to the straight-line basis of amortization over the estimated economic lives of the applications, not to exceed five years.  The software development costs, which were previously capitalized by the Company, substantially related to the development of the wireless gaming system.  Gross software development costs for the three months ended September 30, 2008 and 2007 were $556,920 and $731,132, respectively.  Gross software development costs for the nine months ended September 30, 2008 and 2007 were $1,688,192 and $1,964,130, respectively.  There were no software development costs capitalized in the three- and nine-month periods ended September 30, 2008.  In the three- and nine-month periods ended September 30, 2007, capitalized software development costs were $155,167 and $471,988, respectively.  Capitalized software development costs are periodically evaluated for impairment.  During the quarter ended June 30, 2008, the Company wrote down the remaining balance of the capitalized software development costs to nil.  The Company’s initial expectations were that the wireless gaming system would begin to generate revenues by March 2008.  As the Company has not recognized significant and expected revenues to date from the wireless gaming system, the Company has determined that the capitalized software development costs were subject to impairment and as such the capitalized costs were fully written off.  The impairment charge of $432,656 is classified as a component of other income and expenses on the consolidated statement of operations and comprehensive loss.

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

During the nine-month periods ended September 30, 2008, the Company issued stock options to directors and employees under the 2006 Incentive Plan (the “2006 Plan”) as described in Note 14 to our consolidated financial statements.  The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model.

(j)           Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year’s presentation.

Note 4.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable.  Receivables arising from sales to customers are not collateralized and, as a result, the Company continually monitors the financial condition of its customers to reduce the risk of loss. Customer account balances with invoices dated over 90 days are considered delinquent.  The Company maintains reserves for potential credit losses based upon its loss history, its aging analysis and specific account review.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Such losses have been within the Company's expectations.  The Company has some exposure to a concentration of credit risk as it relates to specific industry verticals, as historically its customers have been primarily concentrated in the financial services industry and the current customer focus is in the gaming industry.  Since revenues are derived in large part from single projects, the Company bears credit risk due to a high concentration of revenues from individual customers.  During the three months ended September 30, 2008, 96.6% of total revenues were generated from five customers that individually represented over 10% of total revenue each (Customer A – 23.9%, Customer B –23.1%, Customer C – 21.5%, Customer D – 14.3%, Customer E – 13.8%).  During the three months ended September 30, 2007, 89.5% of total revenues were generated from three customers representing over 10% of total revenue (Customer B – 65.5%, Customer C – 13.2%, Customer F – 10.8%).  During the nine months ended September 30, 2008, 61.5% of total revenues were generated from one customer representing over 10% of total revenue (Customer D – 61.5%).  During the nine months ended September 30, 2007, 75.5% of total revenues were generated from three customers representing over 10% of total revenue (Customer B – 47.6%, Customer D – 16.3%, Customer E – 11.5%).

The Company had balances of $34,988 and $52,175 in its Allowance for Doubtful Accounts provision as of September 30, 2008 and December 31, 2007, respectively.   This balance consists of provisions made in previous and current quarters.  There were no accounts receivable write-offs against the provision during the three months ended September 30, 2008 or for the comparative quarter of 2007.  There were write-offs of $7,000 against the provision during the nine month period ended September 30, 2008 and $15,000 for the nine-month period ended September 30, 2007.

Note 5.  Stockholders’ Equity

In January 2006, the Company sold 2,307,693 shares of common stock and a warrant to purchase 1,200,000 shares of common stock to Shuffle Master for $3.0 million.  This warrant had an exercise price of $2.025 per share, which expired on July 12, 2007 without being exercised.  Using the Black-Scholes option-pricing model, the warrant was valued at $1,335,600 using a volatility of 65%, a term of 18 months, an expected dividend yield of 0% and a risk-free interest rate of 4.4%.  This amount was reclassified from Common Stock purchase warrants to Additional Paid-in Capital upon expiration of the warrants in the third quarter of 2007.  In addition, during the fourth quarter of fiscal 2007, convertible debt was issued with accompanying warrants.  The accompanying warrants and the beneficial conversion feature of the convertible debt were accounted for as equity.  See Note 11.

Note 6.  Earnings (Loss) per Share

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

The calculation of diluted earnings (loss) per share for the three months and nine months ended September 30, 2008 and 2007, did not include shares of the Company’s common stock issuable upon the exercise of options, shares issuable upon exercise of common stock warrants, or shares issuable upon the conversion of the convertible notes, as their inclusion in the calculation would be anti-dilutive. The number of options and warrants outstanding as of September 30, 2008 and 2007 are illustrated in the table below, as well as the number of shares underlying the convertible notes.

Outstanding at September 30,	2008	2007
Stock options	3,197,635	7,102,000
Common stock warrants	12,775,718	9,442,385
Common shares underlying convertible notes	6,666,667	−
Total options, warrants, and convertible notes	22,640,020	16,544,385

Note 7.  Contractual Obligations and Long-Term Liability

The Company leases office space in Toronto, Ontario and Boulder, Colorado, which extend to February 2012 and September 2010, respectively.  The Company is currently looking to sub-lease both properties, but did not have binding contracts to sub-lease as of September 30, 2008.   The Company is currently leasing virtual office space in New York, New York a on a short-term basis under a lease, which expires in December 2008, for its corporate headquarters.  The Company does not intend to renew its New York lease and has given the requisite notice of termination.  Instead, the Company plans to move its corporate headquarters to Las Vegas as of the end of December 2008.   In addition, in 2007 the Company leased approximately 1,000 square feet in Las Vegas, Nevada, for a corporate apartment, which was leased on an annual basis until February 2008, at a monthly rent of approximately $2,000.  Frequent trips to Las Vegas made this lease a cost-effective way to house the Company’s employees during business trips for meetings with the Company’s partner Shuffle Master and in connection with GLI certification of our wireless gaming solution.  This lease was not renewed when it expired at the end of February 2008.  In April 2008, the Company opened a small sales office in Las Vegas, Nevada under a short-term lease which extended to December 2008.  The Company does not intend to renew this lease and has given the requisite notice of termination.  The Company is actively searching for new office space in Las Vegas, which will serve as the Company’s headquarters.  Office lease expenses for the three months ended September 30, 2008 and 2007 were $83,259 and $99,268, respectively. Office lease expenses for the nine months ended September 30, 2008 and 2007 were $291,571 and $311,800, respectively.

The Company also leases office and computer equipment.  These leases have been classified as operating leases.  Office and computer equipment lease expenses for the three months ended September 30, 2008 and 2007 were $38,608 and $38,292, respectively.  Office and computer equipment lease expenses for the nine months ended September 30, 2008 and 2007 were $117,438 and $115,045, respectively.

During the fourth quarter of fiscal 2007, the Company completed a private placement of 8.0% convertible notes (the “2007 Notes”) with 3,333,333 accompanying warrants, which generated gross proceeds of $3.0 million.  The 2007 Notes have a face value of $3 million, are due on November 28, 2010, and are convertible into 6,666,667 shares of common stock at a conversion price of $0.45 per share (assuming interest is paid in cash). The 2007 Notes bear interest at a rate of 8.0% per annum, payable quarterly on the first of January, April, July, and October with such interest payable in cash, shares of common stock or a combination thereof.  Payment of interest in shares of common stock is subject to certain conditions being met, including the existence of a registration statement, which has been declared effective by the SEC and which covers the required number of interest shares.

Contractual obligations and payments relating to the Company’s long-term liability in future periods are as follows (2008 amounts are for three months):

Contractual Obligations and Long-Term Liability (US$)
	Total	2008	2009	2010	2011			2012	+
Office Space Leases:
United States	$367,359	$43,457	$183,100	$140,802	$	−	$	−
Canada	401,222	27,148	111,380	114,772		118,222		29,700
Total Office Space	768,581	70,605	294,480	255,574		118,222		29,700
Office Equipment	97,573	35,945	60,982	646		−		−
Convertible Debt	3,000,000	-	−	3,000,000		−		−
Interest on Convertible Debt	520,000	60,000	240,000	220,000		−		−
Total	$4,386,154	$166,550	$595,462	$3,476,220		$118,222		$29,700

Note 8.  Financial Instruments

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and convertible notes.  The reported book value of all current asset and current liability financial instruments approximates fair values, due to their short-term nature.  The convertible notes were recorded at the time of issuance at their estimated fair market value, and the difference between the estimated fair market value at the time of issuance and the face value of $3 million (i.e. the debt discount) is being amortized over the three-year term to maturity of the notes.  See Note 11.

The Company is subject to credit risk with respect to its accounts receivable to the extent that customers do not meet their obligations.  The Company monitors the age of its accounts receivable and may delay development or terminate information fees if debtors do not meet payment terms.

The Company is subject to foreign currency risk with respect to financial instruments denominated in a foreign currency.  As of September 30, 2008, approximately 3.9% of the Company’s assets and 2.9% of its liabilities were denominated in Canadian dollars and Euros and exposed to foreign currency fluctuations.

Note 9.  Accrued Liabilities and Payroll

Accrued Liabilities and Payroll consist of the following categories, as of the indicated dates:

	September 30, 2008	December 31, 2007
Accrued payroll and related expenses	$134,483	$233,557
Accrued professional fees	121,354	148,638
Accrued vendor obligations	29,554	88,863
Accrued interest payable	70,857	22,000
Other taxes payable	11,888	17,863
Total	$368,136	$510,921

Note 10.  Deferred Revenues

Deferred revenue is booked when the Company has invoiced customers for project work that has not been completed at the balance sheet date or for software license fees, which are amortized over the term of the software license or related period.  The Company’s deferred revenue balance as of September 30, 2008 was $2,642,305.  The Company’s deferred revenue balance as of December 31, 2007 was $55,795.  The majority of the balance at September 30, 2008 ($2,500,000) related to the software license fee paid to the Company by Ebet Limited under the terms of the Licensing and Distribution Agreement signed in August 2008.  The Company has deferred the full amount of the license fee for the current quarter, as there are certain conditions in the agreement, which had not been met as of the balance sheet date.  On the Company’s balance sheet, $2,544,805 of the total deferred revenue has been classified as a current liability and the remaining balance of $97,500 has been classified as long-term as of September 30, 2008.

Note 11.  Long-Term Debt

On November 28, 2007 (the “Issue Date”), the Company completed a private placement of 8.0% convertible notes (the “2007 Notes”) with 3,333,333 accompanying warrants (the “2007 Warrants”), which generated gross proceeds of $3.0 million.  The 2007 Notes have a face value of $3 million, are due on November 28, 2010, and are convertible into 6,666,667 shares of common stock at a conversion price of $0.45 per share (assuming interest is paid in cash).  The 2007 Warrants have an exercise price of $0.50 per share and expire five years from the Issue Date.

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

The 2007 Notes have been accounted for as long-term debt, net of a debt discount consisting of the allocated value of the warrants and a beneficial conversion feature.  The embedded conversion feature has been deemed to be a beneficial conversion feature pursuant to EITF 98-5, Accounting for Convertible Securities with beneficial Conversion feature or Contingently Adjustable Conversion Ratio, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments.  These standards require that the fair value of the conversion feature of the instrument be treated as a debt discount against the liability portion of the note.  This beneficial conversion feature is calculated by computing the intrinsic value between the effective conversion price and fair value of common stock on the Issue Date. The effective conversion price is based on the allocation of the relative values of the 2007 Notes and the 2007 Warrants on a relative fair value basis.  The debt discount resulting from the beneficial conversion feature was determined to be $159,629.  The allocated fair value of the 2007 Warrants was determined to be $526,296, which was also recorded as a debt discount.  The Company is amortizing the combined debt discount of $685,925 over the term of the 2007 Notes on a straight-line basis, which approximates the effective interest method.  The amortization of the debt discount is being recorded as additional interest expense.

Total interest expense related to the 2007 Notes, including amortization of debt discount, for the nine months ended September 30, 2008, is $351,480, which consisted of $180,000 in interest paid or accrued during the nine month period ended September 30, 2008, as well as $171,480 relating to the amortization of the debt discount.

There was $324,184 of debt issuance costs, including placement agent fees and legal expenses.  These costs have been capitalized as an asset and are being amortized over the three year term of the 2007 Notes.  During the nine-month period ended September 30, 2008, amortization of these costs in the amount of $81,046 resulted in net reported debt issuance costs of $234,133 as of September 30, 2008.  The debt issuance costs balance at December 31, 2007 was $315,179.

As of September 30, 2008 and December 31, 2007, the amounts on the Company’s balance sheet for the long term convertible debt were $2,506,514 and $2,335,034, respectively.

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

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” on January 1, 2007.  As the Company has a valuation allowance against the full amount of its net deferred tax asset, the adoption of FIN 48 did not have an impact on the financial statements for the nine months ended September 30, 2008.  The Company does not expect FIN 48 to have an impact on the financial statements during fiscal year 2008.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented.  There was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the nine months ended September 30, 2008 and the nine months ended September 30, 2007.

Note 13.  Note Payable - Related Party Transactions and Borrowings

On May 28, 2008, the Company entered into a Bridge Loan Financing Agreement (the “Agreement”) with Shawn Kreloff, Chairman and CEO, and his wife, Victoria Corn (the “Investor”) pursuant to which the Investor agreed to lend the Company up to $1,000,000 in one or two installments represented by unsecured promissory notes that would be convertible into a subsequent financing by the Company.  Under the Agreement, each unsecured promissory note would mature in 90 days from the date of issuance at the rate of 8% per annum accruing from the date of issuance.  The intent of the Agreement when signed was that it would likely be rolled in to any subsequent financing entered in to by the Company on an arms-length basis and thus no repayment upon maturity would be required.  There has been no subsequent financing.  This promissory note is subordinated to the 2007 Notes, which are not due until November 2010, and as such the Company does not expect to repay the note until at least 90 days after the 2007 Notes mature in November 2010.  For this reason, the Company has not classified the promissory note as a Current Liability on the balance sheet.

On June 17, 2008, the Investor funded the $471,750 and was issued a Bridge Loan Note (“Note 1”) in that amount pursuant to the terms of the Agreement.  There is no timing commitment as to the remaining amount under the Bridge Loan Financing Agreement.  The Company believes the commitment for the remaining amount remains valid, although Mr. Kreloff, who was placed on administrative leave on July 16, 2008, and terminated as President and Chief Executive Officer effective September 10, 2008 has advised the Company that he does not believe he is required to fund the remaining amount.

Note 14.  Stock-Based Compensation

The Company’s 2006 Incentive Plan, which was approved by stockholders, permits the grant of options, restricted stock, and other stock awards, to its directors, officers, and employees for up to 7,000,000 shares of common stock, in addition to the options already issued under the Amended and Restated Stock Option Plan of 2000.  The Company believes such awards align the interest of its directors, officers, and employees with those of its shareholders and encourage directors, officers, and employees to act as equity owners of the Company.  Prior to the adoption of the 2006 Plan, the Company had an Amended and Restated Stock Option Plan of 2000, which was terminated with respect to future grants effective upon the stockholder’s approval of the 2006 Plan in September 2006.

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

SFAS 123R requires the cash flow from tax benefits for deductions in excess of the compensation costs recognized for share-base payments awards to be classified as financing cash flows.  Due to the Company’s loss position, there was no such tax benefit during the nine months ended September 30, 2008 and 2007.

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

	2008	2007
Expected term (years)	3.5 years	3.0 years
Risk-free interest rate	2.76%	4.84%
Volatility	55.0%	55.0%
Expected forfeiture	33.3%	33.3%
Dividend yield	0.0%	0.0%

As of September 30, 2008, the number of outstanding stock options as a percentage of the number of outstanding shares was approximately 5.5%.  There were 1,673,712 stock options granted and 5,473,077 stock options cancelled during the nine-month period ended September 30, 2008.  There were 878,712 stock options granted and 5,002,327 stock options cancelled during the third quarter of 2008.  The following table summarizes option transactions under the Company’s stock option plans since January 1, 2008:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, January 1, 2008	6,997,000	0.706	7.76

Granted	1,673,712	0.208	9.63
Exercised	−	−	−
Cancelled	(5,473,077)	0.606	7.52
Outstanding, September 30, 2008	3,197,635	0.554	8.05
Vested and expected to vest at September 30, 2008	3,168,468	0.569	7.97
Exercisable at September 30, 2008	1,474,377	0.809	6.83

The total fair value of stock options that vested during the three months ended September 30, 2008 and 2007 was $38,653 and $277,605, respectively.  The total fair value of stock options that vested during the nine months ended September 30, 2008 and 2007 was $121,818 and $314,015, respectively.  The aggregate intrinsic value of options outstanding, options vested and expected to vest, and options exercisable as of September 30, 2008 was nil, nil, and nil respectively.  All of the options outstanding had exercise prices greater than the market price on September 30, 2008.   The intrinsic value is calculated as the difference between the market price on exercise date and the exercise price of the shares.  The closing market price as of September 30, 2008 was $0.025 as reported on the OTC Bulletin Board.

A summary of the status of the Company’s non-vested options as of September 30, 2008 is as follows:

Non-vested Options	Number of Options	Weighted average Grant-Date Fair Value
Non-vested at January 1, 2008	4,352,624	0.2322
Granted	1,673,712	0.0645
Vested	(592,084)	0.2057
Cancelled	(3,710,994)	0.2686
Non-vested at September 30, 2008	1,723,258	0.1341

As of September 30, 2008, there was $332,888 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the 2006 Plan and the Amended and Restated Stock Option Plan of 2000.  The unrecognized compensation cost is expected to be realized over a weighted average period of 1.9 years.

For the three- and nine-month periods ended September 30, 2008, the amounts related to stock option compensation expense were $24,190 and $212,860, respectively.  For the three and nine month periods ended September 30, 2007, the amounts related to stock option compensation expense were $74,445 and $228,350, respectively.

Restricted Stock Awards

During the three months ended September 30, 2008, the Company issued 266,672 shares of restricted stock to consultants as payment for work performed during the period from April to July 2008.  These shares were issued in August 2008 and were valued at the average market price for the applicable period.

Compensation expense recognized for the amortization of stock-based compensation related to restricted stock was $47,833 and $38,046, respectively for the nine months ended September 30, 2008 and 2007.

Note 15.  Geographic Information

As described above in Note 2, the Company primarily markets its products and services to two different sales verticals.  However, the Company has determined that it operates as one business segment, which focuses on the development, sale and marketing of client-server application software.  The Company currently maintains development, sales and marketing operations in the United States and Canada.  The following table shows revenues by geographic segment for the three months and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
Revenue	2008	2007	2008	2007
North America	$31,399	$430,175	$312,381	$795,783
Europe, Asia, Australia	41,667	3,125	41,667	52,826
Total	$73,066	$433,300	$354,048	$848,609

Revenue by geographic segment is determined based on the location of our customers.   For the three months ended September 30, 2008 and 2007, sales to customers in North America accounted for 43% and 99% of total revenues, respectively; while sales outside North America accounted for 57% and 1% of total revenue, respectively.  For the nine months ended September 30, 2008 and 2007, sales to customers in North America accounted for 88% and 94.0% of total revenues, respectively; while sales outside North America accounted for 12.0% and 6% of total revenues, respectively in the same periods.

Property and equipment includes only assets held for use.  The following table lists property and equipment by geographic segment based on the physical location of the assets as of September 30, 2008 and as of December 31, 2007.

Property and Equipment	September 30, 2008	December 31, 2007
United States	$59,413	$101,247
Canada	40,420	60,510
Total	$99,833	$161,757

Note 16.  Other Income and Expense

Other income and expenses include miscellaneous items such as foreign currency transaction exchange gains or losses and nonrecurring transactions which are not normally incurred in the Company’s course of business.  For the nine months ended September 30, 2008, other income and expense consisted of a write down of $432,656 for the remaining balance of the capitalized software development costs to nil.  As the Company has not recognized any net revenues to date from the wireless gaming system, the Company has determined that the capitalized software development costs were subject to impairment and as such the capitalized costs have been fully written off in the previous quarter ended June 30, 2008.  The remaining balance of other income and expenses for the nine month period ended September 30, 2008 consisted of foreign currency transaction exchange losses in the amount of $10,672.  Comparatively, during the nine months ended September 30, 2007, other income and expense consisted entirely of a foreign currency transaction exchange losses in the amount of $17,441.

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

Our consolidated financial statements included elsewhere in this report have been prepared assuming that we will continue as a going concern.  Since our inception in November 2003, we have generated minimal revenue, have incurred net losses and have not generated positive cash flow from operations.  We have relied primarily on the sale of shares of equity and convertible debt to fund our operations in addition to the recent licensing agreement with Ebet Limited which closed in September 2008.  We believe that, based on our current level of spending and the current level of cash receipts, it will be necessary for us to increase our revenue significantly or seek additional financing by the beginning of the second quarter of 2009.  There can be no assurance that we will be able to raise additional capital on favorable terms, or at all, due to the current state of the credit markets and of the gaming industry, nor can there be any assurance that we will be able to generate new revenue opportunities on a timely basis.  If we cannot raise financing or increase revenues, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

Approximately 80% of our revenue for the nine months ended September 30, 2008 resulted from development fees for project work and approximately 20% from continuing license subscriptions.  During the comparative nine months ended September 30, 2007, 86% of revenue resulted from project work and 14% from continuing subscriptions.  Much of our project work is attributable to new engagements for which we received development fees.  We believe that the ratio will move toward continuing license subscription revenue, as we transition from focusing on custom projects in the financial services and enterprise segment and move towards longer term licensing contracts in the gaming industry and from perceived opportunities in the horse race and sports wagering industry.  In the nine month period ended September 30, 2008, approximately 31% of our revenue was derived from the sale of our financial services and enterprise products, while approximately 69% was derived from our gaming and horse racing products.  In the prior year comparative quarter, approximately 84% of our revenue was derived from the sale of our financial services and enterprise products, while approximately 16% was derived from our gaming and horse racing products.  Now that some of our products are commercially available and as new leads are generated, we anticipate that business opportunities will emerge within the gaming and horse racing industry.  However, we cannot assure you that any such business opportunities will emerge, or if they do, that any such opportunity will result in a definitive arrangement with any enterprises in the gaming industry, or that any such definitive arrangement will be profitable.

Significant Transactions

On August 17, 2008, we entered into a Licence and Distribution Agreement (the “License Agreement”) with eBet Limited, eBet Gaming Systems Pty. Ltd. and eBet Systems Pty. Ltd. (collectively, “eBet”) for the license of the our software applications and for the distribution of eBet’s products and software applications.  As part of the terms of the License Agreement, the parties also entered into a Master Services Agreement (the “Services Agreement”).  Pursuant to the terms of the License Agreement, we granted to eBet an exclusive and perpetual license to our software applications for use throughout the world except for North, Central and South America and the Caribbean, for eBet to promote, market and distribute.  We retained the exclusive rights to any future software developed by eBet (with or without assistance from Sona) in North, Central and South America and the Caribbean.  Additionally, we received the rights to become a non-exclusive distributor of the eBet products and software applications in North, Central and South America and the Caribbean. Under the terms of the License Agreement, we received $2,500,000 as a license fee.   Additionally, we are to receive additional license fees of 20% of all net revenues earned by eBet from the sale and distribution of our software applications once eBet earns $5,000,000 from the sale and distribution of those products. As a distributor of eBet products and software applications, we will pay eBet a license fee of 20% of all net revenues earned by us from the sale and distribution of eBet’s products and software applications once we earns $5,000,000 from the sale and distribution of those products and software applications.  Pursuant to the terms of the Services Agreement, to be executed between Sona Mobile Holdings Corp. and eBet Services Pty. Limited, eBet is to provide advisory services, including operational, financial and marketing services, appoint the chief executive officer of Sona and to have equal representation on our board of directors. eBet is also to provide ongoing development and software maintenance services to us, for our software applications.  Tony Toohey, CEO of eBet was appointed as our CEO on September 9, 2008 and as a director on August 29, 2008.  Ian James, a director of eBet, was appointed to our board of directors on September 9, 2008.

In consideration of eBet providing advisory services under the Services Agreement, we will pay eBet 50% of our Net Income Before Income Taxes during the term of this Agreement on an annual basis once we have enough cash on hand to pay down our outstanding interest bearing debt facilities when such facilities come due, and has sufficient cash to fund working capital to continue our operations.  In addition, we will pay eBet’s designee as the chief executive officer the equivalent of $250,000 annually payable in shares of common stock by equal installments quarterly, payable quarterly in advance (commencing on 1 October, 2008) by equal installments on the first working day of each calendar quarter.

For the provision of the ongoing development and software maintenance services to us for our software applications, we will pay eBet for the labor costs incurred pursuant to each statement of work with a total lifetime maximum not to exceed $500,000 for all work performed by eBet, even if such costs exceed this amount. Such payments will accrue quarterly as they are incurred and will be deferred until the second quarter of 2009 when payments will commence on the last day of each quarter thereafter with payments not to exceed $125,000 per quarter.

On November 28, 2007, we completed a private placement of 8.0% convertible notes with 3,333,333 accompanying warrants for gross proceeds of $3 million.  The 2007 Notes have a face value of $3 million, are due on November 28, 2010 and are convertible into 6,666,667 shares of common stock (assuming interest is paid in cash) at a conversion price of $0.45 per share.  The 2007 Warrants are common stock purchase warrants to purchase 3,333,333 shares of common stock.  The 2007 Warrants have an exercise price of $0.50 per share and expire five years from the issue date.  The 2007 Notes bear interest at a rate of 8.0% per annum, payable quarterly on the first of January, April, July, and October with such interest payable in cash, shares of common stock or a combination thereof.  Payment of interest in shares of common stock is subject to certain conditions being met including the existence of a registration statement which has been declared effective by the SEC and which covers the required number of interest shares.

On July 7, 2006, we closed a private placement to accredited investors whereby we sold 16,943,323 shares of common stock and warrants to purchase 8,471,657 shares of common stock for gross proceeds of approximately $10.1 million before payment of commissions and expenses.  The warrants had an exercise price of $0.83 per share, subject to downward adjustment if we do not meet specified annual revenue targets, and are exercisable at any time during the period commencing July 7, 2006, and ending July 7, 2011.  The funds from the financing will primarily be used for general working capital purposes.  As a result of our failure to meet the specified revenue targets for fiscal 2006 and fiscal 2007, the exercise price of the warrants was adjusted downwards to an exercise price of $0.70 per share at the end of fiscal 2006 and was readjusted to an exercise price of $0.40 per share at the end of fiscal 2007.  We used $300,000 of the funds raised to repurchase 650,000 shares of common stock from our former chief executive officer, John Bush.

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

In January 2006, we entered into a strategic alliance distribution and licensing agreement with Shuffle Master, a leading provider of table gaming content, to license, develop, distribute and market “in casino” wireless handheld gaming content and delivery systems to gaming venues throughout the world.  Under the terms of the agreement, we agreed to develop a Shuffle Master-branded wireless gaming platform powered by our SWP for in-casino use, which would feature handheld versions of Shuffle Master’s proprietary table game content, as well as other proprietary gaming content and public domain casino games.  In conjunction with this strategic alliance, Shuffle Master invested $3 million, in exchange for common stock and warrants to purchase common stock in our Company pursuant to the Licensing and Distribution Agreement, dated January 12, 2006, (the “Licensing and Distribution Agreement”).  This Licensing and Distribution Agreement was amended and restated in February 2007.  Under the terms of the amended Licensing and Distribution Agreement, both we and Shuffle Master are permitted to distribute market and sell the wireless version of the SGS to gaming venues worldwide.  Additionally, we have been granted a non-exclusive worldwide license to offer Shuffle Master's proprietary table game content on the platform, and we have granted Shuffle Master a non-exclusive worldwide license to certain of our developed wireless platform software and enhancements that support the integration and mobilization of casino gaming applications into in-casino wireless gaming delivery systems.  Shuffle Master beneficially owns 8.19% of our common stock.

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

Critical Accounting Policies

We prepare our financial statements in accordance with accounting principally generally accepted in the United States of America (“GAAP”).  These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of its financial statements.  We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period.  We periodically evaluate these estimates and assumptions including those relating to revenue recognition, impairment of goodwill and intangible assets, the allowance for doubtful accounts, capitalized software, income taxes, stock-based compensation and contingencies and litigation.  We base our estimates on historical experience and various other assumptions that it believes to be reasonable based on specific circumstances.  We review the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors.  These estimates and assumptions form the basis for judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates.  Further, changes in accounting and legal standards could adversely affect our future operating results.  Our critical accounting policies include: revenue recognition, allowance for doubtful accounts, capitalized software, income taxes, stock-based compensation, and derivatives, each of which are discussed below.

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

Capitalized Software Development Costs

We capitalize certain software development costs after a product becomes technologically feasible and before its general release to customers.  Significant judgment is required in determining when a product becomes “technologically feasible.”  Capitalized development costs are then amortized over the product’s estimated life beginning upon general release of the product.  Periodically, we compare a product’s unamortized capitalized cost to the product’s net realizable value.  To the extent unamortized capitalized cost exceeds net realizable value based on the product’s estimated future gross revenues (reduced by the estimated future costs of completing and selling the product) the excess is written off.  This analysis requires us to estimate future gross revenues associated with certain products and the future costs of completing and selling certain products.  Changes in these estimates could result in write-offs of capitalized software costs.  The software development costs which we had previously capitalized, substantially related to the development of the wireless gaming system.  Capitalized software development costs are periodically evaluated for impairment.  During the quarter ended June 30, 2008, we wrote down the remaining balance of the capitalized software development costs to nil.  Our initial expectations were that the wireless gaming system would begin generating revenues by March 2008.  As we have not recognized significant and expected revenues to date from the wireless gaming system, we have determined that the capitalized software development costs were subject to impairment and as such the capitalized costs were fully written off in the previous fiscal quarter of 2008.  The impairment charges of $432,656 are classified as a component of other income and expense on the consolidated statement of operations and loss.

Income Taxes

We use the asset and liability approach to account for income taxes.  This methodology recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  We then record a valuation allowance to reduce deferred tax assets to an amount that likely will be realized.  We consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.  If we determine during any period that we could realize a larger net deferred tax asset than the recorded amount, we would adjust the deferred tax asset and record a corresponding reduction to its income tax expense for the period.  Conversely, if we determine that we would be unable to realize a portion of our recorded deferred tax asset, it would adjust the deferred tax asset and record a charge to income tax expense for the period.  Significant judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns.  Fluctuations in the actual outcome of these future tax consequences (e.g., the income we earn within the United States) could materially impact our financial position or results of operations.

We adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”) on January 1, 2007.  As of September 30, 2008, there exists a valuation allowance against the full amount of our net deferred tax asset.  As such, the adoption of FIN 48 did not have an impact on the financial statements for the nine months ended September 30, 2008.  It is our policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN 48, there was no accrued interest or penalty associated with any unrecognized tax benefits, nor was any interest expense or penalty recognized during nine months ended September 30, 2008.

We file our income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related taxes laws and regulations and require significant judgment to apply.  We are no longer subject to U.S. federal and state examinations for years before 2004, and Canadian federal and provincial tax examination for years before 2004.  We do not believe there will be any material changes in our unrecognized tax position over the next 12 months.

We have applied for Scientific Research and Development Tax credits, as part of our annual Canadian federal and provincial income tax filings.  The federal tax credits are non-refundable and as we have a full provision against any future benefits from our historical tax losses, a tax receivable amount for federal research tax credits is not recognized on the balance sheet.  Ontario provincial tax credits for valid research and development expenditures are refundable.  As the amount of tax credit that will be awarded to us upon assessment of the returns by this tax jurisdiction is not always certain at the time the tax returns are filed, it is our policy to book a receivable for these amounts on the balance sheet only when we receive the final tax assessment after the filing of such returns.  As of September 30, 2008 and December 31, 2007, the balances for tax credits receivable on the balance sheet were nil and $51,220, respectively.  These balances related to Ontario research and development tax credits assessed, but not received, as of the respective financial statement dates.

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

During the nine months ended September 30, 2008, we issued stock options to directors, officers, and employees under the 2006 Incentive Plan as described in Note 14 to our consolidated financial statements.  The fair value of the total options granted during the first three quarters of fiscal 2008 and fiscal 2007 was estimated at the date of grant using a Black-Scholes option-pricing model, using a range of risk-free interest rates of 2.67% - 5.00%, an expected term of 3.2 years, expected volatility of 55.0% and no dividend.

Results of Operations

Our business is in its early stages and consequently our financial results are difficult to compare from one period to the next.  We expect such period-to-period differences to continue to be significant over the next several quarters, until we have a number of full years of operations.

Comparison of three months ended September 30, 2008 and 2007

For the three months ended September 30, 2008, we had a comprehensive loss of $1,193,610 compared to a comprehensive loss of $1,131,603 for the three months ended September 30, 2007.  The slight increase of $62,007 in comprehensive loss between the three months ended September 30, 2008 and 2007 was primarily due to the decrease in revenue from $433,300 in the third quarter of 2007 compared to revenue of $31,399 in the third quarter of 2008.  Decreases in revenue in the current year quarter were largely offset by a decrease in general and administrative expenses, professional fees, and selling and marketing expenses, which collectively decreased by $518,252, as a result of our cost reduction efforts.  Interest expense related to our convertible debentures and bridge note financing caused interest to increase to $130,155 in the current year quarter versus nil in the comparative prior year quarter.  The following table compares our consolidated statement of operations data for the three months ended September 30, 2008 and 2007.

	Three months ended September 30,
	2008	2007

Net Revenue	$31,399	$433,300

Operating expenses
Depreciation and amortization	86,494	17,996
General and administrative expenses	322,514	501,024
Professional fees	8,099	263,483
Development expenses	556,920	574,965
Selling and marketing expenses	123,289	207,647
Total operating expenses	1,097,316	1,565,115

Operating loss	(1,065,917)	(1,131,815)

Interest income	2,852	21,554
Interest expense	(130,155)	−
Other income and expense	(3,670)	(7,810)

Net loss	(1,196,890)	(1,118,071)
Foreign currency translation adjustment	3,280	(13,532)

Comprehensive loss	$(1,193,610)	$(1,131,603)

Net Revenue

Net revenue for the three months ended September 30, 2008 was $31,399 compared to net revenue of $433,300 for the three months ended September 30, 2007, a decrease of 401,901.  The net revenue of $31,399 for the three months ended September 30, 2008 included $25,457 of software licensing and development revenue and $5,942 of maintenance and service contract revenue.  Approximately 21% of the revenue for the three months ended September 30, 2008, related to development fees for project work and approximately 79% was attributable to continuing license subscriptions or other forms of recurring revenue.  For the three months ended September 30, 2008, approximately 40% of our revenue was derived from applications sold to the financial services and enterprise products, while approximately 60% was derived from the gaming and horse racing products.  The net revenue of $433,300 for the three months ended September 30, 2007 included $412,010 of software licensing and development revenue and $21,290 of maintenance and service contract revenue.  Approximately 84% of the revenue for the three months ended September 30, 2007, relates to development fees for project work and approximately 16% is attributable to continuing license subscriptions or other forms of recurring revenue.  For the three months ended September 30, 2007, 84% of our revenue was derived from applications sold to the financial services and enterprise products, while approximately 16% was derived from gaming and horse racing products.

Operating expenses

Total operating expenses for the three months ended September 30, 2008 were $1,097,316 compared to $1,565,115 for the three months ended September 30, 2007, a decrease of 30%.  The decrease of $467,799 was primarily due to cost reductions efforts which caused general and administrative expenses to decrease by 36%, professional fees to decrease by 97%, and sales and marketing expenses to decrease by 41% due to a lower level of headcount, reduced use of outside professionals and negotiation of discounts on existing vendor balances owing.

Depreciation and amortization

Depreciation and amortization expenses during the three months ended September 30, 2008 were $86,494 compared to $17,996 incurred during the three months ended September 30, 2007, a decrease of $68,498.  The increase in this category was primarily due to amortization of debt issuance costs related to the 2007 Notes ($27,015), as described in Note 11 of our consolidated financial statements.  The remaining balance in the three months ended September 30, 2008 consisted of depreciation of property, plant and equipment. The comparative three months of fiscal 2007 amount in this category was composed entirely of depreciation expense relating to property, plant and equipment.

General and Administrative expenses

General and administrative expenses during the three months ended September 30, 2008 were $322,514 compared to $501,024 incurred during the three months ended September 30, 2007, a 36% decrease.  The decrease is primarily due to general cost reduction efforts across most expenses in this category.  Decreases of $62,499 in payroll related expenses and $56,976 to stock option expense were major contributors to the overall decrease in this category.

Professional fees

Professional fees during the three months ended September 30, 2008 were $8,099, compared to $263,483 incurred during the three months ended September 30, 2007, a 97% decrease.  Legal fees decreased from $164,851 during the third quarter of fiscal 2007 to a credit of $20,688 during the third quarter of 2008.  The decrease was due to credits negotiated on previous vendor balances owing, as well as due to the hiring of our internal general counsel, with the intention of reducing the high costs associated with legal fees related to contract negotiations, regulatory and patent filings, intellectual property, and other matters.

Development expenses

Development expenses during the three months ended September 30, 2008, were $556,920 compared to $574,965 incurred during the comparative three months ended September 30, 2007, a 3% decrease.  Although total development expenses decreased, payroll and related expenses in this category increased by 19% from $426,794 during the third quarter of fiscal 2007 to $506,512 incurred during the third quarter of fiscal 2008.  This is primarily due to the fact that in the third quarter of 2007, $155,167 of payroll related expenses was capitalized as software development costs, in accordance with SFAS 86, reducing development expense by the same amount capitalized.  There was no capitalization of software development costs during the third quarter of fiscal 2008.  Most other sub-categories of expenses in this category decreased in the current year quarter, including consulting expenses which decreased from $61,303 in the third quarter of 2007 to nil in the third quarter of 2008.

Selling and marketing expenses

Selling and marketing expenses during the three months ended September 30, 2008 were $123,289 compared to $207,647 incurred during the three months ended September 30, 2007, a 41% decrease.  The main contributor to the decrease was payroll related expenses which decreased by $54,979 from the prior year quarter.  The balance of the year over year decrease in this category were caused by decreases in a number of sub-categories including consulting which decreased by $16,440, conferences & tradeshows which decreased by $8,272 and travel, which decreased by $6,787.

Other income and expense

For the three months ended September 30, 2008, other income and expense was a loss of $3,670 compared to a loss of $7,810 during the three months ended September 30, 2007.  The amounts in both years’ quarters were caused by foreign currency transaction exchange losses.

Interest income

Interest income was derived from investing unused cash balances in short-term liquid investments. Average cash balances and interest rates during the third quarter of fiscal year 2008 were lower than during the third quarter of fiscal year 2007, resulting in the lower level of interest income of $2,852 during the third quarter of fiscal year 2008 versus $21,554 earned during the third quarter of fiscal year 2007.

Interest expense

Interest expense increased from nil during the third quarter of fiscal year 2007 to $130,155 during the third quarter of fiscal year 2008.  This increase was due to interest expense related to the issuance of debt in November 2007 and the bridge note financing in June 2008.  Actual interest expense on the face value of the 2007 Notes for the three months ended September 30, 2008 was $60,000, while amortization of the debt discount was $57,160.  Interest expense accrued but not paid on the bridge note financing in the third quarter of 2008 was $10,857.

Foreign currency translation adjustment

Prior period retained earnings on Innovations’ books were translated at historical exchange rates while the rest of the financial statement line items were translated at current period rates.  The resulting difference was treated as gain or loss due to foreign currency translation during the period.  During the third quarter of fiscal 2008, there was a gain of $3,280 and during the third quarter of fiscal 2007 there was a loss of $13,532.  These exchange translation amounts were directly related to revaluation of the Innovation’s books to our U.S. dollar functional reporting currency.

Comparison of nine months ended September 30, 2008 and 2007

For the nine months ended September 30, 2008, we had a comprehensive loss of $4,756,767 compared to a comprehensive loss of $4,114,900 for the nine months ended September 30, 2007.  The increase of $641,867 in comprehensive loss between the nine months ended September 30, 2008 and 2007 was primarily due to the increase in other income and expenses as a result of the write down of software development cost of $432,656, an increase in interest expense of $364,011, and a decrease of $536,228 in net revenues, partially offset by a decrease in operating expenses of $735,544.  The following table compares our consolidated statement of operations data for the nine months ended September 30, 2008 and 2007.

	Nine months ended September 30,
	2008	2007

Net Revenue	$312,381	$848,609

Operating expenses
Depreciation and amortization	231,779	46,003
General and administrative expenses	1,456,277	1,742,747
Professional fees	381,867	889,274
Development expenses	1,688,192	1,492,142
Selling and marketing expenses	530,117	853,610
Total operating expenses	4,288,232	5,023,776

Operating loss	(3,975,851)	(4,175,167)

Interest income	18,510	116,549
Interest expense	(364,475)	(464)
Other income and expense	(443,328)	(17,441)

Net loss	(4,765,144)	(4,076,523)
Foreign currency translation adjustment	8,377	(38,377)

Comprehensive loss	$(4,756,767)	$(4,114,900)

Net Revenue

Net revenue for the nine months ended September 30, 2008 was $312,381 compared to net revenue of $848,609 for the nine months ended September 30, 2007, a decrease of 63%.  The net revenue of $312,381 for the nine months ended September 30, 2008 included $290,264 of software licensing and development revenue and $22,117 of maintenance and service contract revenue.  Approximately 80% of the revenue for the nine months ended September 30, 2008 related to development fees for project work and approximately 20% is attributable to continuing license subscriptions or other forms of recurring revenue.  For the nine months ended September 30, 2008, approximately 31% of our revenue was derived from applications sold to the financial services and enterprise products, while approximately 69% was derived from the gaming and horse racing products.  The net revenue of $848,609 for the nine months ended September 30, 2007 included $800,524 of software licensing and development revenue and $48,085 of maintenance and service contract revenue.  Approximately 86% of the revenue for the nine months ended September 30, 2007, related to development fees for project work and approximately 14% was attributable to continuing license subscriptions or other forms of recurring revenue.  For the nine months ended September 30, 2007, approximately 78% of our revenue was derived from applications sold to the financial services and enterprise vertical, while approximately 22% was derived from gaming and horse racing products.

Operating expenses

Total operating expenses for the nine months ended September 30, 2008 were $4,288,232 compared to $5,023,776 for the nine months ended September 30, 2007, a decrease of 15%.  The decrease of $735,544 was primarily due to cost reduction efforts whereby general and administrative expenses decreased by 16%, professional fees decreased by 57%, and sales & marketing expenses decreased by 38%.

Depreciation and amortization

Depreciation and amortization expenses during the nine months ended September 30, 2008 were $231,779 compared to $46,003 during the nine months ended September 30, 2007, an increase of $185,776.  The increase was primarily due to amortization of debt issuance costs related to the 2007 Notes ($81,046), as described in Note 11 of our consolidated financial statements, as well as amortization of software development costs ($43,266) in the first quarter of 2008 , while the remaining balance consisted of depreciation of property, plant and equipment.  The comparative amount for the nine-month period of fiscal 2007 in this category consisted entirely of depreciation expense relating to property, plant and equipment.

General and Administrative expenses

General and administrative expenses during the nine months ended September 30, 2008 were $1,456,277 compared to $1,742,747 during the nine months ended September 30, 2007, a 16% decrease.  Payroll expenses in this category decreased slightly by $16,517, or 3%, as a result of employee terminations, including the CEO, offset by the hiring of our internal counsel and some salary increases.  There were decreases in a variety of expenses in this category including consulting ($52,256), travel ($33,630), stock-based compensation ($77,548), and minor decreases in various other expenses due to cost reduction efforts, resulting in the decrease to this category in the first three quarters of fiscal 2008 as compared to the similar period of fiscal 2007.

Professional fees

Professional fees during the nine months ended September 30, 2008 were $381,867, compared to $889,274 during the nine months ended September 30, 2007, a 57% decrease.  Legal fees decreased from $636,777 during the first three quarters of fiscal 2007 to $227,467 during the first three quarters of 2008.  The decrease in the current year period was primarily due to the hiring of internal general counsel with the intention of reducing the high costs associated with legal fees related to contract negotiations, regulatory and patent filings, intellectual property, and other matters.  Consulting also decreased year over year by $52,343, also due to our cost reduction efforts and corresponding reduced use of consultants

Development expenses

Development expenses during the nine months ended September 30, 2008 were $1,688,192 compared to $1,492,142 during the comparative nine months ended September 30, 2007, a 13% increase.  Payroll related expenses increased by 38% year over year, from $1,110,548 during the first three quarters of fiscal 2007 to $1,535,857 incurred during the first three quarter of fiscal 2008.  However, the 2007 amount was reduced by $471,988 of payroll related development costs which was capitalized as software development costs, in accordance with SFAS 86, reducing development expense by the same amount capitalized.  There were no software development costs capitalized in the first three quarters of 2008.

Selling and marketing expenses

Selling and marketing expenses during the nine months ended September 30, 2008 were $530,117 compared to $853,610 during the nine months ended September 30, 2007, a 38% decrease.  Expenses related to consultants, conferences and tradeshows and travel and entertainment expenses decreased from $399,778 incurred during the first three quarter of fiscal year 2007 to $161,758 incurred during the first three quarters of fiscal year 2008 due to cost reduction efforts implemented in order to conserve cash.

Other income and expense

For the nine months ended September 30, 2008, other income and expense was a loss of $443,328 compared to a loss of $17,441 during the nine months ended September 30, 2007, an increase of $425,887.  The increase in other income and expense was primarily due to the write down of the remaining balance of capitalized software development costs ($432,656) to nil during the third quarter of fiscal 2008, while the remaining balance was contributed to a foreign currency transaction exchange loss ($10,672).  Comparatively, during the nine months ended September 30, 2007, other income and expense was a loss of $17,441, which consisted entirely of a foreign currency transaction exchange loss.

Interest income

Interest income was derived from investing unused cash balances in short-term liquid investments.  Average cash balances and interest rates during the first three quarter of fiscal year 2008 were lower than during the first three quarter of fiscal year 2007, resulting in the lower level of interest income of $18,510 during the first nine months of fiscal year 2008 versus $116,549 earned during the first nine months of fiscal year 2007.

Interest expense

Interest expense increased from $464 during the first three quarter of fiscal year 2007 to $364,475 during the first three quarter of fiscal year 2008, an increase of $364,011.  This increase was due to interest expense related to the issuance of debt in November 2007.  Actual interest accrued or paid for the fiscal period ended September 30, 2008 was $180,000, while amortization of the debt discount in the amount of $171,480 contributed to the majority of the remainder of this amount for the nine month period ended September 30, 2008.

Foreign currency translation adjustment

Prior period retained earnings on Innovations’ books are translated at historical exchange rates while the rest of the financial statement line items are translated at current period rates.  The resulting difference was treated as gain or loss due to foreign currency translation during the period.  During the first three quarters of fiscal 2008, there was a gain of $8,377 and during the first three quarter of fiscal 2007 there was a loss of $38,377.  These exchange translation amounts were directly related to revaluation of the Innovation’s books to our U.S. dollar functional reporting currency.

Liquidity and Capital Resources

At September 30, 2008, we had total cash and cash equivalents of $1,617,560 held in current and short-term deposit accounts.  We believe that, based on our current level of spending and the current level of cash receipts, it will be necessary for us to increase our revenue significantly or seek additional financing by the beginning of the second quarter of 2009.  There can be no assurance that we will be able to raise additional capital on favorable terms, or at all, due to the current state of the credit markets and of the gaming industry, nor can there be any assurance that we will be able to generate new revenue opportunities on a timely basis.  If we cannot raise financing or increase revenues, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

Because of our limited revenue and cash flow from operations, we have depended primarily on financing transactions to support our working capital and capital expenditure requirements.  Through September 30, 2008, we had accumulated losses of approximately $26.4 million, which were financed primarily through sales of equity securities.  Since our inception in November 2003 through September 30, 2008, we have raised approximately $18 million in equity financing and $3.5 million in debt financing.

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

In addition, on July 7, 2006, we closed a private placement to accredited investors in which we sold 16,943,323 shares of common stock and warrants to purchase 8,471,657 shares of common stock at an exercise price of $0.83 per share, subject to downward adjustment if we do not meet specified annual revenue targets, for gross proceeds of approximately $9.3 million after payment of commissions and expenses.  As of December 31, 2007, as a result of our failure to meet the specified annual revenue targets, the exercise price of the warrants was adjusted downwards to $0.40 per share.

On November 28, 2007, we completed a private placement of 8.0% convertible notes with 3,333,333 accompanying warrants which had gross proceeds of $3.0 million.  The 2007 Notes have a face value of $3 million, are due on November 28, 2010 and are convertible into 6,666,667 shares of common stock at a conversion price of $0.45 per share (assuming interest is paid in cash).  The 2007 Warrants are to purchase 3,333,333 shares of common stock and have an exercise price of $0.50 per share and expire five years from the issue date.

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

On May 28, 2008, we entered into a Bridge Loan Financing Agreement (the “Agreement”) with Shawn Kreloff, Chairman and CEO, and his wife, Victoria Corn (the “Investor”) pursuant to which the Investor agreed to lend us up to $1,000,000 by one or two installments under unsecured promissory notes that would be convertible into a subsequent financing by us.  Each unsecured promissory note would mature in 90 days from the date of issuance of each Note at the rate of 8% per annum accruing from the date of issuance.  On June 17, 2008, Investor funded the first installment of the Agreement in the amount of $471,750 and was issued a Bridge Loan Note in that amount pursuant to the terms of the Agreement.  There is no timing commitment as to the remaining amount under the Bridge Loan Financing Agreement.  We believe the commitment for the remaining amount remains valid, although Mr. Kreloff, who was placed on administrative leave on July 16, 2008 and terminated effective September 10, 2008, has advised us that he does not believe he is required to fund the remaining amount.

On August 17, 2008, we entered into a Licence and Distribution Agreement (the “License Agreement”) with eBet Limited, eBet Gaming Systems Pty. Ltd. and eBet Systems Pty. Ltd. (collectively, “eBet”) for the license of our software applications and for the distribution of eBet’s products and software applications.  As part of the terms of the License Agreement, the parties also entered into a Master Services Agreement (the “Services Agreement”).  Pursuant to the terms of the License Agreement, we received $2,500,000 as a license fee.   Additionally, we are to receive additional license fees of 20% of all net revenues earned by eBet from the sale and distribution of our software applications once eBet earns $5,000,000 from the sale and distribution of those products. As a distributor of eBet products and software applications, we will pay eBet a license fee of 20% of all net revenues earned by us from the sale and distribution of eBet’s products and software applications once we have earned $5,000,000 from the sale and distribution of those products and software applications.  Pursuant to the terms of the Services Agreement, the we are to pay eBet 50% of our Net Income Before Income Taxes during the term of the Agreement on an annual basis once we have earned enough cash on hand to pay down our outstanding interest bearing debt facilities when such facilities come due, and we have sufficient cash to fund working capital to continue our operations.  In addition, we will pay eBet’s designee as the chief executive officer the equivalent of $250,000 annually payable in shares of common stock by equal installments quarterly, payable quarterly in advance (commencing on 1 October, 2008) by equal installments on the first working day of each calendar quarter.

Our working capital at September 30, 2008, was negative $1,387,260 and our current ratio at September 30, 2008, was approximately 0.6 to 1.  The current ratio is derived by dividing current assets by current liabilities and is a measure used by lending sources to assess our ability to repay short-term liabilities.

Overall, for the nine month period ended September 30, 2008, we have had a net cash decrease of $749,466, attributable primarily to net cash used in operating activities of approximately $1.18 million, offset by the proceeds from the issuance of a short term note of $471,750.  The primary components of our operating cash flows are net loss adjusted for non-cash expenses, such as depreciation and amortization, accretion of the convertible debt discount, stock-based compensation, and the changes in accounts receivable, accrued liabilities and payroll, deferred revenue, and accounts payable.  Deferred revenue has increased by $2.59 million in the first three quarters of 2008, primarily relating to the $2.5 million of licensing fees we received from eBet in the third quarter of 2008, of which $2.5 million is in deferred revenue as of September 30, 2008.  Cash used in operating activities was $1,180,117 during the first three quarter of fiscal year 2008 versus $3,769,711 during the first three quarter of fiscal year 2007.  If the eBet deferred revenue was excluded from the 2008 year to date totals, the adjusted cash used in operating activities balance would be $3,680,117 for the three quarters ended September 30, 2008.

There were net capital expenditures of $43,579 during the first three quarter of fiscal 2008 and $99,419 during the first three quarter of fiscal 2007.  There were no development costs capitalized during the first three quarter of fiscal 2008 and there were $471,988 of development costs capitalized during the first three quarter of fiscal 2007.  During the second quarter of 2008, we determined the remaining capitalized software development costs were subject to impairment and as such the capitalized costs have been fully written off as of September 30, 2008.

As of September 30, 2008, our balance sheet shows long term indebtedness of $2,506,514 in the form of convertible debt which is the value, net of the unamortized debt discount, of the 2007 Notes.  The 2007 Notes have a face value of $3.0 million.  There is also a long term liability balance of $471,750 which is a note payable.

Contractual Obligations and Long-Term Liability

We lease office space in Toronto, Ontario and Boulder, Colorado, which leases extend to February 2012 and September 2010, respectively.  We are currently looking to sub-lease both properties, but did not have binding contracts to sub-lease as of October 31, 2008.   We are currently leasing virtual office space in New York, New York a on a short-term basis, under a lease which expires in December 2008, for our corporate headquarters.  We do not intend to renew our New York lease and have given the requisite notice of termination as of October 31, 2008.  Instead, we plan to move our corporate headquarters to Las Vegas as of the end of December 2008.   In addition, in 2007 we leased approximately 1,000 square feet in Las Vegas, Nevada, for our corporate apartment which was leased on an annual basis until February 2008, at a monthly rent of approximately $2,000.  Our frequent trips to Las Vegas made this lease a cost-effective way to house our employees during business trips for meetings with our partner Shuffle Master and in connection with GLI certification of our wireless gaming solution.  This lease was not renewed when it expired at the end of February 2008.  In April 2008, we opened a small sales office in Las Vegas, Nevada under a short-term lease which extends to December 2008.  We do not intend to renew this lease and have given the requisite notice of termination as of October 31, 2008.  We are actively searching for new office space in Las Vegas, which will serve as our headquarters, and plan to move in before December 31, 2008.  Office lease expenses for the three months ended September 30, 2008 and 2007 were $82,741 and $99,268, respectively. Office lease expenses for the nine months ended September 30, 2008 and 2007 were $291,571 and $311,800, respectively.

We also lease office and computer equipment.  These leases have been classified as operating leases.  Office and computer equipment lease expenses for the three months ended September 30, 2008 and 2007 were $38,608 and $38,292, respectively.  Office and computer equipment lease expenses for the nine months ended September 30, 2008 and 2007 were $117,438 and $115,045, respectively.

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

    Contractual obligations and payments relating to our long-term liability in future periods are as follows (2008 amounts are for three months):

Contractual Obligations and Long-Term Liability (US$)
	Total	2008	2009	2010	2011			2012	+
Office Space Leases:
United States	$367,359	$43,457	$183,100	$140,802	$	−	$	−
Canada	401,222	27,148	111,380	114,772		118,222		29,700
Total Office Space	768,581	70,605	294,480	255,574		118,222		29,700
Office Equipment	97,573	35,945	60,982	646		−		−
Convertible Debt	3,000,000	-	−	3,000,000		−		−
Interest on Convertible Debt	520,000	60,000	240,000	220,000		−		−
Total	$4,386,154	$166,550	$595,462	$3,476,220		$118,222		$29,700

Off-Balance Sheet Arrangements

As of September 30, 2008, there were no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") of the end of the period covered by this quarterly report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective, as of the Evaluation Date to ensure that (i) information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time limits specified in the Commission's rules and forms, and (ii) information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 6.  Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of March 7, 2005 among the Company, PAC and Sona Mobile (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed March 11, 2005).

3.1
Certificate of Incorporation, as amended (incorporated by reference to the following documents (i) the Company’s Consent Solicitation dated October 26, 2004 as filed on November 1, 2004; (ii) Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-KSB for its fiscal year ended March 31, 2005; (iii) Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 22, 2005; (iv) Appendix IV to the Company’s Definitive Proxy Statement dated October 27, 2005 and filed on the same date); and (v) Appendix I to the Company’s Definitive Proxy Statement dated August 22, 2007 and filed on the same date).

3.2	By-laws of the Company, as amended October 9, 2008 (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K, filed October 10, 2008).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Form SB-2 (file number 333-130461), filed February 2, 2006).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sona Mobile Holdings Corp.

Date: November 14, 2008	/s/ Anthony P. Toohey
Anthony P. Toohey
Chief Executive Officer

Date: November 14, 2008	/s/ Stephen Fellows
Stephen Fellows
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Anthony Toohey, certify that:

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

Date:  November 14, 2008
/s/  Anthony P. Toohey
      Anthony P. Toohey
      Chief Executive Officer

EXHIBIT 31.2
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Stephen Fellows, certify that:

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

Date:  November 14, 2008
/s/  Stephen Fellows
      Stephen Fellows
      Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Sona Mobile Holdings Corp. (the “Company”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Anthony Toohey, Chief Executive Officer of the Company, and Stephen Fellows, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Anthony P. Toohey
Anthony P. Toohey
Chief Executive Officer

/s/ Stephen Fellows
Stephen Fellows
Chief Financial Officer

November 14, 2008